Form 10-Q
period 2021-06-30
Blend Labs, Inc.
filed 2021-08-24
CIK 1855747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-40599

BLEND LABS, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-5211045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
415 Kearny Street
San Francisco, California 94108
(650) 550-4810
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	BLND	New York Stock Exchange
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 16, 2021, there were 214,195,672 shares of the registrant's Class A common stock outstanding, 12,883,331 shares of the registrant's Class B common stock outstanding, and no shares of the registrant's Class C common stock outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, our ability to determine reserves, and our ability to achieve and maintain future profitability;
•our ability to successfully execute our business and growth strategy;
•the sufficiency of our cash, cash equivalents, and marketable securities to meet our liquidity needs;
•the demand for our products and services;
•our ability to increase our transaction volume and to attract and retain customers;
•our ability to integrate more marketplaces into our end-to-end consumer journeys;
•our ability to develop new products, services, and features and bring them to market in a timely manner and make enhancements to our current products;
•our ability to compete with existing and new competitors in existing and new markets and offerings;
•our ability to successfully acquire and integrate companies and assets, including our ability to integrate Title365 with our platform;
•our ability to maintain the security and availability of our platform;
•our expectations regarding the effects of existing and developing laws and regulations, including with respect to taxation and privacy and data protection;
•our ability to manage risk associated with our business;
•our expectations regarding new and evolving markets;
•our ability to develop and protect our brand and reputation;
•our expectations and management of future growth;
•our expectations concerning relationships with third parties;
•our ability to attract and retain employees and key personnel;
•our ability to service our existing debt;
•our ability to maintain, protect, and enhance our intellectual property;
•the increased expenses associated with being a public company; and
•the impact of the COVID-19 pandemic, or a similar public health threat, on global markets, general economic conditions in the United States, and our business and operations.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on

Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blend Labs, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$369,726	$41,092
Marketable securities	83,959	110,631
Trade and other receivables	36,659	14,981
Prepaid expenses and other current assets	27,062	19,268
Restricted cash	—	173
Total current assets	517,406	186,145
Property and equipment, net	8,596	4,594
Operating lease right-of-use assets	15,070	12,685
Intangible assets, net	194,175	1,208
Goodwill	284,798	—
Deferred contract costs	3,939	5,414
Restricted cash, non-current	5,357	5,023
Other non-current assets	14,196	676
Total assets	$1,043,537	$215,745
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,273	$3,437
Deferred revenue	11,478	13,622
Accrued compensation	13,819	9,060
Other current liabilities	29,693	8,910
Acquisition consideration payable	195,577	—
Total current liabilities	256,840	35,029
Operating lease liabilities, non-current	14,555	14,004
Other long-term liabilities	14,423	3,375
Acquisition consideration expected to be funded from long-term debt proceeds	225,000	—
Total liabilities	510,818	52,408
Commitments and contingencies (Note 7)
Redeemable noncontrolling interest	46,266	—
Stockholders’ equity:
Founders Convertible Preferred Stock, $0.00001 par value: 1,026,008 shares authorized as of June 30, 2021 and December 31, 2020; 691,666 and 1,026,007 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Convertible Preferred Stock, $0.00001 par value: 149,566,300 and 127,097,070 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 146,180,902 and 121,352,684 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $710,477 and $387,841 as of June 30, 2021 and December 31, 2020, respectively	702,940	385,225
Class A common stock, $0.00001 par value: 198,765,859 and 143,161,807 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 14,880,393 and 15,038,726 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.00001 par value: 286,666,667 and 228,333,333 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 45,259,907 and 32,908,824 shares issued and outstanding, including 3,110,044 and 495,650 shares of early exercised stock options as of June 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	77,661	50,968
Accumulated other comprehensive income (loss)	4	(5)
Accumulated deficit	(294,153)	(272,852)
Total stockholders’ equity	486,453	163,337
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,043,537	$215,745
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$32,062	$21,920	$63,937	$37,523
Cost of revenue	12,360	8,665	23,220	16,023
Gross profit	19,702	13,255	40,717	21,500
Operating expenses:
Research and development	20,884	14,675	37,958	26,496
Sales and marketing	18,271	11,557	34,136	24,987
General and administrative	20,181	7,830	35,464	13,908
Total operating expenses	59,336	34,062	107,558	65,391
Loss from operations	(39,634)	(20,807)	(66,841)	(43,891)
Other income (expense), net	112	239	262	479
Loss before income taxes	(39,522)	(20,568)	(66,579)	(43,412)
Income tax benefit (expense)	45,288	(6)	45,278	(13)
Net income (loss)	5,766	(20,574)	(21,301)	(43,425)
Less: Undistributed earnings attributable to participating securities	(5,766)	—	—	—
Net income (loss) attributable to common stockholders	$—	$(20,574)	$(21,301)	$(43,425)

Net income (loss) per share:
Basic	$0.00	$(0.53)	$(0.44)	$(1.14)
Diluted	$0.00	$(0.53)	$(0.44)	$(1.14)
Weighted average shares used in calculating net income (loss) per share:
Basic	51,956	39,166	48,547	37,997
Diluted	77,864	39,166	48,547	37,997

Comprehensive income (loss):
Net income (loss)	$5,766	$(20,574)	$(21,301)	$(43,425)
Unrealized (loss) gain on marketable securities	(6)	175	9	3
Comprehensive income (loss)	$5,760	$(20,399)	$(21,292)	$(43,422)
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity
(In thousands)
(Unaudited)

	Three and Six Months Ended June 30, 2021
	Redeemable Noncontrolling Interest	Founders Preferred Stock		Convertible Preferred Stock		Common Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
						Class A		Class B
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2020	$—	1,026	$—	121,353	$385,225	15,039	$—	32,909	$1	$50,968	$(5)	$(272,852)	$163,337
Issuance of Series G Convertible Preferred Stock, net of issuance costs of $299	—	—	—	22,419	309,701	—	—	—	—	—	—	—	309,701
Exercise of Convertible Preferred Stock warrants	—	—	—	2,075	8,014	—	—	—	—	—	—	—	8,014
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	—	—	—	—	—	4,773	—	4,172	—	—	4,172
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	157	—	—	157
Vesting of performance-based Convertible Preferred Stock warrants	—	—	—	—	—	—	—		—	118	—	—	118
Stock-based compensation	—	—	—	—	—	—	—	—	—	4,016	—	—	4,016
Conversion of Founders Preferred Stock to Series G during Series G Financing Round	—	(334)	—	334	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	—	—	—	—	—	(27,067)	(27,067)
Balances as of March 31, 2021	—	692	$—	146,181	$702,940	15,039	$—	37,682	$1	$59,431	$10	$(299,919)	$462,463
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	—	—	—	—	—	7,419	—	7,360	—	—	7,360
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	1,380	—	—	1,380
Stock-based compensation	—	—	—	—	—	—	—	—	—	6,609	—	—	6,609
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	—	—	(6)	—	(6)
Conversion of Class A to Class B common stock upon stock sales by former employees	—	—	—	—	—	(159)	—	159	—	—	—	—	—
Repayment of employee promissory note collateralized by common stock	—	—	—	—	—	—	—	—	—	2,881	—	—	2,881
Noncontrolling interest recognized in connection with business combination	46,266	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	5,766	5,766
Balances as of June 30, 2021	$46,266	692	$—	146,181	$702,940	14,880	$—	45,260	$1	$77,661	$4	$(294,153)	$486,453
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (Continued)
(In thousands)
(Unaudited)

	Three and Six Months Ended June 30, 2020
	Founders Preferred Stock		Convertible Preferred Stock		Common Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
					Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2019	1,026	$—	110,898	$306,820	12,898	$—	26,035	$1	$26,288	$93	$(198,235)	$134,967
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	—	—	—	—	3,487	—	2,044	—	—	2,044
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	94	—	—	94
Stock-based compensation	—	—	—	—	—	—	—	—	3,239	—	—	3,239
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	—	(172)	—	(172)
Net loss	—	—	—	—	—	—	—	—	—	—	(22,851)	(22,851)
Balances as of March 31, 2020	1,026	$—	110,898	$306,820	12,898	$—	29,522	$1	$31,665	$(79)	$(221,086)	$117,321
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	—	—	—	—	1,281	—	741	—	—	741
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	65	—	—	65
Vesting of performance-based Convertible Preferred Stock warrants	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	3,402	—	—	3,402
Conversion of Class A to Class B common stock upon stock sales by a former employee	—	—	—	—	(667)	—	667	—	—	—	—	—
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	—	175	—	175
Net loss	—	—	—	—	—	—	—	—	—	—	(20,574)	(20,574)
Balances as of June 30, 2020	1,026	$—	110,898	$306,820	12,231	$—	31,470	$1	$35,873	$96	$(241,660)	$101,130
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(21,301)	$(43,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	10,625	6,641
Depreciation and amortization	1,654	2,430
Amortization of deferred contract costs	2,611	1,631
Amortization of operating lease right-of-use assets	1,135	1,144
Release of valuation allowance and change in deferred taxes	(46,511)	—
Other	829	151
Changes in operating assets and liabilities:
Trade and other receivables	(1,898)	(7,270)
Prepaid expenses and other assets, current and non-current	(6,904)	(2,397)
Deferred contract costs, non-current	1,475	821
Accounts payable	1,671	(409)
Deferred revenue	(2,144)	(765)
Accrued compensation	1,372	619
Operating lease liabilities	(1,275)	(1,263)
Other liabilities, current and non-current	5,560	2,353
Net cash used in operating activities	(53,101)	(39,739)
Investing activities
Purchases of marketable securities	(48,852)	(66,203)
Sales of marketable securities	—	30,447
Maturities of marketable securities	74,832	57,675
Purchases of property and equipment	(525)	(541)
Purchase of other investment	(3,000)	—
Cash acquired in connection with business combination	16,834	—
Purchases of intangible assets	—	(9)
Net cash provided by investing activities	39,289	21,369
Financing activities
Repurchases of unvested early exercised stock options	(11)	(16)
Proceeds from exercises of stock options, including early exercises	23,388	2,993
Proceeds from issuance of Convertible Preferred Stock, net of issuance costs	309,701	—
Payment of deferred offering costs	(2,970)	—
Proceeds from exercises of Convertible Preferred Stock warrants	10,172	—
Repayment of employee promissory note collateralized by common stock	2,881	—
Payment of debt issuance costs	(554)	—
Net cash provided by financing activities	342,607	2,977
Net increase (decrease) in cash, cash equivalents, and restricted cash	328,795	(15,393)
Cash, cash equivalents, and restricted cash at beginning of period	46,288	28,462
Cash, cash equivalents, and restricted cash at end of period	$375,083	$13,069
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$369,726	$7,253
Restricted cash	5,357	5,816
Total cash, cash equivalents, and restricted cash	$375,083	$13,069
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$45	$3
Supplemental disclosure of non-cash investing and financing activities:
Acquisition cash consideration not yet paid	$420,938	$—
Deferred offering costs not yet paid	$4,830	$—
Vesting of early exercised stock options	$1,537	$159
Additions of property and equipment included in accrued expenses	$57	$15
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business and Basis of Presentation
Description of Business
Blend Labs, Inc. (the “Company,” “Blend,” “we,” “us,” or “our”) was incorporated on April 17, 2012. The Company offers a cloud-based software platform for financial services firms that is designed to power the end-to-end consumer journey for banking products. The Company’s solution makes the journey from application to close fast, simple, and transparent for consumers, while helping financial services firms increase productivity, deepen customer relationships, and deliver exceptional consumer experiences.
Basis of Presentation, Principles of Consolidation, and Use of Estimates
The accompanying unaudited condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, the unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020, the unaudited condensed consolidated statements of redeemable noncontrolling interest and stockholders’ equity for the three and six months ended June 30, 2021 and 2020, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 reflect all adjustments that are of a normal, recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted that would ordinarily be required under U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 15, 2021 (the “Prospectus”).
The accompanying unaudited condensed consolidated financial statements include the accounts of Blend Labs, Inc. and its subsidiaries in which the Company holds a controlling financial interest. Noncontrolling interest represents the minority stockholder’s share of the net income and equity in a consolidated subsidiary. All intercompany balances and transactions have been eliminated in consolidation.
The preparation of financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported in the financial statements and the notes thereto. Actual results may differ from those estimates. Such estimates include, but are not limited to, estimates of variable consideration, estimates of standalone selling prices of performance obligations in customer contracts with multiple performance obligations, evaluation of contingencies, evaluation of collectability of accounts receivable, determination of reserves for title and escrow losses, determination of period of benefit for deferred contract costs, determination of the incremental borrowing rates used in calculations of lease liabilities, determination of fair value of stock-based compensation, valuation of realizability of deferred tax assets, valuation of acquired intangible assets, determination of useful lives of tangible and intangible assets, and assessment of impairment of goodwill and intangible assets.
Reverse Stock Split
On June 29, 2021, the Company’s board of directors approved a three-for-one reverse stock split of its capital stock, which the Company’s stockholders subsequently approved on July 2, 2021 and which became effective on July 2, 2021. The authorized number of shares of each class and series of the Company’s capital stock was proportionally decreased in accordance with the three-for-one reverse stock split, and the par value of each class of capital stock was not adjusted as a result of the reverse stock split. All common stock, Convertible Preferred Stock, stock options, warrants, and per share information presented within these unaudited condensed consolidated financial statements have been adjusted to reflect this reverse stock split on a retroactive basis for all periods presented.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Index to Consolidated Financial Statements – Note 2. Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in its Prospectus. There have been no significant changes to these policies during the three and six months ended June 30, 2021, other than as described below.
Business Combinations
On June 30, 2021, the Company completed its acquisition and obtained control of 90.1% of Title365 (refer to Note 8, “Business Combinations.”) The Company accounts for acquisitions in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquired business are recognized and measured as of the acquisition date at fair value, which is based on best estimates and assumptions as of the acquisition date. Such estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interest in the acquired business exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Transaction costs directly attributable to the acquisition are expensed as incurred. Upon acquisition, the accounts and results of operations of the acquired business are consolidated as of and subsequent to the acquisition date.
Goodwill and Intangible Assets
Goodwill represents the excess of the consideration transferred in a business combination over the aggregate fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather tested for impairment annually, or more frequently, if events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable.
Acquired intangible assets are recorded at their estimated fair value at the date of acquisition. Determination of the fair value of the acquired customer relationships and licenses involves significant estimates and assumptions related to revenue forecasts, discount rates, customer attrition rates, and replacement costs. Determination of estimated useful lives of intangible assets requires significant judgment, and the Company regularly evaluates whether events and circumstances have occurred that indicate the useful lives of finite-lived intangible assets may warrant revision. Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Redeemable Noncontrolling Interest
The Company’s 90.1% ownership of Title365 results in recognition of 9.9% noncontrolling interest, which represents the minority stockholder’s share of the net income and equity in Title365. The Title365 stockholders agreement includes a provision whereby the Company has a call option to purchase the 9.9% noncontrolling interest at a purchase price equal to the greater of (1) $49.5 million plus an amount of interest calculated using an interest rate of 5.0% per annum compounding annually; or (2) 4.4 multiplied by the trailing 12-month EBITDA (the “Title365 Call Option”). The Title365 Call Option is exercisable beginning 2 years following the acquisition closing date. The noncontrolling interest holder also holds an option to compel the Company to purchase the remaining 9.9% noncontrolling interest at a price calculated in the same manner as the Title365 Call Option (the “Title365 Put Option”). The Title365 Put Option is exercisable beginning 5 years following the acquisition closing date. Neither the Title365 Call Option nor the Title365 Put Option have an expiration date. As the Title365 Put Option is not solely within the Company’s control, the Company classified this interest as redeemable noncontrolling interest (“RNCI”) within the mezzanine equity section of the consolidated balance sheets. The RNCI is accreted to the redemption value under the interest method from the acquisition date through the date the Title365 Put Option becomes exercisable. At each balance sheet date, the RNCI is reported at the greater of the initial carrying amount adjusted for the RNCI's share of earnings or losses and other comprehensive income or loss, or its accreted redemption value. The changes in the redemption amount are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. The Company determined the initial carrying amount of the RNCI based on the selling stockholder’s interest in the estimated fair value of Title365 as of the transaction date.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities, and trade accounts receivable. The Company maintains its cash equivalents primarily in money market funds and highly liquid investments that are issued or guaranteed by the United States government or its agencies.
The following customers comprised 10% or more of the Company’s revenue for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2021	2020	2021	2020
A	14%	13%	13%	14%
B	N/A [1]	11%	N/A [1]	10%
(1) revenue from this customer did not exceed 10% in the period presented

The following customers comprised 10% or more of the Company’s trade and unbilled receivables:

Customer	June 30, 2021	December 31, 2020
A	11%	23%
C	12%	N/A [2]
(2) trade and unbilled receivable balance from this customer did not exceed 10% as of the date presented

Deferred Offering Costs
Deferred offering costs consist primarily of accounting, legal, and other fees related to the Company’s initial public offering (“IPO”). The deferred offering costs will be offset against IPO proceeds (refer to Note 15, “Subsequent Events.”) As of June 30, 2021, deferred offering costs were $7.8 million and are included in other non-current assets on the unaudited condensed consolidated balance sheets. As of December 31, 2020, deferred offering costs were immaterial.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Escrow or Trust Funds
The Company administers escrow and trust deposits held at third-party financial institutions representing funds received under real estate contracts, escrowed funds received under escrow agreements, and undisbursed amounts received for settlement of mortgage and home equity loans. Cash held by the Company for these purposes was approximately $108.1 million and $2.0 million as of June 30, 2021 and December 31, 2020, respectively. These funds are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets; however, the Company remains contingently liable for the disposition of these funds on behalf of its customers.

JOBS Act Accounting Election
As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company intends to use this extended transition period under the JOBS Act until such time as the Company is no longer considered to be an EGC. The adoption dates discussed below reflect this election.
Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The standard issued guidance on the accounting for income taxes that, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. For public business entities, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted ASU 2019-12 effective January 1, 2021. The adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.
Recently Issued Accounting Standards Not Yet Adopted
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), with amendments in 2021. This update provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The guidance simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20 that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance is effective for the Company for annual reporting periods, and interim reporting periods within those annual periods, beginning January 1, 2024. The ASU 2020-06 should be applied on a full or modified retrospective basis and early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Revenue Recognition and Contract Costs
Disaggregation of Revenue
The following table provides information about disaggregated revenue from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Platform services	$30,959	$21,105	$62,042	$35,725
Professional services	1,103	815	1,895	1,798
Total revenue	$32,062	$21,920	$63,937	$37,523

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers as of June 30, 2021 and December 31, 2020:

Contract Accounts	Balance Sheet Line Reference	As of June 30, 2021	As of December 31, 2020
		(In thousands)
Contract assets—current	Prepaid expenses and other current assets	$5,040	$7,079
Contract liabilities—current	Deferred revenue, current	$11,478	$13,622
There were no long-term contract assets or deferred revenue as of June 30, 2021 and December 31, 2020.
During the three months ended June 30, 2021 and 2020, the Company recognized $6.8 million and $6.5 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods. During the six months ended June 30, 2021 and 2020, the Company recognized $9.9 million and $6.3 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods.
During the three months ended June 30, 2021 and 2020, the Company recognized approximately $1.8 million and $4.1 million, respectively, of revenue from performance obligations satisfied in previous periods. During the six months ended June 30, 2021 and 2020, the Company recognized approximately $7.5 million and $3.9 million, respectively, of revenue from performance obligations satisfied in previous periods. The revenue recognized from performance obligations satisfied in the prior periods primarily related to changes in the transaction price, including changes in the estimate of variable consideration.
Remaining Performance Obligations
As of June 30, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations was $87.7 million, of which $50.2 million is expected to be recognized in the next twelve months and the remainder thereafter. These remaining performance obligations do not include estimates of variable consideration associated with usage-based contracts with termination rights and professional services.
Deferred Contract Costs
As of June 30, 2021 and December 31, 2020, total unamortized deferred contract costs were $8.2 million and $10.3 million, respectively, of which $4.3 million and $4.9 million was recorded within prepaid expenses and other current assets and $3.9 million and $5.4 million was recorded within deferred contract costs, non-current, on the unaudited condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The amortization of deferred contract costs was $1.3 million and $0.8 million for the three months ended June 30, 2021 and 2020, respectively, and $2.6 million and $1.6 million for the six months ended June 30, 2021 and 2020, respectively, and is included in sales and marketing expense in the accompanying unaudited condensed consolidated statements of operations.
4. Investments and Fair Value Measurements
The carrying amount, unrealized gain and loss, and fair value of investments by major security type are as follows:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$50,504	$—	$—	$50,504	Level 1
Commercial paper	1,150	—	—	1,150	Level 2
Total cash equivalents	51,654	—	—	51,654
Marketable securities:
U.S. treasury and agency securities	51,883	6	(4)	51,885	Level 2
Commercial paper	13,242	1	—	13,243	Level 2
Debt securities	13,830	1	—	13,831	Level 2
Certificates of deposit	5,000	—	—	5,000	Level 2
Total marketable securities	83,955	8	(4)	83,959
Restricted cash, non-current:
Certificates of deposit	335	—	—	335	Level 2
Total	$135,944	$8	$(4)	$135,948

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$24,036	$—	$—	$24,036	Level 1
Commercial paper	1,150	—	—	1,150	Level 2
Total cash equivalents	25,186	—	—	25,186
Marketable securities:
U.S. treasury and agency securities	89,342	5	(5)	89,342	Level 2
Commercial paper	2,848	—	—	2,848	Level 2
Debt securities	17,774	—	(6)	17,768	Level 2
Certificates of deposit	673	—	—	673	Level 2
Total marketable securities	110,637	5	(11)	110,631
Total	$135,823	$5	$(11)	$135,817

The Company reports its investments at fair value on the unaudited condensed consolidated balance sheets based upon the level of judgment associated with inputs used to measure their fair value. The categories are as follows:

Level 1—Observable inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Level 2—Observable inputs are quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices which are observable for the assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instruments.

Level 3—Unobservable inputs which are supported by little or no market activity and which are significant to the fair value of the assets or liabilities. These inputs are based on the Company’s assumptions used to measure assets and liabilities at fair value and require significant management judgment or estimation.

The following table summarizes the stated maturities of the Company’s marketable securities:

	June 30, 2021	December 31, 2020
	(In thousands)
Due within one year	$75,328	$110,631
Due after one year through two years	8,631	—
Total marketable securities	$83,959	$110,631

As of June 30, 2021 and December 31, 2020, marketable securities in an unrealized loss position were immaterial, individually and in the aggregate.
The Company determines realized gains or losses on the sale of available-for-sale securities on a specific identification method. The Company did not recognize any impairment due to credit losses during the three and six months ended June 30, 2021 and 2020.

5. Significant Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	June 30, 2021	December 31, 2020
	(In thousands)
Contract assets	$5,040	$7,079
Deferred contract costs	4,264	4,855
Preferred stock warrant exercise receivable	—	2,158
Other prepaid expenses and other current assets	17,758	5,176
Total prepaid expenses and other current assets	$27,062	$19,268

Property and Equipment, Net
Property and equipment, net, consist of the following:

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	June 30, 2021	December 31, 2020
	(In thousands)
Computer and software	$6,565	$2,277
Furniture and fixtures	1,424	1,094
Leasehold improvements	4,454	4,455
Property and equipment, gross	12,443	7,826
Accumulated depreciation and amortization	(3,847)	(3,232)
Total property and equipment, net	$8,596	$4,594
Depreciation expense for the three months ended June 30, 2021 and 2020 was $0.3 million and $0.2 million, respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 was $0.6 million and $0.5 million, respectively.
Intangible Assets, Net
Intangible assets consist of the following:

	Weighted Average Remaining Amortization	June 30, 2021	December 31, 2020
	(In Years)	(In thousands)
Intangible assets subject to amortization:
Acquired customer relationships	11	$192,000	$—
Internally developed software	< 1	11,391	11,391
Domain name	10	210	210
Less: accumulated amortization		(11,426)	(10,393)
Total finite-lived intangible assets, net		192,175	1,208
Indefinite-lived intangible assets:
Acquired licenses		2,000	—
Total intangible assets, net		$194,175	$1,208

Amortization expense of intangible assets for the three months ended June 30, 2021 and 2020 was $0.6 million and $1.0 million, respectively. Amortization expense of intangible assets for the six months ended June 30, 2021 and 2020 was $1.1 million and $1.9 million, respectively.
Total future amortization expense as of June 30, 2021 was as follows:

Year ending December 31,	(In thousands)
2021 (remainder of the year)	$8,759
2022	17,472
2023	17,472
2024	17,472
2025	17,472
Thereafter	113,528
Total future amortization expense	$192,175

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Goodwill
The changes in the carrying amount goodwill for the six months ended June 30, 2021 are as follows:

(In thousands)
Goodwill as of December 31, 2020	$—
Business combinations	284,798
Goodwill as June 30, 2021	$284,798

Note Receivable
In January 2021, the Company made a $3.0 million investment in a privately-held company via a convertible promissory note. Interest accrues at 2% per annum and outstanding principal and accrued interest is due and payable at the earliest of (i) 60 months from the execution of the note, (ii) an initial public offering, or (iii) change in control, unless otherwise converted to shares of the issuer. The outstanding principal and unpaid accrued interest are convertible into 4,500,000 shares of the issuer’s Series Seed Preferred Stock either at the option of the issuer, upon a change in control, upon the issuer’s initial public offering, or upon a qualified equity financing. The conversion option is not bifurcated from the promissory note as the option does not meet the net settlement criteria of a derivative instrument definition due to the option not being readily convertible to cash. The Company also has a call option to merge the issuer with the Company for aggregate consideration of $500.0 million. The value of the call option was determined to be inconsequential. The note receivable is included within other non-current assets on the unaudited condensed consolidated balance sheets.
Other Current Liabilities
Other current liabilities consist of the following:

	June 30, 2021	December 31, 2020
	(In thousands)
Accrued expenses	$1,217	$2,477
Accrued professional fees	11,357	701
Accrued connectivity fees	2,727	2,833
Operating lease liabilities, current portion	4,117	2,580
Other	10,275	319
Total other current liabilities	$29,693	$8,910

The Company engaged a third party financial advisor to provide assistance in connection with the Title365 acquisition (refer to Note 8, “Business Combinations.”) The fee for the advisory services consisted of $1.0 million paid upon execution of the definitive agreement, and a commitment to pay $4.0 million plus an additional discretionary fee of $1.0 million in an amount to be determined at the Company’s sole discretion, due only upon the consummation of the acquisition. As of June 30, 2021, $4.0 million of the advisory fee is included within accrued professional fees in the table above.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	June 30, 2021	December 31, 2020
	(In thousands)
Deferred tax liabilities	$604	$—
Early exercise liability	10,631	322
Payroll tax liabilities	2,695	3,053
Other liabilities	493	—
Total other long-term liabilities	$14,423	$3,375
6. Leases
The Company leases its facilities under non-cancelable operating leases with various expiration dates. Leases may contain escalating payments. Restricted cash that is not available for use in the operations consists of collateral for standby letters of credit related to the Company’s office lease facilities. Restricted cash balances related to lease obligations as of June 30, 2021 and December 31, 2020 were $5.0 million and $5.2 million, respectively.
The Company’s operating lease costs were $0.7 million and $0.8 million for the three months ended June 30, 2021 and 2020, respectively. The Company’s operating lease costs were $1.6 million for each of the six months ended June 30, 2021 and 2020.
The Company’s operating lease costs include variable lease costs, which amounted to $0.5 million for each of the three months ended June 30, 2021 and 2020, and $0.9 million and $1.0 million for the six months ended June 30, 2021 and 2020, respectively. Variable lease costs are primarily comprised of maintenance costs and are determined based on the actual costs incurred during the period. Variable lease payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.
The Company received sublease income of $0.3 million and $0.5 million for the three and six months ended June 30, 2020, respectively, which is recorded within Other income (expense), net, on the unaudited condensed consolidated statements of operations and comprehensive loss. The Company did not receive sublease income during the three and six months ended June 30, 2021.
As of June 30, 2021 and December 31, 2020, the weighted average remaining operating lease term was 4.3 years and 5.1 years, respectively. The weighted average discount rate used to estimate operating lease liabilities for leases that existed as of June 30, 2021 and December 31, 2020 was 7.0% and 6.6%, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $1.7 million and $1.8 million for the six months ended June 30, 2021 and 2020, respectively.
As of June 30, 2021, maturities of operating lease liabilities are as follows:

Year ending December 31,	(In thousands)
Remainder of 2021	$2,882
2022	4,764
2023	4,925
2024	4,740
2025	2,945
Thereafter	1,370
Total lease payments	21,626
Less: imputed interest	(2,954)
Total operating lease liabilities	$18,672

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. Commitments and Contingencies
From time to time in the normal course of business, the Company may be subject to various legal matters such as threatened or pending claims or proceedings. There were no such material matters as of June 30, 2021 or December 31, 2020.
8. Business Combinations
On June 30, 2021, the Company acquired 90.1% of the shares of common stock of Title365, a title insurance agency, from Mr. Cooper Group Inc (“Mr. Cooper”). The Title365 acquisition will enable the Company’s customers to streamline the title, settlement, and closing process at scale for mortgages, home equity lines of credit, and home equity loans.
The estimated purchase consideration as of the closing date was $421.1 million, which is subject to the post-closing adjustments based on the provisions of the purchase agreement. The cash portion of estimated consideration in the amount of $420.2 million was transferred on July 1, 2021; however, all closing conditions were satisfied and the control over Title365 transferred to the Company on June 30, 2021. In connection with the acquisition, on June 30, 2021, the Company entered into a credit agreement (refer to Note 15, “Subsequent Events,”) with the intent to utilize the debt financing proceeds to partially fund the payment of the Title365 purchase consideration, and as such, a portion of purchase consideration payable is presented within non-current liabilities on the unaudited condensed consolidated balance sheet. The Term Loan was funded on July 1, 2021.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The preliminary purchase price allocation is as follows:

Preliminary identifiable assets acquired and liabilities assumed	(In thousands)
Cash and cash equivalents	$16,500
Trade and other receivables	19,783
Prepaid expenses and other current assets	7,703
Property and equipment, net	4,031
Operating lease right-of-use assets	3,520
Intangible assets	194,000
Restricted cash, non-current	335
Accounts payable	(1,165)
Accrued compensation	(3,387)
Other current liabilities	(10,911)
Operating lease liabilities, non-current	(1,963)
Other long-term liabilities	(45,907)
Net identifiable assets	182,539
Redeemable noncontrolling interest	(46,266)
Goodwill	284,798
Total estimated purchase consideration	421,071

Fair value of consideration transferred	(In thousands)
Consideration to be paid in cash	420,216
Fair value of replacement share-based payment awards	855
Total estimated purchase consideration	421,071

The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net identifiable assets acquired was allocated to goodwill, which is not expected to be deductible for tax purposes. The goodwill predominantly arises due to synergies the Company expects to achieve through integration of Title365 with the Company’s existing software platform, enabling financial services firms to automate title commitments and streamline communication with consumers and settlement teams.

The acquired intangible assets consist of the following:

Intangible assets	Fair Value	Weighted Average Remaining Useful Live
	(In thousands)	(In years)
Customer relationships	192,000	11
Licenses	2,000	Indefinite

Customer relationships represent the fair value of future projected revenue that will be derived from sales of products to existing customers of the Title365 business. The fair value of customer relationships was estimated using the multi-period excess earnings method. The significant assumptions used in the valuation included the estimated annual net cash flows expected to be generated from the acquired customer portfolio (including appropriate revenue and profit attributable to the asset, attrition curve, tax rate, contributory asset charges, among other factors) and the discount rate. The economic useful life was determined by evaluating several factors, including the estimated cash flows used in the valuation.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Licenses represent intangible assets that legally entitle the Company to conduct business in certain states. The fair value of licenses was determined using the replacement cost method. The significant assumptions used in the valuation included the estimated employee costs and other costs per license application.

Title365 trade and other receivables includes approximately $8.6 million receivable from the 9.9% noncontrolling interest holder of Title365, related to the shortfall in estimated target cash amount as of the acquisition date in accordance with the terms of the stock purchase agreement. The receivable related to estimated target cash shortfall was collected on July 1, 2021.

Restricted cash consists of certificates of deposit maintained to comply with regulatory requirements.

Other long-term liabilities represents the deferred tax liability resulting primarily from the allocation of a portion of the purchase consideration to non-deductible identifiable intangible assets.

The fair value of the redeemable noncontrolling interest in Title365 was determined based on the selling stockholder’s interest in the estimated fair value of Title365 as of the transaction date. The allocation of purchase price to acquired net identifiable assets, including intangible assets, is preliminary due to certain data not yet available, including but not limited to post-closing adjustments to purchase consideration based on the provisions of the purchase agreement and finalization of Title365 pre-acquisition opening balance sheet. In addition, the review of tax returns that provide the underlying tax basis of Title365 assets and liabilities is not yet complete, thus the provisional measurements of fair value of deferred tax liabilities set forth above are subject to change. The Company expects to finalize the allocation of the purchase price as soon as practical, but not later than one year from the acquisition date.

The Company has incurred transaction costs of approximately $8.5 million in the six months ended June 30, 2021, which were recorded in general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

Since the business combination was closed on June 30, 2021, Title365 contribution of revenue and operating expenses to the Company’s unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 was immaterial.

Unaudited Pro Forma Financial Information

The following unaudited pro forma information gives effect to the acquisition of Title365 as if it had been completed on January 1, 2020 (the beginning of the comparable prior reporting period). The pro forma financial information presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2020, nor does it attempt to represent the results of future operations of the combined entities under the ownership and operation of the Company. The pro forma results of operations also do not include any cost savings or other synergies that may result from this business combination or any estimated costs that have been or will be incurred by the Company to integrate the acquired assets. These pro forma results are based on estimates and assumptions, and include the business combination accounting effects resulting from the transaction, including the amortization charges from acquired intangible assets, employee retention costs, interest expense associated with the credit facility proceeds, which were utilized to partially fund the payment of the purchase consideration, and other purchase accounting adjustments and the related tax effects as though the Company and Title365 were combined as of the beginning of January 1, 2020.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Revenues	$98,219	$73,641	$203,211	$132,584
Net loss	(31,240)	(28,449)	(44,064)	(12,858)
Net income (loss) attributable to redeemable noncontrolling interest	806	(153)	2,002	485
Net loss attributable to Blend Labs, Inc.	(32,046)	(28,296)	(46,066)	(13,343)

9. Convertible Preferred Stock
Authorized shares of Convertible Preferred Stock below do not include 1,026,008 of Founders Convertible Preferred Stock authorized as of June 30, 2021 and December 31, 2020. The preferred stock authorized may be issued from time to time in one or more series.

Subsequent to June 30, 2021 and immediately prior to the Company’s IPO, all outstanding shares of Convertible Preferred Stock automatically converted into shares of Class A common stock. The following table summarizes the Convertible Preferred Stock outstanding as of June 30, 2021, and the rights and preferences of the Company’s designated series preceding its IPO.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	June 30, 2021
	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference
			(In thousands)
Series A	15,483,330	15,483,316	$6,081	$6,107
Series B	12,180,448	12,180,443	10,642	10,975
Series B-1	8,382,809	8,382,807	9,927	10,000
Series C	15,583,719	15,583,713	37,923	38,000
Series D	33,334,113	32,064,181	112,802	114,232
Series D-1	4,317,726	2,202,310	8,672	8,671
Series E	27,624,259	27,624,249	130,945	131,311
Series F	9,906,985	9,906,980	76,247	76,558
Series G	22,752,911	22,752,903	309,701	314,623
	149,566,300	146,180,902	$702,940	$710,477

	December 31, 2020
	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference
			( In thousands)
Series A	15,483,330	15,483,318	$6,081	$6,107
Series B	12,180,448	12,180,443	10,642	10,975
Series B-1	8,382,809	8,382,807	9,927	10,000
Series C	15,583,719	15,583,713	37,923	38,000
Series D	33,334,113	31,643,142	111,302	112,732
Series D-1	4,317,726	548,032	2,158	2,158
Series E	27,624,259	27,624,249	130,945	131,311
Series F	10,190,666	9,906,980	76,247	76,558
	127,097,070	121,352,684	$385,225	$387,841

In the first quarter of 2021, the Company issued an aggregate of 22,418,562 shares of Series G Convertible Preferred Stock at a price of $13.827822 per share for total proceeds of approximately $309.7 million, net of issuance costs. The shares are convertible into fully paid shares of Class A common stock on a one-for-one basis. In addition, in the first quarter of 2021, the Company’s board of directors approved a secondary sale of an aggregate of 334,341 shares of the Company’s Founders Convertible Preferred Stock at a price per share of $13.827822 to the new Series G investors, and upon the effectiveness of the sale, the shares sold were exchanged with the Company for an equal number of shares of Series G Convertible Preferred Stock. There were no proceeds to the Company in connection with the secondary sale of Founders Preferred Stock and related exchange into Series G Convertible Preferred Stock. The difference between the fair value of the Founders Convertible Preferred Stock prior to the exchange and the consideration received by the sellers has been recognized as incremental stock-based compensation expense of $1.2 million.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The rights, preferences and privileges of the holders of the Founders Convertible Preferred Stock (Founders Preferred), Series A Convertible Preferred Stock (Series A), the Series B Convertible Preferred Stock (Series B), Series B-1 Convertible Preferred Stock (Series B-1), Series C Convertible Preferred Stock (Series C), Series D Convertible Preferred Stock (Series D), Series D-1 Convertible Preferred Stock (Series D-1), Series E Convertible Preferred Stock (Series E), Series F Convertible Preferred Stock (Series F), and Series G Convertible Preferred Stock (Series G) are as follows:
Voting
All preferred shareholders of Series A, Series B, Series B-1, Series C, Series D, Series D-1, Series E, Series F, Series G, and Founders Preferred (collectively, “Preferred Stock”) have the right to the number of votes into which such Preferred Stock could then be converted into shares of Class A common stock. Shares of Class A common stock have ten times the voting power of shares of Class B common stock. Holders of Class B common stock have the right to one vote per share of Class B common stock held.
Dividends
The holders of Series A, Series B, Series B-1, Series C, Series D, Series D-1, Series E, Series F, Series G (collectively, “Senior Preferred”), and Founders Preferred shall be entitled to receive, on an equal priority and pari passu basis, a 6% noncumulative dividend, when and if declared by the Company’s board of directors. No dividends shall be paid on the common stock unless the Company shall also declare and pay a dividend to the holders of the Senior Preferred in priority to any dividend declared and paid to the holders of common stock.
The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future.
Liquidation Preference
In the event of any liquidation including deemed liquidation events, dissolution, winding up of the Company, either voluntary or involuntary, the holders of Senior Preferred shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company and proceeds of the liquidation transaction to the holders of common stock and Founders Preferred, by reason of their ownership thereof, an amount per share equal to the sum of the applicable original issue price for such series of Senior Preferred, plus declared but unpaid dividends on such share. The Senior Preferred shall be entitled to be paid out their liquidation preference on an equal priority and pari passu basis.
If, upon the occurrence of such event, the assets distributed among the holders of Senior Preferred are insufficient to permit the payment to such holders of the full aforesaid preferential amounts, then the entire assets of the Company and proceeds from the liquidation transaction legally available for distribution are distributed ratably among the holders of Senior Preferred in proportion to the full preferential amount each such holder is otherwise entitled to receive. All deemed liquidation events that may result in the preferred stock being redeemed for cash are subject to vote or approval by the board of directors which is controlled by the common stockholders.
Conversion
Each share of Preferred Stock is convertible at the option of the holder into fully paid shares of Class A common stock, determined by dividing the original issue price for such series by the conversion price applicable to such series, subject to certain anti-dilution adjustments. The initial conversion price shall be $0.30 per share for the Founders Preferred, $0.394392 per share for the Series A, $0.901041 per share for the Series B, $1.192917 per share for the Series B-1, $2.438442 per share for the Series C, $3.562605 per share for the Series D, $3.937257 for the Series D-1, $4.753482 for the Series E, $7.277718 for the Series F and $13.827822 for the Series G. Each share of Preferred Stock is convertible into Class A common stock on a one-for-one basis.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Each share of Preferred Stock shall automatically be converted into shares of Class A common stock at the conversion rate then in effect for such series of Preferred Stock immediately upon the earlier of (i) the Company’s sale of its common stock in a public offering pursuant to a registration statement on Form S-1 under the Securities Act of 1933, as amended (the “Securities Act”) which results in a price per share of not less than $13.827822 and aggregate cash proceeds to the Company of not less than $50.0 million (net of underwriting discounts and commissions) (a “Qualified IPO”) (ii) by means of an effective registration statement under the Exchange Act without a related underwritten offering (a “Direct Listing”) (iii) a merger, consolidation, or share exchange or similar transaction with a publicly-traded “special purpose acquisition company” (“SPAC”) or (iv) the date specified by vote or written consent of the holders of a majority of the then outstanding shares of Preferred Stock, voting together as a single class and not as separate series on an as converted to common stock basis.
10. Convertible Preferred Stock Warrants
In March 2018, the Company issued five performance-based warrant awards to purchase up to 2,111,997 shares of Series D and 4,317,725 shares of Series D-1 to the same investor. These awards vest upon satisfaction of certain customer referrals and referred revenue targets. During the six months ended June 30, 2020, no warrants were exercised. During the six months ended June 30, 2021, the investor exercised 421,039 shares of Series D warrants and 1,654,276 shares of Series D-1 warrants for total proceeds of $8.0 million.

In March 2021, the Company’s board of directors approved an amendment to one of the Company’s outstanding performance-based preferred stock warrants to purchase up to 1,269,919 shares of Series D-1 with an exercise price of $3.937257 per share in which the performance period and expiration date were extended from March 2021 to September 2021. As of the modification date, there were no warrants vested and exercisable, and the modification did not result in incremental expense as the Company determined that the performance criteria was not probable of being achieved. As of June 30, 2021, the performance criteria remained improbable of being achieved. The remaining performance-based warrant awards expired in March 2021.
11. Common Stock
As of June 30, 2021, the Company had authorized 198,765,859 and 286,666,667 shares of par value $0.00001 Class A common stock and Class B common stock, respectively; and 14,880,393 shares of Class A common stock and 45,259,907 shares of Class B common stock were issued and outstanding, respectively. Common stockholders are entitled to dividends if and when declared by the Company’s board of directors. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future.

During the six months ended June 30, 2020, upon stock sales by a former employee, 666,666 of Class A common stock were converted to 666,666 shares of Class B common stock.
12. Stock-Based Compensation
Stock Option Plan
Effective May 1, 2012, the Company adopted the 2012 Stock Plan (the “2012 Plan”). As of June 30, 2021, the Company’s board of directors had authorized 69,516,321 shares of Class B common stock to be reserved for grants under the 2012 Plan. As of June 30, 2021, 4,477,249 stock options to purchase shares of Class B common stock were available for issuance under the 2012 Plan. Options granted under the 2012 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISOs”) may be granted only to employees (including officers and directors). Non-qualified stock options (“NSOs”) may be granted to employees and consultants. The exercise price of ISOs and NSOs shall not be less than 100% of the estimated fair value of the common shares on the date of grant, respectively, as determined by the Company’s board of directors. The exercise price of an ISO granted to a 10% or greater stockholder shall not be less than 110% of the estimated fair value of the common shares on the date of grant. Options generally vest over a period of four years.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of the activity under the 2012 Plan is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(In thousands)		(In years)	(In thousands)
Balance as of December 31, 2020	33,750	$1.74	7.95	$175,444
Granted	10,548	10.83
Exercised	(12,192)	1.92
Cancelled and forfeited	(842)	4.33
Balance as of June 30, 2021	31,264	$4.66	4.39	$392,705

Vested and exercisable as of June 30, 2021	8,709	$1.44	6.83	$137,426

The weighted average grant-date fair value of options granted during the three months ended June 30, 2021 and 2020 was $5.67 and $1.32 per share, respectively. The weighted average grant-date fair value of options granted during the six months ended June 30, 2021 and 2020 was $6.56 and $1.05 per share, respectively.

The aggregate intrinsic value of options exercised during the three months ended June 30, 2021 and 2020 was $86.4 million and $3.7 million, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2021 and 2020 was $147.5 million and $10.9 million, respectively.
Non-Plan Founder and Head of Blend Options
In March 2021, the Company’s board of directors granted to its Founder and Head of Blend a stand-alone stock option issued outside of the 2012 Plan covering a maximum of 26,057,181 shares of Class B common stock with an exercise price of $8.58 per share. The award has a 15-year term (subject to earlier termination when shares subject to the award are no longer eligible to vest) and vests upon the satisfaction of a service condition, liquidity event-related performance condition, and performance-based market conditions.

The terms of the award stipulated that if an IPO is completed within 15 months of the date of grant, the first tranche of 1,954,289 shares will vest. If an IPO is not achieved within 15 months, or if the Company completes certain equity or debt financing events prior to an IPO, or if there is a change in control (as defined in the stock option agreement) prior to an IPO, no shares subject to the stock option will vest, and the award will immediately terminate for no consideration. The remaining tranches of shares will vest dependent on performance goals tied to the Company’s stock price and specified expiration dates for each tranche.

As of June 30, 2021, no compensation expense was recorded because the satisfaction of the IPO performance condition was not yet probable. On June 30, 2021, the Company’s board of directors approved a modification to the Founder and Head of Blend Award related to market-based performance targets that impact the Company Stock Price Hurdles. The impact of the modification did not result in stock-based compensation expense as of the modification date as the satisfaction of the IPO performance condition was not probable.

The estimated fair value of the first tranche as of the modification date was determined using Black-Scholes Merton Option pricing model, which resulted in fair value of $12.27 per share based on the following assumptions:

Fair value of common stock	$18.00
Expected term (years)	7.44
Expected volatility	45.00%
Risk-free interest rate	1.71%
Expected dividend yield	—

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The remaining tranches were valued using a Monte Carlo simulation model. The weighted average estimated fair value of the remaining tranches as of the modification date was $3.80 per share based on the following assumptions:

Fair value of common stock	$18.00
Remaining contractual term (years)	14.75
Expected volatility	40.00%
Risk-free interest rate	1.71%
Expected dividend yield	—

Subsequent to June 30, 2021, the Company completed its IPO, upon which the Company recognized $24.0 million in stock-based compensation expense related to the vesting of the first tranche, and an additional catch up expense of $5.7 million related to the remaining tranches. The remaining unrecognized expense is expected to be recognized over the vesting period of each remaining tranche.

The total unrecognized compensation expense related to the award for all tranches was $84.7 million as of June 30, 2021 and will be recognized over an estimated weighted average remaining period of 2.9 years.

Early Exercise of Common Stock Options
The Company’s board of directors has authorized certain stock option holders to exercise unvested options to purchase shares of Class B common stock. Shares received from such early exercises are subject to repurchase in the event of the optionee’s termination of service as a service provider (as defined in the 2012 Plan), at the original issuance price, until the options are fully vested.

As of June 30, 2021 and December 31, 2020, 3,110,044 and 162,317 and shares of Class B common stock were subject to repurchase, respectively. As of June 30, 2021 and December 31, 2020, the cash proceeds received for unvested shares of Class B common stock recorded within Other long-term liabilities in the unaudited condensed consolidated balance sheets were $10.6 million and $0.3 million, respectively.
Stock-Based Compensation
The Company’s stock-based compensation expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Cost of revenue	$157	$18	$215	$37
Research and development	2,832	2,457	4,218	3,214
Sales and marketing	1,924	494	3,297	2,285
General and administrative	1,696	433	2,895	1,105
Total	$6,609	$3,402	$10,625	$6,641

Included in stock-based compensation expense are amounts related to the sale of employee stock on the secondary market to existing investors at a price above fair market value at the time of the sale. Stock-based compensation related to the secondary sales, which represents the amount paid to purchase shares of the Company’s common stock in excess of fair value, is as follows:

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Cost of revenue	$—	$—	$—	$—
Research and development	287	1,255	325	1,508
Sales and marketing	99	—	105	1,448
General and administrative	166	—	166	430
Total	$552	$1,255	$596	$3,386

The estimated grant date fair values of the employee stock options granted under the 2012 Plan were calculated using the Black-Scholes Merton Option pricing model, based on the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected term (years)	5.83	6.04	5.98	5.96
Expected volatility	32.86%	32.55%	32.86%	31.35%
Risk-free interest rate	0.97%	0.52%	1.06%	0.69%
Expected dividend yield	—	—	—	—
Risk-Free Interest Rate. The risk-free interest rate is based on U.S. treasury zero-coupon issues with remaining terms similar to the expected term of the options at date of grant.
Expected Term. The expected term represents the period that the Company’s share-based awards are expected to be outstanding. The expected term assumptions were determined based on the vesting terms, exercise terms, and contractual lives of the options.
Expected Dividend Yield. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.
Expected Volatility. Expected volatility of the stock is based on the Company’s public company peer group after consideration of their size, maturity, profitability, growth, risk, and return on investment as the Company’s stock is not publicly traded. The stock volatility assumptions represent an average of the historical volatilities of the common stock of the Company’s peer group.
Fair Value. The Company’s board of directors and in part based upon a valuation provided by a third-party valuation firm, determined the fair value of the Company’s common stock in connection with the grant of stock options and stock awards. Due to there being no public market for the Company’s common stock, its board of directors considered the third-party valuation and other factors, including but not limited to, secondary sales of the Company’s common stock, revenue growth, the current status of its operations, its financial condition, its stage of development, and its competition to establish the fair market value of the Company’s common stock at the time of grant of the stock option or stock award.

As of June 30, 2021, the total unrecognized stock-based compensation expense under the 2012 Plan was approximately $81.4 million, which is expected to be recognized over a weighted average period of 3.3 years.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Tender Offer
In January 2021, the Company’s board of directors approved a third-party tender offer, which allowed for eligible option holders and stockholders to sell shares of capital stock to the Series G investors. The third-party tender offer was completed in March 2021, in which an aggregate of 442,469 shares of common stock and Convertible Preferred Stock were purchased from participating stockholders and option holders. There was no stock-based compensation recognized related to such third-party tender offer as the purchase price was lower than the fair value at the time of the tender offer closing.
Employee Note

In November 2018, an executive was issued a partial-recourse promissory note (the “Employee Note”) in the amount of $2.7 million in order to exercise a stock-based compensation award for 4,000,000 shares subject to vesting conditions. The Employee Note had a maturity date of November 19, 2025 and bore an interest rate of 3.04% per annum. The employee had the right to prepay the Employee Note at any time, without penalty. The Company recorded $2.7 million as contra-equity in 2018. On June 17, 2021, the Employee Note was repaid in full, inclusive of the principal amount and accrued interest of approximately $2.9 million, and there were no shares of common stock remaining related to this award that were subject to vesting conditions as of June 30, 2021.
13. Income Taxes
The Company recorded a benefit for income taxes of $45.3 million for the three and six months ended June 30, 2021. The Company recorded a provision for income taxes of $6 thousand and $13 thousand for the three and six months ended June 30, 2020, respectively. For the three and six months ended June 30, 2021, the benefit for income taxes consisted of a benefit associated with the partial release of Blend’s historical valuation allowance resulting from the recognition of a deferred tax liability in connection with the Title365 acquisition. The deferred tax liability resulted primarily from the allocation of a portion of the purchase consideration to non-deductible identifiable intangible assets consisting of customer relationships and licenses. For the three and six months ended June 30, 2020, the provision for income taxes consisted primarily of U.S. state income taxes.

The Company reassessed the ability to realize deferred tax assets, net of deferred tax liabilities recorded in connection with the Title365 acquisition, by considering the available positive and negative evidence. As of June 30, 2021, the Company concluded that its net deferred tax assets are not more-likely-than-not to be realized and maintained a full valuation allowance against such net deferred tax assets.

As of June 30, 2021, the Company files tax returns in the U.S. federal and various state jurisdictions. Due to the Company’s U.S. net operating loss carryforwards, its income tax returns generally remain subject to examination by federal and most state tax authorities.
14. Net Earnings Per Share
The Company computes net earnings per share using the two-class method required for multiple classes of common stock and participating securities. The Company has two classes of authorized common stock for which voting rights differ by class.

The two-class method requires income available to common stockholders for the period to be allocated between shares of common stock and participating securities based upon their respective rights to receive dividends as if all earnings for the period had been distributed. The Company considers any issued and outstanding Convertible Preferred Stock to be participating securities as the holders of the convertible preferred shares are entitled to dividends in priority to any dividend declared and paid to the holders of common stock. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses. As such, net loss for the periods presented is not allocated to the Company’s participating securities.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Basic net earnings per share is computed by dividing net earnings attributable to each class of common stockholders by the weighted average number of shares of stock outstanding during the period, adjusted for options early exercised subject to repurchase.
For the calculation of diluted net earnings per share, net earnings per share attributable to common stockholders for basic earnings per share is adjusted by the effect of dilutive securities, including awards under the Company’s equity compensation plans. Diluted net earnings per share attributable to common stockholders is computed by dividing the resulting net earnings attributable to common stockholders by the weighted average number of fully diluted common shares outstanding. Potentially dilutive shares relating to stock options, Convertible Preferred Stock, preferred and common stock warrants, and options early exercised subject to repurchase are not included in the computation of diluted net earnings per share when the effect of including these shares in the calculation is antidilutive.
The following table presents the calculation of basic and diluted net earnings per share:

	Three Months Ended June 30,
	2021		2020
	Class A Common	Class B Common	Class A Common	Class B Common
	(In thousands, except per share data)
Numerator:
Net income (loss)	$1,655	$4,111	$(6,695)	$(13,879)
Less: Undistributed earnings attributable to participating securities	(1,655)	(4,111)	—	—
Net income (loss) attributable to common stockholders	$—	$—	$(6,695)	$(13,879)

Denominator:
Weighted average common stock outstanding	14,914	37,042	12,745	26,421
Effect of dilutive securities	953	24,955	—	—
Weighted average diluted securities	15,867	61,997	12,745	26,421

Net income (loss) per share attributable to common stockholders:
Basic	$0.00	$0.00	$(0.53)	$(0.53)
Diluted	$0.00	$0.00	$(0.53)	$(0.53)

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30,
	2021		2020
	Class A Common	Class B Common	Class A Common	Class B Common
	(In thousands, except per share data)
Numerator:
Net loss	$(6,571)	$(14,730)	$(14,653)	$(28,772)
Less: Undistributed earnings attributable to participating securities	—	—	—	—
Net loss attributable to common stockholders	$(6,571)	$(14,730)	$(14,653)	$(28,772)

Denominator:
Weighted average common stock outstanding	14,976	33,571	12,822	25,175
Effect of dilutive securities	—	—	—	—
Weighted average diluted securities	14,976	33,571	12,822	25,175

Net loss per share attributable to common stockholders:
Basic	$(0.44)	$(0.44)	$(1.14)	$(1.14)
Diluted	$(0.44)	$(0.44)	$(1.14)	$(1.14)

The following potential shares of common stock were excluded from the computation of diluted net earnings per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In thousands)
Stock options	6,534	33,654	31,264	33,654
Early exercised options subject to repurchase	139	156	3,110	156
Options exercised via promissory note	—	4,000	—	4,000
Non-plan Founder and Head of Blend options	26,057	—	26,057	—
Common stock warrants	—	2,807	—	2,807
Convertible Preferred Stock warrants	—	6,009	1,270	6,009
Founders Convertible Preferred Stock	692	1,026	692	1,026
Convertible Preferred Stock	146,181	110,898	146,181	110,898
Total anti-dilutive securities	179,603	158,550	208,574	158,550
15. Subsequent Events
Term Loan and Series G Warrant
On June 30, 2021, in connection with the closing of the acquisition of Title365, the Company entered into a credit agreement (the “Credit Agreement”), which provides for a $225.0 million senior secured term loan (the “Term Loan”) and a $25.0 million senior secured revolving credit facility (the “Revolving Facility”). The Revolving Facility has a $10.0 million letter of credit sublimit. The Revolving Facility also includes a $5.0 million swingline sub-facility.

The Term Loan was fully drawn at closing to provide, in part, the cash consideration paid in connection with the acquisition of Title365. The Term Loan was funded and the cash consideration was transferred on July 1, 2021. The Revolving Facility currently remains undrawn.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Term Loan and Revolving Facility will mature on June 30, 2026, and the full principal amount of each is due at maturity. No amortization payments are required with respect to either the Term Facility or the Revolving Facility. The borrowings under the Term Loan and Revolving Facility accrue interest at a floating rate which can be, at the Company’s option, either (i) an adjusted LIBOR rate for a specified interest period plus an applicable margin of 7.50% or (ii) a base rate plus an applicable margin of 6.50%. The LIBOR rate applicable to the Term Loan and the Revolving Facility is subject to a floor of 1.00%, and the base rate is subject to a floor of 2.00%. The base rate for any day is a fluctuating rate per annum equal to the highest of (i) the federal funds effective rate in effect on such day, plus 0.50%, (ii) the rate of interest for such day as published in the Wall Street Journal as the “prime rate,” and (iii) the adjusted LIBOR rate for a one-month interest period, plus 1.00%. Interest is payable in cash on a quarterly basis.

In addition to paying interest on amounts outstanding under the Term Loan and the Revolving Facility, the Company is required to pay a commitment fee of 0.50% per annum of the unused commitments under the Revolving Facility. The Company is also required to pay letter of credit fees, customary fronting fees and other customary documentary fees in connection with the issuance of letters of credit.

The obligations under the Credit Agreement are guaranteed by all of the Company’s domestic subsidiaries (other than Title365 and its direct and indirect subsidiaries, and subject to certain thresholds and other exceptions), and secured by a lien on substantially all of the Company’s and its subsidiaries’ assets (other than the equity issued by, and the assets of, Title365 and its direct and indirect subsidiaries and subject to certain thresholds and other exceptions).

On July 2, 2021, in connection with the Credit Agreement, the Company issued a Series G preferred stock warrant to purchase 598,431 shares of Series G Convertible Preferred Stock if exercised prior to an initial public offering of the Company, or 598,431 shares of Class A Common Stock if exercised after an IPO, at an exercise price per share of $13.827822. The Series G preferred stock warrant will expire 10 years from the issue date. In connection with the issuance of the Series G Preferred Stock Warrant, the Company’s board of directors and stockholders approved an increase in the number of authorized shares of the Company’s Series G Convertible Preferred Stock.
Initial Public Offering and Capital Structure Change
On July 20, 2021, the Company completed its IPO, in which the Company issued and sold 20,000,000 shares of Class A common stock, par value $0.00001, at an offering price of $18.00 per share. The Company received net proceeds of $325.7 million, after deducting underwriters' discounts and commissions of $24.3 million and estimated offering expenses of $10.0 million.

Immediately prior to the completion of the IPO, the Company filed an Amended and Restated Certificate of Incorporation, which authorized the issuance of 3,200,000,000 shares of capital stock, $0.00001 par value per share, consisting of: 1,800,000,000 shares of Class A common stock; 600,000,000 shares of Class B common stock; 600,000,000 shares of Class C common stock; and 200,000,000 shares of preferred stock.

Upon the effectiveness of the filing of the Amended and Restated Certificate of Incorporation, (i) all outstanding shares of Convertible Preferred Stock converted into 146,872,568 shares of Class A common stock, (ii) all outstanding shares of Class A common stock converted into shares of Class B common stock on a one-for-one basis, (iii) all shares of Class A common stock were reclassified as Class B common stock and all shares of Class B common stock were reclassified as Class A common stock, and (iv) 12,883,331 shares of Class A common stock (as reclassified) beneficially owned by the Founder and Head of Blend were exchanged for an equivalent number of shares of Class B common stock.

At the completion of the IPO, 214,132,175 shares of Class A common stock and 12,883,331 shares of Class B common stock were issued and outstanding. No shares of Class C common stock or preferred stock were issued and outstanding.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On August 17, 2021, the Company issued and sold an additional 2,468,111 shares of Class A common stock in connection with a partial exercise of the underwriter’s option to purchase additional shares granted in the IPO. The Company received net proceeds of $41.4 million, after deducting underwriters' discounts and commissions of $3.0 million.

The following is a summary of the rights of the holders of the Company’s capital stock:
Common Stock
The Company has three classes of authorized common stock, Class A common stock, Class B common stock, and Class C common stock. The rights of the holders of Class A common stock, Class B common stock, and Class C common stock are identical, except with respect to voting and conversion.
Dividend Rights
Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of the Company’s common stock will be entitled to receive dividends out of funds legally available if the Company’s board of directors, in its discretion, determines to issue dividends and then only at the times and in the amounts that the Company’s board of directors may determine.

Voting Rights
Holders of the Class A common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders, holders of the Class B common stock are entitled to 40 votes for each share held on all matters submitted to a vote of stockholders, and holders of the Class C common stock are not entitled to vote on any matter that is submitted to a vote of stockholders, except as otherwise required by law. The holders of the Class A common stock, Class B common stock and Class C common stock will vote together as a single class, unless otherwise required by law. At the completion of the IPO, the Founder and Head of Blend held all of the issued and outstanding shares of the Company’s Class B common stock.

No Preemptive or Similar Rights
The Company’s common stock is not entitled to preemptive rights, and is not subject to conversion, redemption or sinking fund provisions.
Right to Receive Liquidation Distributions
If the Company becomes subject to a liquidation, dissolution or winding-up, the assets legally available for distribution to the Company’s stockholders would be distributable ratably among the holders of the Company’s common stock and any participating preferred stock outstanding at that time, subject to prior satisfaction of all outstanding debt and liabilities and the preferential rights of and the payment of liquidation preferences, if any, on any outstanding shares of preferred stock.

Conversion of Class B Common Stock
Each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock. Shares of Class B common stock will automatically convert into shares of Class A common stock upon sale or transfer except for certain transfers described in the Amended and Restated Certificate of Incorporation, such as certain transfers effected for estate planning or charitable purposes.

Conversion of Class C Common Stock
After the conversion or exchange of all outstanding shares of the Company’s Class B common stock into shares of Class A common stock, all outstanding shares of Class C common stock will convert automatically into Class A common stock, on a share-for-share basis, on the date or time specified by the holders of a majority of the outstanding shares of Class A common stock, voting as a separate class.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Preferred Stock
The Company’s board of directors has the authority to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and any of its qualifications, limitations or restrictions, in each case without further vote or action by the Company’s stockholders.
2021 Equity Incentive Plan
In July 2021, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective on July 14, 2021.

The 2021 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards to the Company’s employees, directors, and consultants and our parent and subsidiary corporations’ employees and consultants.

Subject to the adjustment provisions of and the automatic increase described in the 2021 Plan, a total of 23,000,000 shares of the Company’s Class A common stock were reserved for issuance pursuant to the 2021 Plan, plus 36,101,718 shares of our Class A common stock reserved for future issuance under the 2012 Stock Plan, which was terminated immediately prior to the effectiveness of the 2021 Plan. Subject to the adjustment provisions of the 2021 Plan, the number of shares available for issuance under the 2021 Plan will also include an annual increase on the first day of each fiscal year beginning on January 1, 2022, equal to the least of (a) 34,500,000 shares of Class A common stock, (b) 5% of the total number of shares of all classes of our common stock outstanding on the last day our immediately preceding fiscal year, or (c) such other amount as the Company’s board of directors (or its committee) may determine.

Founder and Head of Blend Stock Option Award
In July 2021, the first tranche of 1,954,289 shares of the Founder and Head of Blend stock option award vested upon completion of the IPO. Upon IPO, the Company recognized $24.0 million in stock-based compensation expense related to this tranche, and additional catch up expense of $5.7 million related to the remaining tranches.

Stock Options and Restricted Stock Units Grants
Subsequent to June 30, 2021, and through August 24, 2021, the Company’s board of directors granted stock options to purchase 2,726,827 shares of Class A common stock to employees and directors with a weighted average exercise price of $18.01 per share that are subject to service-based vesting conditions. The option grants had an aggregate estimated grant date fair value of $19.4 million, which is expected to be recognized as stock-based compensation expense over approximately 4 years. The Company’s board of directors also granted 46,270 restricted stock units, with an aggregate grant date fair value of $0.8 million, which is expected to be recognized as stock-based compensation expense over 1 year vesting period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements included in our final prospectus related to our initial public offering, or IPO, dated July 15, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
Blend Labs, Inc. was founded in 2012, with a vision to bring simplicity and transparency to financial services, so everyone can gain access to the capital they need to lead better lives. To realize this vision, we have built a market-leading cloud-based software platform for financial services firms that is designed to power the end-to-end consumer journey for any banking product. Our software platform was built in an extensible, modular, and configurable fashion to support continued product expansion. We have over 2,200 currently active technology, data, and service providers on our software platform, including an extensive marketplace of insurance carriers, realtors, and settlement agencies. Our products and marketplaces provide multiple opportunities for us to serve financial services firms and consumers and drive revenue growth.

Our rapid growth reflects continued product innovation and increased transaction volume as we continue to attract financial services firms to our software platform and grow with them as they serve consumers. Financial services firms have been shifting for years to a digital-first approach to acquiring consumers and deepening existing consumer relationships. This imperative to compete through digital-first consumer experiences creates a compelling opportunity for Blend. We believe there is a large, untapped opportunity to provide additional product offerings and drive increased transaction volume for financial institutions and consumers using our software platform.
Recent Developments
Acquisition of Title365
We are continually seeking to enhance the end-to-end banking journeys we power through our software platform. To accelerate the adoption of innovations in our mortgage and home equity products, on June 30, 2021 we acquired 90.1% ownership of Title365, a leading title insurance agency, from Mr. Cooper Group Inc. Title365 will enable our customers to streamline the title, settlement, and closing process at scale for mortgages, home equity lines of credit, and home equity loans. Since Title365 was acquired on the last day of our quarter, there was no revenue or expenses reflected within our statements of operations for the three and six months ended June 30, 2021.

Initial Public Offering
On July 20, 2021, we completed our IPO, in which we issued and sold 20,000,000 shares of Class A common stock, par value $0.00001, at an offering price of $18.00 per share. We received net proceeds of $325.7 million, after deducting underwriters' discounts and commissions of $24.3 million and estimated offering expenses of $10.0 million.

On August 17, 2021, we issued and sold an additional 2,468,111 shares of Class A common stock in connection with a partial exercise of the underwriter’s option to purchase additional shares granted in the IPO. We received net proceeds of $41.4 million, after deducting underwriters' discounts and commissions of $3.0 million.

COVID-19
As a result of the COVID-19 pandemic, we have temporarily closed our offices, required our employees and contractors to work remotely, and implemented travel restrictions, all of which represent a significant disruption in how we operate our business. The operations of our partners and customers have likewise been disrupted. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the duration and spread of the outbreak and the extent and effectiveness of containment actions, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic have adversely affected the rate of global IT spending, although we believe that demand for our software platform and our results of operations have not been adversely affected by the COVID-19 pandemic thus far. Throughout the COVID-19 pandemic, we have continued to partner with our financial services customers to expand the scope and availability of products through our software platform. For the six months ended June 30, 2021, we have seen a 90% increase in transactions on our software platform compared to the same period in 2020, and we attribute a portion of this increase to the accelerating need for digital transformation at financial services firms.
We believe that the COVID-19 pandemic is accelerating the transformation of financial services firms into digital businesses, is causing the regulatory environment to shift in favor of digitization (such as through the use of digital signatures and online notarization), and is driving consumer behavior away from traditional branches and toward digital channels for banking services, which we expect will generate additional opportunities for us in the future.
The future impact of the COVID-19 pandemic on our business remains uncertain. See the section titled “Risk Factors” for further discussion of the challenges and risks we have encountered and could encounter related to the COVID-19 pandemic.
Key Business Metrics

Banking Transactions
Our success depends in part on increasing the volume of transactions that take place on our software platform. This occurs as we add new customers and complete more transactions with existing customers, including when our existing customers adopt additional products. Our software platform is built to be extensible, modular, and configurable, so that our customers can easily utilize our pre-built workflow technology, our marketplaces, and our integrations with technology, data, and service providers. We design our new offerings to be highly complementary to existing ones in order to increase the speed of adoption and efficiently scale our revenue. This increasing attachment contributes further to our growth. We perform a customer cohort analysis, which demonstrates that the aggregate revenue associated with our customers acquired in any year has expanded since they first began using Blend, reflecting the success of our “land and expand” approach to growing customer relationships. Once we have acquired a new customer and completed our initial deployment, we are well positioned to introduce more products and marketplaces.

The following tables set forth our key business metrics:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Total banking transactions	520	344	1,015	535

Key Components of Results of Operations
Revenue
We generate revenue from fees paid by customers to access our platform. Arrangements with our customers do not provide the contractual right to take possession of our software at any point in time. Revenue is recognized when access to our platform is provisioned to our customers for an amount that reflects the consideration we expect to be entitled to in exchange for those services. To a lesser extent, we generate revenue from professional services related to the deployment of our platform, premium support services, and consulting services. We also have generated an immaterial amount of revenue through commissions or service fees when consumers use our integrated marketplaces to select a real estate agent, property and casualty insurance carrier, or title and settlement services entity.
Our customers have the ability to access our platform under subscription arrangements, in which customers commit to a minimum number of completed transactions at specified prices over the contract term, or under usage-based arrangements, in which customers pay in arrears a variable amount for completed transactions at specified prices. Our subscription arrangements are generally noncancelable, and we may also earn additional overage fees if the number of completed transactions exceeds the contractual amounts. Our usage-based arrangements generally can be terminated at any time by the customer. We recognize revenue ratably for our subscription arrangements because the customer receives and consumes the benefits of our platform throughout the contract period. We recognize fees for usage-based arrangements as the completed transactions are processed using our platform. Revenue from usage-based arrangements represented 24% for the six months ended June 30, 2021 and 12% of our revenue for six months ended June 30, 2020.

In future periods, due to our acquisition of Title365, we expect that total revenue will increase significantly in dollar amounts, and that our revenue growth rate will increase in the near term due to the inclusion of Title365 revenue, which was not included in prior periods. We expect, however, that in periods subsequent to the next twelve months following the closing of the acquisition of Title365, our revenue growth rate will decline.
Cost of Revenue
Cost of revenue consists primarily of costs of subscribed hosting, support, and professional services, which are expensed as incurred. Costs of subscribed hosting services and support revenue consist primarily of expenses related to hosting our services, third-party fees related to platform connectivity services, software licenses, amortization of internal use software development costs, and expenses related to providing support to our customers. Costs of professional services consist primarily of personnel-related expenses, including stock-based compensation expense, expenses associated with delivering implementation and other services, travel expenses, and allocated overhead costs. For each application submission, we incur third-party costs as described above, including costs for incomplete transactions for which we do not charge fees to our customers. The timing of those costs may not be aligned with the revenue recognized. We expect our cost of revenue to continue to increase in dollar amounts as we grow our business and revenue and decrease as a percentage of our revenue over the long term as we achieve greater scale in our business, although the percentage may fluctuate from period to period.

In future periods, due to our acquisition of Title365, we expect that cost of revenue will increase significantly in dollar amounts and that cost of revenue as a percentage of revenue will increase in the near term.
Operating Expenses
Research and Development.
Research and development expenses consist primarily of personnel-related expenses, including stock-based compensation expense (which includes amounts in excess of fair market value in connection with secondary sales by our then-current and former employees), associated with our engineering personnel responsible for the design, development, and testing of new products and features, professional and outside services fees, software and hosting costs, and allocated overhead costs.

Research and development costs are expensed as incurred. We expect that our research and development expenses will increase in dollar amount as our business grows but will decrease as a percentage of our revenue over the long term, although the percentage may fluctuate from period to period depending on the timing and extent of our research and development expenses.

In future periods, we expect that research and development expenses will increase significantly in dollar amounts. We expect, however, that our research and development expenses will decrease as a percentage of revenue.

Sales and Marketing.
Sales and marketing expenses consist primarily of personnel-related expenses, including stock-based compensation expense (which includes amounts in excess of fair market value in connection with secondary sales by our then-current and former employees), costs of general marketing activities and promotional activities, travel-related expenses, and allocated overhead costs. Sales commissions that are incremental costs of acquiring a contract with a customer as well as associated payroll taxes, are deferred and amortized on a straight-line basis over the estimated period of benefit, which we have determined to be three years. Sales commissions that are not incremental costs of acquiring a contract with a customer are expensed in the period incurred.
We plan to increase the dollar amount of our investment in sales and marketing for the foreseeable future, primarily for increased headcount for our direct sales organization and investment in brand and product marketing efforts. We expect, however, that our sales and marketing expenses will decrease as a percentage of our revenue over time as our revenue grows, although the percentage may fluctuate from period to period depending on fluctuations in the timing and extent of our sales and marketing expenses.

In future periods, due to our acquisition of Title365, we expect that sales and marketing expenses will increase significantly in dollar amounts, primarily as a result of the amortization of acquired intangible assets. We expect, however, that our sales and marketing expenses will decrease as a percentage of revenue.
General and Administrative.
General and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation expense (which includes amounts in excess of fair market value in connection with secondary sales by our then-current and former employees), for our finance, accounting, legal and compliance, human resources, and other administrative teams as well as for certain executives and professional fees, including audit, legal and compliance, and recruiting services. We expect to increase the size of our general and administrative function to support the growth of our business. Following the IPO, which was completed in July 2021, we expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to publicly listed companies and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In addition, as a public company, we expect to incur increased expenses in the areas of insurance, investor relations, internal audit, and professional services. As a result, we expect the dollar amount of our general and administrative expenses to increase for the foreseeable future. We expect, however, that our general and administrative expenses will decrease as a percentage of our revenue over the long term, although the percentage may fluctuate from period to period depending on the timing and extent of our general and administrative expenses.

In future periods, due to our acquisition of Title365, we expect that general and administrative expenses will increase significantly in dollar amounts, primarily as a result of increased operating costs as a result of integrating and operating Title365. We expect, however, that our general and administrative expenses will decrease as a percentage of revenue.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned from our investment portfolio and interest expense from our debt obligations.

In future periods, due the acquisition of Title365, we expect that other expenses will increase as a result of interest expense incurred related to debt financing used to purchase Title365.

Provision for Income Taxes
Provision for income taxes consists primarily of U.S. state income taxes and adjustments to the valuation allowance. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is not more likely than not that such net deferred tax assets will be realized. For the three and six months ended June 30, 2021, we recognized a benefit for income taxes associated with the partial release of our historical valuation allowance resulting from the recognition of a deferred tax liability in connection with the Title365 acquisition.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Revenue	$32,062	$21,920	$63,937	$37,523
Cost of revenue(1)	12,360	8,665	23,220	16,023
Gross profit	19,702	13,255	40,717	21,500
Operating expenses:
Research and development(1)	20,884	14,675	37,958	26,496
Sales and marketing(1)	18,271	11,557	34,136	24,987
General and administrative(1)	20,181	7,830	35,464	13,908
Total operating expenses	59,336	34,062	107,558	65,391
Loss from operations	(39,634)	(20,807)	(66,841)	(43,891)
Other income (expense), net	112	239	262	479
Loss before income taxes	(39,522)	(20,568)	(66,579)	(43,412)
Income tax benefit (expense)	45,288	(6)	45,278	(13)
Net income (loss)	$5,766	$(20,574)	$(21,301)	$(43,425)
________
(1)Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Cost of revenue	$157	$18	$215	$37
Research and development	2,832	2,457	4,218	3,214
Sales and marketing	1,924	494	3,297	2,285
General and administrative	1,696	433	2,895	1,105
Total stock-based compensation	$6,609	$3,402	$10,625	$6,641

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(as a % of revenue)*
Revenue	100%	100%	100%	100%
Cost of revenue	39	40	36	43
Gross margin	61	60	64	57
Operating expenses:	—	—	—	—
Research and development	65	67	59	71
Sales and marketing	57	53	53	67
General and administrative	63	36	55	37
Total operating expenses	185	155	168	174
Loss from operations	(124)	(95)	(105)	(117)
Other income (expense), net	—	1	—	1
Loss before income taxes	(123)	(94)	(104)	(116)
Income tax benefit (expense)	141	—	71	—
Net income (loss)	18%	(94)%	(33)%	(116)%
____________
*Certain percentages may not foot due to rounding

Comparison of the Three Months Ended June 30, 2021 and 2020
Revenue and Cost of Revenue

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(In thousands)
Revenue	$32,062	$21,920	$10,142	46%
Cost of revenue	12,360	8,665	$3,695	43%
Gross profit	$19,702	$13,255	$6,447	49%
Revenue increased $10.1 million, or 46%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to higher volume of banking transactions with our customers.
Cost of revenue increased $3.7 million, or 43%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to a $2.1 million increase in personnel-related expenses primarily attributable to increased headcount and a $1.5 million increase in third-party hosting costs and software licenses to support continued growth and expanded operations. The overall increase was partially offset by a $0.4 million decrease in amortization of internal-use software costs.
Operating Expenses

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$20,884	$14,675	$6,209	42%
Sales and marketing	18,271	11,557	6,714	58%
General and administrative	20,181	7,830	12,351	158%
Total operating expenses	$59,336	$34,062	$25,274	74%
Research and Development
Research and development expenses increased $6.2 million, or 42%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to a $5.2 million increase in personnel-related expenses primarily attributable to an increase in research and development headcount and a $0.7 million increase in professional and outside services, and a $0.3 million increase in software and hosting services to support the growing business and increased volume of transactions.
Sales and Marketing
Sales and marketing expenses increased $6.7 million, or 58%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to a $5.5 million increase in personnel-related expenses primarily attributable to an increase in sales and marketing headcount, a $0.7 million increase in general marketing and promotional activities, a $0.4 million increase in software and hosting costs and a $0.3 million increase in facilities and related costs. The overall increase was partially offset by a $0.6 million decrease in sales commission expense.

General and Administrative
General and administrative expenses increased $12.4 million, or 158% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to a $6.4 million increase in professional fees, which primarily related to transaction and integration costs associated with our acquisition of Title365, a $5.2 million increase in personnel-related expenses primarily attributable to an increase in our administrative, finance and accounting, legal, and human resources headcount necessary to support the growth in our business, and a $0.7 million increase in software and hosting costs.

Comparison of the Six Months Ended June 30, 2021 and 2020
Revenue and Cost of Revenue

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(In thousands)
Revenue	$63,937	$37,523	$26,414	70%
Cost of revenue	23,220	16,023	7,197	45%
Gross profit	$40,717	$21,500	$19,217	89%

Revenue increased $26.4 million, or 70%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to an increase in the volume of banking transactions with our customers.

Cost of revenue increased $7.2 million, or 45%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to a $3.4 million increase in personnel-related expenses primarily attributable to increased headcount, $2.8 million increase in third-party hosting costs and software licenses to support continued growth and expanded operations, and a $1.7 million increase in third-party fees, primarily related to platform connectivity services. The overall increase was partially offset by a $0.9 million decrease in amortization of previously capitalized internal-use software costs.

Operating Expenses

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$37,958	$26,496	$11,462	43%
Sales and marketing	34,136	24,987	9,149	37%
General and administrative	35,464	13,908	21,556	155%
Total operating expenses	$107,558	$65,391	$42,167	64%

Research and Development
Research and development expenses increased $11.5 million, or 43%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to a $9.3 million increase in personnel-related expenses primarily attributable to an increase in research and development headcount, a $1.7 million increase in professional and outside services, and a $0.6 million increase in software and hosting services to support the growing business and increased volume of transactions.
Sales and Marketing
Sales and marketing expenses increased $9.1 million, or 37%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to a $8.4 million increase in personnel-related expenses primarily attributable to an increase in sales and marketing headcount, a $1.1 million increase in general marketing and promotional activities, a $0.8 million increase in software and hosting costs and a $0.4 million increase in professional and outside services. The overall increase was partially offset by a $1.6 million decrease in commission expense.
General and Administrative
General and administrative expenses increased $21.6 million, or 155%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to a $12.8 million increase in professional fees, which primarily related to transaction and integration costs associated with our acquisition of Title365, a $7.5 million increase in personnel-related expenses primarily attributable to an increase in our administrative, finance and accounting, legal, and human resources headcount necessary to support the growth in our business and a $1.0 million increase in software and hosting costs.

Liquidity and Capital Resources
As of June 30, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $453.7 million. Cash and cash equivalents are comprised of bank deposits and money market funds. Marketable securities are comprised of U.S. treasury and agency securities, commercial paper, and corporate debt securities. All of our cash and cash equivalents are held in the United States. Since our inception, we have financed our operations primarily through proceeds from the issuance of our convertible preferred stock and cash generated from the sale of our product offerings.
We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $294.2 million as of June 30, 2021. We expect to continue to incur operating losses for the foreseeable future due to the investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business.
We believe that current cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements, however, will depend on continued growth in our customer base, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and features, and the continuing market adoption of Blend. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition would be adversely affected. See the section titled “Risk Factors—Risks Related to Our Business—Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and harm our results of operations.”
During the six months ended June 30, 2021, we issued 22,418,562 shares of Series G convertible preferred stock at $13.827822 per share for total gross proceeds of approximately $310.0 million.

On July 20, 2021, we completed our IPO, in which we issued and sold 20,000,000 shares of Class A common stock, par value $0.00001, at an offering price of $18.00 per share. We received net proceeds of $325.7 million, after deducting underwriters' discounts and commissions of $24.3 million and estimated offering expenses of $10.0 million.

On August 17, 2021, we issued and sold an additional 2,468,111 shares of Class A common stock in connection with a partial exercise of the underwriter’s option to purchase additional shares granted in the IPO. We received net proceeds of $41.4 million, after deducting underwriters' discounts and commissions of $3.0 million.

Credit Agreement
In connection with our acquisition of Title365, on June 30, 2021, we entered into a credit agreement that provides for a $225.0 million term facility and a $25.0 million revolving facility. The term facility was funded on July 1, 2021, and was fully drawn upon to provide, in part, the acquisition consideration being paid in connection with the purchase of a 90.1% stake in Title365. The revolving facility is currently undrawn.

There is no amortization of the outstanding principal amount under our credit facility; all principal amounts thereunder are payable on the maturity date (which is the fifth anniversary of the closing of the credit facility).

The obligations under our credit facility are guaranteed by all of our domestic subsidiaries (other than Title365 and its direct and indirect subsidiaries, and subject to certain thresholds and other exceptions), and secured by a lien on substantially all of our and our subsidiaries’ assets (other than the equity issued by, and the assets of, Title365 and its direct and indirect subsidiaries and subject to certain thresholds and other exceptions).

Our credit facility subjects us to certain affirmative and negative covenants, financial reporting obligations, and a minimum liquidity threshold that is tested quarterly. It also requires mandatory prepayment of all or a portion of the outstanding debt thereunder in certain circumstances.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Net cash used in operating activities	$(53,101)	$(39,739)
Net cash provided by investing activities	39,289	21,369
Net cash provided by financing activities	342,607	2,977
Net increase (decrease) in cash, cash equivalents, and restricted cash	$328,795	$(15,393)
Cash Used in Operating Activities
Our largest source of operating cash is cash collections from our customers. Our primary uses of cash from operating activities are for employee-related expenditures, sales and marketing expenses, and third-party hosting costs. Historically, we have generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from the private sale of equity securities.
During the six months ended June 30, 2021, we used $53.1 million in cash for operating activities. The primary factors affecting our operating cash flows during this period were our net loss of $21.3 million, impacted by $16.9 million non-cash charges, which were offset by a $46.5 million change in deferred taxes, primarily driven by the release of historical valuation allowance, and $2.1 million cash used in changes in our operating assets and liabilities. The non-cash charges primarily consisted of $10.6 million in stock-based compensation, $1.7 million of depreciation and amortization, $2.6 million in amortization of deferred contract costs, and $1.1 million of amortization of our operating lease right-of-use assets. The cash used in our operating assets and liabilities was primarily due to a $6.9 million increase in prepaid expenses and other assets, a $2.1 million decrease in deferred revenue, a $1.3 million decrease in operating lease liabilities, and a $1.9 million increase in accounts receivable, partially offset by a $5.6 million increase in other liabilities, a $1.7 million increase in accounts payable, a $1.5 million decrease in deferred contract costs, non-current, and $1.4 million increase in accrued compensation costs.

During the six months ended June 30, 2020, we used $39.7 million in cash for operating activities. The primary factors affecting our operating cash flows during this period were our net loss of $43.4 million, impacted by $12.0 million non-cash charges, and $8.3 million of cash used in changes in our operating assets and liabilities. The non-cash charges primarily consisted of $6.6 million in stock-based compensation, $2.4 million of depreciation and amortization, $1.6 million in amortization of deferred contract costs, and $1.1 million of amortization of our operating lease right-of-use assets. The cash used in our operating assets and liabilities was primarily due to a $7.3 million increase in trade and other receivables, a $2.4 million increase in prepaid expenses and other current assets, and a $1.3 million decrease in operating lease liabilities. These amounts were partially offset by a $2.4 million increase in other liabilities.
Cash Provided by Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2021 was $39.3 million, which was primarily the result of the sales and maturities of marketable securities of $74.8 million, partially offset by purchases of marketable securities of $48.9 million, purchase of other investment of $3.0 million, and $16.8 million cash acquired in connection with our acquisition of Title365.

Net cash provided by investing activities during the six months ended June 30, 2020 was $21.4 million, which was primarily the result of the sales and maturities of marketable securities of $88.1 million, partially offset by purchases of marketable securities of $66.2 million.
Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2021 was $342.6 million, reflecting net proceeds from issuance of Series G convertible preferred stock of $309.7 million, proceeds from the exercise of convertible preferred stock warrants of $10.2 million, proceeds from the exercises of stock options of $23.4 million, and proceeds from the repayment of employee promissory note of $2.9 million, partially offset by the payment of deferred offering costs of $3.0 million.

Net cash provided by financing activities for the six months ended June 30, 2020 was $3.0 million, reflecting the proceeds from exercises of stock options.

Employee Compensation
We are considering adopting various employee compensation programs, including one possible program that would allow employees the opportunity to annually elect the proportion of their compensation that would be provided in the form of cash or equity. The details of any such program, and whether we would even implement any such program, have not been determined at this time. If we do decide to adopt a program like this in the future, it could result in us paying a greater percentage of our employees’ compensation in the form of cash or equity, depending on how our employees elect to receive their compensation. This could result in us using a larger amount of our cash reserves for the payment of compensation in future periods or could result in us granting a greater number of our shares subject to equity awards, which could increase our overall dilution, increase our stock-based compensation expense for financial accounting purposes, and increase our tax withholding and remittance obligations. How we determine any such tax withholding obligations would be satisfied could further impact our cash position or increase dilution.
Off-Balance Sheet Arrangements
We administer escrow and trust deposits held at third-party financial institutions representing funds received under real estate contracts, escrowed funds received under escrow agreements, and/or undisbursed amounts received for settlement of mortgage and home equity loans. Cash held for these purposes was approximately $108.1 million as of June 30, 2021. These funds are not considered assets of ours and, therefore, are not included in our consolidated balance sheet; however, we are contingently liable for the disposition of these funds on behalf of consumers. As of June 30, 2021, we did not have any other relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands have been made upon us to provide indemnification under such agreements, and there are no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.
Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with the U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows could be affected.

There have been no material changes to our critical accounting policies and estimates as described in our prospectus dated July 15, 2021, as filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (File No. 333-257223), or the Prospectus, other than as described below.
Business Combinations
On June 30, 2021, we completed our acquisition of 90.1% ownership of Title365. We account for acquisitions in accordance with Accounting Standards Codification, or ASC, Topic 805, Business Combinations. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquired business are recognized and measured as of the acquisition date at fair value. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interest in the acquired business exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Transaction costs directly attributable to the acquisition are expensed as incurred. Upon acquisition, the accounts and results of operations of the acquired business are consolidated as of and subsequent to the acquisition date.

Goodwill and Intangible Assets
Goodwill represents the excess of the consideration transferred in a business combination over the aggregate fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather tested for impairment annually, or more frequently, if events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable.

Acquired intangible assets are recorded at their estimated fair value at the date of acquisition. Determination of the fair value of the acquired customer relationships and licenses involves significant estimates and assumptions related to revenue forecasts, discount rates, customer attrition rates, and replacement costs. Determination of estimated useful lives of intangible assets requires significant judgment, and the Company regularly evaluates whether events and circumstances have occurred that indicate the useful lives of finite-lived intangible assets may warrant revision. Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Redeemable Noncontrolling Interest
Title365 stockholders agreement includes a provision whereby we have a call option to purchase the 9.9% noncontrolling interest at a purchase price equal to the greater of (1) $49.5 million plus an amount of interest calculated using an interest rate of 5.0% per annum compounding annually; or (2) 4.4 multiplied by the trailing 12-month EBITDA, or the Title365 Call Option. The Title365 Call Option is exercisable beginning 2 years following the acquisition closing date. The noncontrolling interest holder also holds an option to compel us to purchase the remaining 9.9% noncontrolling interest at a price calculated in the same manner as the Title365 Call Option, or the Title365 Put Option. The Title365 Put Option is exercisable beginning 5 years following the acquisition closing date. Neither the Title365 Call Option nor the Title365 Put Option have an expiration date. As the Title365 Put Option is not solely within our control, we classified this interest as redeemable noncontrolling interest, or RNCI, within the mezzanine equity section of the consolidated balance sheets. The RNCI is accreted to the redemption value under the interest method from the acquisition date through the date the Title365 Put Option becomes exercisable. At each balance sheet date, RNCI is reported at the greater of the initial carrying amount adjusted for the redeemable noncontrolling interest's share of earnings or losses and other comprehensive income or loss, or its accreted redemption value. The changes in the redemption amount are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. We determined the initial carrying amount of the RNCI based on the selling stockholders interest in the estimated fair value of Title365 as of the transaction date.
Recent Accounting Pronouncements
Refer to Note 2, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $369.7 million and marketable securities of $84.0 million as of June 30, 2021, which consisted of bank deposits, money market funds, U.S. treasury and agency securities, commercial paper, and corporate debt securities. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in legal proceedings or be subject to claims arising in the normal course of business. We are not presently party to any litigation that, if determined adversely to us, we believe would be likely to have a material adverse effect on our business, financial condition, results of operations, or cash flows.
Future litigation may be necessary, among other things, to defend ourselves or our customers by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. The results of any litigation cannot be predicted with certainty, particularly in the areas of unsettled and evolving law in which we operate, and an unfavorable resolution in any legal proceedings could materially affect our future business, financial condition, or results of operations. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
Risk Factors Summary

The risks and uncertainties to which our business is subject include, but are not limited to, the following:

•We have experienced rapid growth in recent periods, and we do not expect to grow at these historical rates in future periods;
•We have a history of net losses, and we may not be able to achieve or maintain profitability in the future;
•If we fail to retain our existing customers or to acquire new customers in a cost-effective manner, or if our customers fail to maintain their utilization of our products and services, our revenue may decrease and our business, financial condition, and results of operations could be adversely affected;
•A large percentage of our revenue is concentrated with a small number of key customers, and if our relationships with any of these key customers were to be terminated or the level of business with them significantly reduced over time, our business, financial condition, results of operations, and future prospects would be adversely affected;
•We face intense competition, and if we are unable to compete effectively, our business, financial condition, and results of operations could be adversely affected;
•We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful;
•We expect to experience significant growth through strategic acquisitions and partnerships, including our acquisition of Title365, and we face risks related to the integration of such acquisitions and the management of such growth;
•Changes in market interest rates could adversely affect our business, financial condition, and results of operations;
•Our results of operations are likely to fluctuate from period to period, which could cause the market price of our Class A common stock to decline;
•A cybersecurity incident affecting us or the third parties we rely on or partner with could expose us or our customers and consumers to a risk of loss or misuse of confidential information and significantly damage our reputation;
•We may be subject to claims, lawsuits, government investigations, and other proceedings that may adversely affect our business, financial condition, and results of operations;
•Our customers are, and in some cases we are or may be, subject to, and we facilitate compliance with, a variety of federal, state, and local laws, including those related to consumer protection and financial services;

•We depend on the interoperability of our platform across third-party applications and services that we do not control;
•Failure to adequately protect our intellectual property could adversely affect our business, financial condition, and results of operations;
•The trading price of our Class A common stock may be volatile, and you could lose all or part of your investment; and
•The multi-class structure of our common stock has the effect of concentrating voting power with Nima Ghamsari, Head of Blend, Co-Founder, and Chair of our board of directors, which will severely limit your ability to influence or direct the outcome of matters submitted to our stockholders for approval, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction.

Risks Related to Our Business and Operations
We have experienced rapid growth in recent periods, and we do not expect to grow at these historical rates in future periods.
We have grown rapidly over the last several years, and therefore our recent revenue growth rate and financial performance should not be considered indicative of our future performance. In 2019 and 2020, our revenue was $50.7 million and $96.0 million, respectively, representing a 90% year-over-year growth rate. We expect our revenue growth rate to decline in future periods. We believe that growth of our revenue depends on a number of factors, including our ability to price our products and services effectively so that we are able to attract and retain customers without compromising our profitability, attract new customers, increase our existing customers’ use of our solutions, provide our customers with excellent support, and successfully identify and acquire or invest in businesses, products, or technology that we believe could complement or expand our solutions.
You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short term and decline in the long term. Our revenue growth rate may decline in future periods as the size of our business grows and as we achieve higher market adoption rates. Our revenue growth may slow or revenue may decline for a number of other possible reasons, including reduced demand for our products and services, insufficient growth in the number of financial services firms that utilize our products and services or the lack of expansion of products and services within our existing customer base, transaction volume and mix, particularly with our significant customers, increased competition, a decrease in the growth or reduction in size of our overall market or if we fail for any reason to capitalize on growth opportunities, general economic conditions, and the maturation of our business, among others. We also expect to continue to make investments in the development and expansion of our business, which may not result in increased revenue or growth. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.

We have a history of net losses, and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses in each period since our inception in 2012, and we may not be able to achieve or maintain profitability in the future. We incurred a net loss of $21.3 million in the six months ended June 30, 2021 and $74.6 million in 2020, respectively, and as of June 30, 2021 and December 31, 2020, we had an accumulated deficit of $294.2 million and $272.9 million, respectively. We expect our costs will increase over time and our losses to continue as we expect to invest significant additional funds towards growing our business and operating as a public company. We have expended and expect to continue to expend substantial financial and other resources on product development, including investments in our product, engineering, and design teams and the development of new products and new functionality for our existing products and our platform; our technology infrastructure, including systems architecture, management tools, scalability, availability, performance, and security, as well as disaster recovery measures; our sales, marketing, and customer success organizations; acquisitions or strategic investments; and general administration, including legal and accounting expenses. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flows on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
If we fail to retain our existing customers or to acquire new customers in a cost-effective manner, or if our customers fail to maintain their utilization of our products and services, our revenue may decrease and our business, financial condition, and results of operations could be adversely affected.
Our ability to continue our growth in the future will depend in part on our success in maintaining successful relationships with our customers. If any of our customers were to suspend, limit, or cease their operations or otherwise terminate their relationships with us, the number of transactions enabled through our platform could decrease and our revenue and revenue growth rates could be adversely affected. In addition, having a diversified mix of customers is important to mitigate risk associated with changing consumer spending behavior, economic conditions, and other factors that may affect a particular type of financial services firm or industry. While we expect that the revenue from our largest customers will decrease over time as a percentage of our total revenue as we generate more revenue from other customers, we also believe that revenue from our largest customers may continue to account for a significant portion of our revenue, at least in the near term.

If we are not able to retain our existing customers or acquire new customers in a cost-effective manner, or if our customers fail to maintain their utilization of our products and services, we will not be able to continue to grow our business. Our ability to retain and grow our relationships with our customers depends on the willingness of customers to partner with us. The attractiveness of our platform to customers depends upon, among other things: our brand and reputation, the amount of fees that we charge, our ability to sustain our value proposition to our customers, products and services offered by competitors, and our ability to perform under, and maintain, our customer agreements. Many of our customers do not have long-term contractual financial commitments to us and, therefore, many of our customers may reduce or cease their use of our products and services at any time without penalty or termination charges. Additionally, a subset of our customers can generally terminate their agreements with us without cause with limited requirements to provide prior notice. Our customers could decide to stop working with us and cease processing transactions through our platform or enter into exclusive or more favorable relationships with our competitors. Further, any downturn in the financial services industry may cause our customers to reduce their spending on lending technology or to seek to terminate or renegotiate their agreements with us. Our customers have no obligation to renew their subscriptions with us after the expiration of the initial or current subscription term, and our customers, if they choose to renew at all, may renew on pricing or other contract terms that are less favorable to us or otherwise ask to modify their agreement terms in a manner that is cost prohibitive to us. Our renewal rates may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our pricing or our products or their ability to continue their operations or spending levels. In addition, our customers’ regulators may require that they terminate or otherwise limit their business with us, or impose regulatory pressure limiting their ability to do business with us. If any of our customers were to stop working with us, suspend, limit, or cease their operations, do not renew their subscriptions with us on similar pricing terms, or otherwise terminate their relationships with us, the number of loans and other transactions enabled through our platform could decrease and our revenue and revenue growth rates could be adversely affected.
Additionally, as the markets for our cloud-based banking software continue to develop, we may be unable to attract new customers based on the same pricing models that we have used historically. Large or influential financial services firms may demand more favorable pricing or other contract terms from us. As a result, we may in the future be required to change our pricing model, reduce our prices, or accept other unfavorable contract terms, any of which could adversely affect our revenue and revenue growth rate.
We could in the future have disagreements or disputes with any of our customers, which could negatively impact or threaten our relationship with them. In our agreements with customers, we make certain representations and warranties and covenants concerning our compliance with certain procedures and guidelines related to laws and regulations applicable to the services to be provided by us to our customers. If those representations and warranties were not accurate when made or if we fail to perform a covenant, we may be liable for any resulting damages, including potentially any losses associated with impacted transactions, and our reputation and ability to continue to attract new customers could be adversely affected. Additionally, our customers may engage in mergers, acquisitions or consolidations with each other, our competitors or with third parties, any of which could be disruptive to our existing and prospective relationships with our customers.
If we fail to retain any of our larger customers or a substantial number of our smaller customers, if we do not acquire new customers, if we do not continually expand revenue and volume from customers on our platform, or if we do not attract and retain a diverse mix of customers, our business, financial condition, results of operations, and future prospects could be adversely affected.

A large percentage of our revenue is concentrated with a small number of key customers, and if our relationships with any of these key customers were to be terminated or the level of business with them significantly reduced over time, our business, financial condition, results of operations, and future prospects would be adversely affected.
Historically, certain of our customers have accounted for a significant portion of our revenue. For example, for 2020, our top five customers accounted for 34% of our revenue, and as of December 31, 2020, we had 18 customers generating more than $1 million in annual revenue, which represented 53% of our revenue in 2020. The concentration of a significant portion of our business and transaction volume with a limited number of customers, or type of customer or industry, exposes us disproportionately to any of those customers choosing to no longer partner with us or choosing to partner with a competitor, to the economic performance or market share of those customers or industry, including as a result of challenger banks or technology disrupters, or to any events, circumstances, or risks affecting such customers or industry. Additionally, because we do not have long-term contractual financial commitments with many of our customers, a material modification in the financial operations of a key customer could affect our transaction volume with that customer and therefore our revenue growth. If we are unable to continue to increase the number of other customers on our platform or if any of our key customers were to suspend, limit, or cease their operations or otherwise terminate their relationship with us or lose market share, our business, financial condition, and results of operations would be adversely affected.
We face intense competition, and if we are unable to compete effectively, our business, financial condition, and results of operations could be adversely affected.
The market in which we operate is intensely competitive and characterized by shifting user preferences, fragmentation, and frequent introductions of new services and offerings. The primary competitors for our software platform include point solution vendors, providers of back office software with proprietary digital capabilities, and systems developed internally at financial services firms. Our current and future competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, greater category share in certain markets, market-specific knowledge, established relationships with financial services firms, including those with larger market share than our customers, and larger existing user bases in certain markets, more successful marketing capabilities, and substantially greater financial, technical, and other resources than we have. Greater financial resources and product development capabilities may allow these competitors to respond more quickly to new or emerging technologies and changes in financial services firm preferences that may render our platform less attractive or obsolete. Our competitors may also make acquisitions or establish cooperative or other strategic relationships among themselves or with others, introduce new offerings with competitive price and performance characteristics or undertake more aggressive marketing campaigns than ours. Additionally, many of our competitors are well capitalized and offer discounted services, lower pricing, incentives, discounts and promotions, and innovative platforms and offerings, which may be more attractive than those that we offer. Further, our customers may decide to develop their own solutions that compete with ours.
As we and our competitors introduce new offerings and invest more in digital capabilities, and as existing offerings evolve, we expect to become subject to additional competition. Our competitors may adopt certain of our platform features or may adopt innovations that our customers value more highly than ours, which would render our platform less attractive and reduce our ability to differentiate our platform. Increased competition could result in, among other things, a reduction of the revenue we generate from the use of our platform from reduced demand or pricing pressures, the number of customers, the frequency of use of our platform, and our margins. For all of these reasons, we may not be able to compete successfully. If we lose existing customers, fail to attract new customers, or are forced to make pricing concessions as a result of increased competition, our business, financial condition, and results of operations could be adversely affected.

We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
We were founded in 2012 and have experienced rapid growth in recent years. Our limited operating history may make it difficult to make accurate predictions about our future performance. Assessing our business and future prospects may also be difficult because of the risks and difficulties we face. These risks and difficulties include our ability to:

•accurately forecast our revenue and plan our operating expenses;
•develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and services;
•maintain and increase the volume of transactions enabled through our platform;
•enter into new and maintain existing customer relationships;
•successfully identify, negotiate, execute, and integrate strategic acquisitions and partnerships;
•successfully compete with current and future competitors;
•successfully build our brand and protect our reputation from negative publicity;
•increase the effectiveness of our marketing strategies;
•successfully adjust our proprietary technology, products, and services in a timely manner in response to changing macroeconomic conditions and fluctuations in the credit market;
•enter into new and maintain existing ecosystem partnerships;
•successfully introduce new products and services and enter new markets and geographies;
•adapt to rapidly evolving trends in the ways customers and consumers interact with technology;
•comply with and successfully adapt to complex and evolving regulatory environments;
•protect against fraud and online theft;
•avoid interruptions or disruptions in our service;
•effectively secure and maintain the confidentiality of the information received, accessed, stored, provided, and used across our systems;
•successfully obtain and maintain funding and liquidity to support continued growth and general corporate purposes;
•attract, integrate, and retain qualified employees; and
•effectively manage rapid growth in our personnel and operations.
If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition, and results of operations could be adversely affected. Further, because we have limited historical financial data and operate in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition, and results of operations could be adversely affected.

We expect to experience significant growth through strategic acquisitions and partnerships, including our acquisition of Title365, and we face risks related to the integration of such acquisitions and the management of such growth.
As part of our growth strategy, we have in the past acquired and made significant investments in, and may in the future acquire or make significant investments in, companies, businesses, personnel, and technologies. For example, on June 30, 2021, we completed our acquisition of Title365. Each acquisition requires unique approaches to integration due to, among other reasons, the structure of the acquisitions, the integration of technology, the size, locations, and cultural differences among their teams and ours, and has required, and will continue to require, attention from our management team. As we continue to grow, the size of our acquisitions and investments may increase. In addition to the larger purchase prices associated with such acquisitions and investments, larger acquisitions and investments may also require additional management resources to integrate more significant and often more complex businesses into our company. We will continue to explore and evaluate additional acquisitions, some of which may be the same size or even larger in scale and investment than our acquisition of Title365.
Our future success depends in part on our ability to integrate these acquisitions and manage these businesses, partnerships, and transactions effectively. If we are unable to obtain the anticipated benefits or synergies of such acquisitions, or we encounter difficulties integrating acquired businesses with ours, our business, financial condition, and results of operations could be adversely affected.

Challenges and risks from such strategic acquisitions and partnerships include:

•diversion of management’s attention in the acquisition and integration process, including oversight over acquired businesses which may continue their operations under contingent consideration provisions in acquisition agreements;
•declining employee morale and retention issues resulting from changes in compensation, or changes in management, reporting relationships, or future performance;
•the need to integrate the operations, systems, technologies, products, and personnel of each acquired company, the inefficiencies and lack of control that may result if such integration is delayed or not implemented, and unforeseen difficulties and expenditures that may arise in connection with integration;
•the need to implement internal controls, procedures, and policies appropriate for a larger, U.S.-based public company at companies that prior to acquisition may not have robust controls, procedures, and policies, in particular, with respect to the effectiveness of internal controls, cyber and information security practices, incident response plans, and business continuity and disaster recovery plans, compliance with privacy, data protection, information security, and other regulations, and compliance with U.S.-based economic policies and sanctions which may not have previously been applicable to the acquired company’s operations;
•the difficulty in accurately forecasting and accounting for the financial impact of an acquisition transaction, including accounting charges, write-offs of deferred revenue under purchase accounting, and integrating and reporting results for acquired companies that have not historically followed GAAP;
•the implementation of restructuring actions and cost reduction initiatives to streamline operations and improve cost efficiencies;
•the fact that we may be required to pay contingent consideration in excess of the initial fair value, and contingent consideration may become payable at a time when we do not have sufficient cash available to pay such consideration;

•in the case of foreign acquisitions or acquisitions that include a foreign entity or operations, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries as well as tax risks that may arise from the acquisition;
•increasing legal, regulatory, and compliance exposure, and the additional costs related to mitigate each of those, as a result of adding new offices, employees, and other service providers, benefit plans, equity awards, job types, and lines of business globally; and
•liability for activities of the acquired company before the acquisition, including intellectual property, commercial, and other litigation claims or disputes, cyber and information security vulnerabilities and incidents, violations of laws, rules and regulations, including with respect to employee classification, tax liabilities, and other known and unknown liabilities.
If we are unable to successfully integrate and manage our acquisitions and strategic partnerships, we may not realize the expected benefits of such transactions or become exposed to additional liabilities, and our business, financial condition, and results of operations could be adversely affected.

Changes in market interest rates could adversely affect our business, financial condition, and results of operations.
Increased interest rates may adversely impact the spending levels of consumers and their ability and willingness to borrow money. Higher interest rates often lead to higher loan rates charged to consumers, which could adversely affect the ability of our customers to generate volume and in turn, the number of transactions enabled through our platform and thus our ability to generate revenue from such transactions. As a result of these circumstances, financial services firms and consumers may be discouraged from engaging with our platform and as a result, reduce the volume of transactions enabled through our platform, which could adversely affect our business, financial condition, and results of operations.
Our results of operations are likely to fluctuate from period to period, which could cause the market price of our Class A common stock to decline.
Our results of operations have historically varied from period to period, and we expect that our results of operations will continue to vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control and difficult to predict. As a result, you should not rely upon our historical results of operations as indicators of future performance. Numerous factors can influence our results of operations, including:

•our ability to attract and retain customers in a cost-effective manner;
•our ability to maintain or increase loan volumes, transactions processed and platform utilization, and improve loan mix;
•our ability to successfully expand in existing markets and successfully enter new markets;
•changes in financial services firm behavior with respect to cloud-based software products and solutions;
•the amount and timing of operating expenses related to maintaining and expanding our business, operations, and infrastructure, including acquiring new and maintaining existing customers;
•the mix of revenue we generate from our products and our marketplace;
•the timing and success of new products and services;
•the impact of worldwide economic conditions, including economic slowdowns, recessions, and tightening of credit markets, including due to the economic impact of the COVID-19 pandemic;

•the seasonality of our business;
•our ability to maintain an adequate rate of growth and effectively manage that growth;
•our ability to keep pace with technology changes in our industry;
•the success of our sales and marketing efforts;
•the effects of negative publicity on our business, reputation, or brand;
•our ability to protect, maintain, and enforce our intellectual property;
•costs associated with defending claims, including intellectual property infringement claims, and related judgments or settlements;
•changes in governmental or other regulations, including state and federal banking laws and regulations or in federal monetary policies, affecting our business;
•interruptions in service and any related impact on our business, reputation, or brand;
•the attraction and engagement of qualified employees and key personnel;
•our ability to choose and effectively manage partners, vendors, and other service providers;
•the effects of natural or man-made catastrophic events;
•the effectiveness of our internal control over financial reporting; and
•changes in our tax rates or exposure to additional tax liabilities.
The variability and unpredictability of our results of operations could result in our failure to meet our expectations or those of analysts that cover us or investors with respect to revenue or other results of operations for a particular period. If we fail to meet or exceed such expectations, the market price of our Class A common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.

A cybersecurity incident affecting us or the third parties we rely on or partner with could expose us or our customers and consumers to a risk of loss or misuse of confidential information and significantly damage our reputation.
We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, receive, use, transmit, store, and otherwise process large amounts of sensitive information, including personal information, credit information, and other sensitive and confidential information of consumers and potential consumers. It is critical that we do so in a manner designed to maintain the confidentiality, integrity, and availability of such sensitive information. Additionally, in the ordinary course of our business, we collect, store, transmit, and otherwise process large amounts of sensitive corporate, personal, and other information, including intellectual property, proprietary business information, and other confidential information. We also have arrangements in place with certain of our partners, vendors, and other service providers that require us to share certain of the information we maintain and otherwise process, including consumer information, with them. Certain elements of our operations (including elements of our information technology infrastructure) rely on third parties, and as a result, we manage a number of third-party service providers who may have access to our computer networks and sensitive or confidential information. In addition, many of those third parties may in turn subcontract or outsource some of their responsibilities to other third parties. As a result, our information technology systems, including the functions of third parties that are involved or have access to those systems, are large and complex, with many points of entry and access. Like all information technology systems that are distributed and have large amounts of sensitive information stored on those systems, our systems are potentially vulnerable to and may be subject to unintentional, inadvertent, or malicious, internal and external attacks, including security breaches, incidents, attacks, exposures, intrusions, malware, ransomware, social engineering attacks, phishing and spearphishing attempts, attempts to overload our servers with distributed denial-of-service attacks, employee theft, unauthorized access by third parties (including foreign governments or state actors with significant financial and technological resources) or internal actors, or other attacks and similar disruptions. Any vulnerabilities can be exploited from inadvertent or intentional actions of our employees, partners, vendors, service providers, customers, or by malicious third parties. For example, to the extent manual processes are involved in the handling of sensitive information, such sensitive information could be inadvertently misdirected despite our training and quality assurance precautions. While we have taken steps to protect the sensitive and confidential information that we have access to and have implemented multiple overlapping controls to reduce risk of a single control failure, our security measures or those of our partners, vendors, or other service providers could be breached or we could suffer data loss or unauthorized access to our platform or the systems or networks used in our business.
Because attacks of this nature are increasing in frequency, levels of persistence, sophistication and intensity, and techniques used to obtain unauthorized access or to sabotage systems change frequently and may not be known until they are launched against a target, we and our partners, vendors, and other service providers may be unable to anticipate or prevent these attacks, react in a timely manner, or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other privacy- and security-related incidents. These security risks that we and our partners, vendors, and other service providers face have been heightened by an increase in employees and service providers working remotely in response to the COVID-19 pandemic.
In addition, consumers on our platform could have vulnerabilities on their own devices that are entirely unrelated to our systems and platform but could mistakenly attribute their own vulnerabilities to us. Consumers on our platform may also provide sensitive information to other third parties through their use of our platform, and consumers could mistakenly attribute any misuse of such information by other third parties to us. Further, breaches experienced by other companies may also be leveraged against us. For example, credential stuffing and business email compromise attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. Certain efforts may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect, remediate, and otherwise respond to.

There also have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our partners’, vendors’, or service providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our services. In addition, laws, regulations, government guidance, and industry standards and practices in the United States and elsewhere are rapidly evolving to combat these threats. We may face increased compliance burdens regarding such requirements with regulators and customers regarding our products and services and also incur additional costs for oversight and monitoring of our own supply chain.
Although we have developed systems and processes that are designed to protect the confidential and sensitive information we maintain and our partners, vendors, and other service providers maintain on our behalf, including personal data of our customers, consumers, and employees, protect our systems, prevent data loss, and prevent other security breaches and security incidents, these security measures may not have fully protected our systems in the past and cannot guarantee security in the future. The information technology systems and infrastructure used in our business may be vulnerable to cyberattacks or security breaches, and third parties may be able to access data, including personal information and other sensitive and proprietary data of our customers and consumers, our employees’ personal information, or our other sensitive and proprietary data, accessible through those systems. Employee error, malfeasance, or other errors in the storage, use, or transmission of any of these types of data could result in an actual or perceived privacy or security breach or other security incident. Although we have policies and technologies restricting access to the personal information we store, there is a risk that these policies and technologies may not be effective in all cases. Any actual or perceived breach of privacy, or any actual or perceived security breach or other incident, could interrupt our operations, result in our platform being unavailable, result in loss or improper access to, or acquisition or disclosure of sensitive or confidential information, personal information, or other data, result in fraudulent transfer of funds, harm our reputation, brand, and competitive position, damage our relationships with our customers, subject us to adverse media coverage, or result in claims, regulatory investigations, and proceedings and significant legal, regulatory, and financial exposure, including ongoing monitoring by regulators, and any such incidents or any perception that our security measures are inadequate could lead to loss of customer confidence in, or decreased use of, our platform, any of which could adversely affect our business, financial condition, and results of operations. Any actual or perceived breach of privacy or security, or other security incident, impacting any entities with which we share or disclose data (including, for example, our partners, vendors, or other service providers) could have similar effects. We also expect to incur significant costs in an effort to detect and prevent privacy and security breaches and other privacy- and security-related incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived privacy or security breach or other incident.
Additionally, defending against claims or litigation based on any security breach or incident, regardless of their merit, could be costly and divert management’s attention. We cannot ensure that any provisions in our agreements with customers, contracts with service providers and other contracts relating to limitations of liability, including those in connection with a security lapse or breach or other privacy- or security-related incident, would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim. We cannot be certain that our insurance coverage will be adequate for data handling or data security costs or liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our reputation, brand, business, financial condition, and results of operations.

Growth of our business will depend on a trustworthy reputation and strong brand and any failure to maintain, protect, and enhance our brand would hurt our ability to retain or expand our base of customers and our ability to increase their level of engagement.
We believe maintaining a trustworthy reputation and strong brand is critical to our success and our ability to attract customers to our platform and maintain good relations with regulators. Our reputation, brand, and ability to build trust with existing and new customers may be adversely affected by complaints and negative publicity about us, our platform, partners, and customers that utilize our platform or our competitors’ platforms, even if factually incorrect or based on isolated incidents. Negative perception of our platform or company may harm our reputation and brand, including as a result of:

•perceptions of cloud-based software and our industry and our company, including the quality, security, and reliability of our cloud-based software platform;
•the overall user experience of our platform;
•changes to our platform;
•a failure to provide a range of options sought by customers or consumers;
•our ability to effectively manage and resolve customer and consumer complaints;
•fraudulent, illegal, negligent, reckless, or otherwise inappropriate behavior by users or third parties;
•actual or perceived disruptions to, failures of, or defects, bugs, vulnerabilities, or errors in our platform or similar incidents, such as privacy or data security breaches or other security incidents, site outages, payment disruptions, or other incidents that impact or may be perceived to impact the reliability of our services, including services provided by third parties we rely on;
•litigation over, or investigations by regulators into, our platform;
•customers’ or consumers’ lack of awareness of, or compliance with, our policies;
•a failure to comply with legal, tax, privacy, data protection, information security, or regulatory requirements;
•changes to our practices with respect to collection and use of customer and consumer data;
•a failure to enforce our policies in a manner that users perceive as effective, fair, and transparent;
•a failure to operate our business in a way that is consistent with our values and mission;
•inadequate or unsatisfactory support experiences for our customers;
•illegal or otherwise inappropriate behavior by our management team or other employees or contractors; or
•a failure to register and prevent misappropriation of our trademarks.

If we do not successfully develop, protect, and enhance our reputation and brand, our business, financial condition, and results of operations could be adversely affected.

If we fail to manage our growth effectively, our reputation, business, financial condition, and results of operations could be adversely affected.
Since 2012, we have experienced rapid growth in our employee headcount, our customers, and our operations, and we expect to continue to experience growth in the future. Employee growth has occurred both at our San Francisco headquarters and in a number of our offices across the United States. This growth has placed, and may continue to place, substantial demands on management and our operational and financial infrastructure. As with many companies in our growth stage, as of June 2021, a majority of our employees have been with us for fewer than 12 months. We have made, and intend to continue to make, substantial investments in our technology, customer service, risk, sales and marketing infrastructure. Our ability to manage our growth effectively and to integrate new employees, technologies, and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to effectively integrate, develop, and motivate a large number of new employees, while maintaining the beneficial aspects of our culture. Continued growth could challenge our ability to develop and improve our information technology infrastructure and our operational, financial, and management controls, enhance our reporting systems and procedures, recruit, train, and retain highly skilled personnel and maintain user satisfaction. Additionally, if we do not manage the growth of our business and operations effectively, the quality of our platform and the efficiency of our operations could suffer, which could adversely affect our reputation, business, financial condition, and results of operations.
Systems failures and resulting interruptions in the availability of our website or platform, or other delays or slow response times from our website or platform, could adversely affect our business, financial condition, and results of operations.
We currently serve our customers and consumers on our platform from third-party data center hosting facilities. It is critical to our success that our customers (including their customers) and consumers be able to access our platform at all times, and that the performance of our platform is responsive and rapid. Our systems, or those of third parties upon which we rely, may experience service interruptions, outages, failures, or degradation or other performance problems because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, infrastructure changes, human error, earthquakes, hurricanes, floods, fires, other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, ransomware, malware, or other events. Our systems also may be subject to break-ins, sabotage, theft, and intentional acts of vandalism, including by our own employees. Some of our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. These eventualities could cause information, including information relating to our customers and consumers, to be lost, corrupted, altered, or delayed. Our business interruption insurance may not be sufficient to cover all of our losses that may result from interruptions in our service as a result of systems failures and similar events. Additionally, in some cases, partners, vendors, and other service providers run their own platforms that we access, and we are, therefore, vulnerable to their service interruptions. In the event that our data center arrangements are terminated, or if there are any lapses of service or damage to a center, we could experience lengthy interruptions in our service as well as delays and additional expenses in arranging new facilities and services.

We have experienced and will likely continue to experience system failures and other events or conditions from time to time that interrupt the availability or reduce or affect the speed or functionality of our platform. These system failures generally occur either as a result of software updates being deployed with unexpected errors or as a result of temporary infrastructure failures related to storage, network, or compute capacity being exhausted. These events have resulted in losses in revenue, though such losses have not been material to date. System failures in the future could result in significant losses of revenue. Moreover, we have in the past provided credits to customers per contractual obligations and/or voluntarily made payments to customers to compensate them for the system failure or similar event, and we may provide similar such credits in the future. In addition, the affected customer or consumer could seek monetary recourse from us for its losses and such claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Further, in some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. A prolonged interruption in the availability or reduction in the availability, speed, or other functionality of our platform could adversely affect our business and reputation and could result in the loss of customers.
Further, we have service level agreements with a small number of our customers that require us to meet specific transaction response times. In the event that we fail to meet those requirements, whether because of system failures, slow platform performance, or otherwise, our customers may request credits from us, which could adversely impact our revenue and results of operations in a period where we provide such credits.
We operate under a success-based business model and may rely on self-reporting of completed transactions by our customers, which can make it difficult to forecast revenue.
We offer our products through software-as-a-service agreements where fees are assessed for each completed transaction, such as a funded loan, new account opening, or closing transaction. We do not charge for abandoned applications or rejected applications, even though they cause us to incur costs. Our customers have the ability to access our platform under subscription arrangements, in which customers commit to a minimum number of completed transactions at specified prices over the contract term, or under usage-based arrangements, in which customers pay in arrears a variable amount for completed transactions at a specified price. Our subscription arrangements are generally non-cancelable during the contract term, and we may also earn additional overage fees if the number of completed transactions exceeds contractual minimums. Our usage-based arrangements generally can be terminated at any time by the customer. We recognize revenue ratably for our subscription arrangements because the customer receives and consumes the benefits of our platform throughout the contract period. We recognize fees for usage-based arrangements as the completed transactions are processed using our platform.
We use and may rely on the reporting of completed transactions by our customers when invoicing them for usage and overage fees in connection with our arrangements. If the reporting of completed transactions by our customers is not timely or accurate, it may impact our ability to estimate revenue, which may impact the accuracy of our actual and forecasted revenue recognized from our customers. If we incorrectly forecast revenue from our customers and the amount of revenue is less than projections we provide to investors, the price of our Class A common stock could decline substantially and our business, financial condition, and results of operations could be adversely affected.

Our sales cycle can be unpredictable, time-consuming, and costly.
Our sales process involves educating prospective and existing customers about the benefits and technical capabilities of our products and services. Prospective customers often undertake a prolonged evaluation process, which typically involves not only our products and services, but also those of our competitors. Our sales cycles are typically lengthy, generally ranging from six to nine months for smaller financial services firms and ranging from twelve to eighteen months or more for larger financial services firms. We may spend substantial time, effort, and money on our sales and marketing efforts without any assurance that our efforts will produce any sales. Events affecting our customers’ businesses may occur during the sales cycle that could affect the size or timing of a purchase, contributing to more unpredictability in our business and results of operations. As a result of these factors, we may face greater costs, longer sales cycles, and less predictability in the future, which could adversely affect our business, financial condition, and results of operations.
Our business is substantially dependent on revenue from the financial services industry and subject to risks related to the mortgage industry and the larger financial services industry. Our business may also be adversely affected by downturns in the mortgage industry.
A substantial majority of the transactions enabled through our platform are mortgage loans and refinances, and our financial prospects depend significantly on the financial services industry ecosystem. If financial services firms experience large or unexpected losses through the offering of financial products, these firms may choose to decrease the amount of money they spend with us. In addition, increased competition to financial services firms from challenger banks and technology disrupters as well as decreases in consumer demand in the financial services industry in general could adversely affect the demand for our product and, in turn, the number of customers and their consumers using our platform. In addition, the number of mortgage loans, refinances, and other loan products may decline during recessionary periods and other periods in which disposable income is adversely affected and may be affected by negative trends in the broader economy, including the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, and increased unemployment.
We may encounter deployment challenges, which could adversely affect our business, financial condition, and results of operations.
We may face unexpected challenges related to the complexity of our customers’ deployment and configuration requirements. Deployment of our software platform may be delayed or expenses may increase when customers have unexpected data, software, or technology challenges, or unanticipated business requirements, which could adversely affect our relationship with our customers and our business, financial condition, and results of operations. In general, our revenue related to deployment and other professional services we provide is recognized on a proportional performance basis, and delays and difficulties in these engagements could result in losses or the recognition of revenue later than expected. Further, because we do not fully control our customers’ deployment schedules, if our customers do not allocate the internal resources necessary to meet deployment timelines or if there are otherwise unanticipated deployment delays or difficulties, our ability to take customers live and the overall customer experience could be adversely affected. We rely on existing customers to act as references for prospective customers, and difficulties in deployment and configuration could therefore adversely affect our ability to attract new customers. Any difficulties or delays in the deployment processes could cause customers to delay or forego future purchases of our products and services, which could adversely affect our business, financial condition, and results of operations.

Defects, errors, or vulnerabilities in our applications, backend systems, or other technology systems and those of third-party technology providers could harm our reputation and brand and adversely impact our business, financial condition, and results of operations.
Our platform and system infrastructure rely on software that is highly technical and complex and depend on the ability of such software to store, retrieve, process, and manage high volumes of data. The software on which we rely may contain undetected errors, defects, bugs, or vulnerabilities, some of which may only be discovered after the code has been released. Our practice is to effect frequent releases of software updates, sometimes multiple times per day. The third-party software that we incorporate into our platform or rely on may also be subject to errors, defects, bugs, or vulnerabilities. Any errors, defects, bugs, or vulnerabilities discovered in our code or from third-party software after release could result in negative publicity, a loss of users, increased regulatory scrutiny, fines or penalties, loss of revenue or liability for damages, and access or other performance issues. Such vulnerabilities could also be exploited by malicious actors and result in exposure of data of users on our platform, or otherwise result in a security breach or other security incident. We may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors, bugs, or defects or to address, analyze, correct, and eliminate software platform vulnerabilities. Any failure to timely and effectively resolve any such errors, defects, bugs, or vulnerabilities could adversely affect our business, reputation, brand, financial condition, and results of operations.
Any failure to offer high-quality customer support by us or by partners, vendors, and other service providers may adversely affect our relationships with our customers and could adversely affect our reputation, brand, business, financial condition, and results of operations.
Our ability to attract and retain customers is dependent in part on our ability to provide high-quality support. Our customers depend on our customer success organization to resolve any issues relating to our platform and products. As we continue to grow our business and improve our offerings, we will face challenges related to providing high-quality support services at scale. Additionally, to the extent we decide to grow our international business and the number of international users on our platform, our customer success organization will face additional challenges, including those associated with delivering support in languages other than English. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation and adversely affect our ability to scale our platform and business, our financial condition, and our results of operations.
We experience significant seasonal fluctuations in our financial results, which could cause our Class A common stock price to fluctuate.
Our business is highly dependent on consumer borrowing patterns that have an impact on our results of operations. We generally experience changes in consumer activity over the course of the calendar year, although our rapid growth and the impact of the COVID-19 pandemic has made, and may continue to make, seasonal fluctuations difficult to detect. Historically, our revenue has been strongest during the second and third quarters of our fiscal year as a result of higher demand for mortgages and other loans during the summer months. Seasonality will likely cause fluctuations in our financial results on a quarterly basis. While our growth has obscured this seasonality in our overall financial results, we expect our results of operations to continue to be affected by such seasonality in the future. In addition, other seasonal trends may develop and the existing seasonal trends that we experience may become more pronounced and contribute to fluctuations in our results of operations as we continue to scale and our growth slows. As such, we may not accurately forecast our results of operations. However, we base our spending and investment plans on forecasts and estimates, and we may not be able to adjust our spending quickly enough if our revenue is less than expected, causing our results of operations to fail to meet our expectations or the expectations of investors.

The market for cloud-based banking software is still in relatively early stages of growth and if this market does not continue to grow, grows more slowly than we expect or fails to grow as large as we expect, our business, financial condition, and results of operations could be adversely affected.
Use of, and reliance on, cloud-based banking software is still at an early stage, and we do not know whether financial services firms will continue to adopt cloud-based banking software in the future, or whether the market will change in ways we do not anticipate. Many financial services firms have invested substantial personnel and financial resources in legacy software, and these institutions may be reluctant, unwilling or unable to convert from their existing systems to our software platform. Furthermore, these financial services firms may be reluctant, unwilling or unable to use cloud-based banking software due to various concerns such as the security of their data and reliability of the delivery model. These concerns or other considerations may cause financial services firms to choose not to adopt cloud-based banking software such as our cloud-based software platform or to adopt them more slowly than we anticipate, either of which would adversely affect our business, financial condition, and results of operations. Our future success also depends on our ability to sell additional products, services, and functionality to our current and prospective customers. As we create new products and services and enhance our existing products and services, these applications and enhancements may not be attractive to customers. In addition, promoting and selling new and enhanced functionality may require increasingly costly sales and marketing efforts, and if customers choose not to adopt this functionality our business and results of operations could suffer. If financial services firms are unwilling or unable to transition from their legacy systems, or if the demand for our software platform does not meet our expectations, our business, financial condition, and results of operations could be adversely affected.
Unfavorable conditions in our industry or the global economy or reductions in technology spending could limit our ability to grow our business and adversely affect our financial condition and results of operations.
Our results of operations may vary based on the impact of changes in our industry or the U.S. economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for our solutions. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in lending activity and business investments, including spending on technology, and negatively affect the growth of our business. For example, the COVID-19 pandemic has created and may continue to create significant uncertainty in global financial markets and the long-term economic impact of the COVID-19 pandemic is highly uncertain. To the extent our solutions are perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general technology spending. Also, competitors, some of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be adversely affected.

Future revenue growth depends upon our ability to adapt to technological change as well as global trends in the way customers access cloud-based banking software and successfully introduce new and enhanced products, services and business models.
We operate in industries that are characterized by rapidly changing technology, evolving industry standards, and frequent new product introductions. We believe that the pace of innovation will continue to accelerate as customers increasingly base their technology investments on a broad range of factors, including products and markets addressed, performance and scale, consumer experience, data governance, and regulatory compliance. We must continue to innovate and develop new products and features to meet changing customer and consumer needs and attract and retain talented software developers.
Our business depends significantly on revenue from large and mid-sized financial services firms. As our existing platform components mature, we will need to successfully integrate new products on our platform, as well as upgrade the decisioning, verification, and automation components of our existing platform in order to continue to help our customers adapt quickly to constantly changing market conditions. If we are not able to develop and clearly demonstrate the value of new products, upgraded components, or services to our customers, or effectively utilize our customers’ data to provide them with value, our ability to retain and acquire customers could be adversely affected. If competitors introduce new offerings embodying new technologies, or if new industry standards and practices emerge, our existing technology, services, and website may become obsolete. Our future success could depend on our ability to respond to technological advances and emerging industry standards and practices in a cost-effective and timely manner.
We have scaled our business rapidly and significant new platform features and services have in the past resulted in, and in the future may continue to result in, operational challenges affecting our business. Developing and launching enhancements to our platform and new products and services on our platform may involve significant technical risks and upfront capital investments that may not generate return on investment. We may use new technologies ineffectively, or we may fail to adapt to emerging industry standards. If we face material delays in introducing new or enhanced platform features, products, and services or if our recently introduced offerings do not perform in accordance with our expectations, the customers and consumers that utilize our platform may forego the use of our services in favor of those of our competitors.
We depend on our senior management team and our other highly skilled employees to grow and operate our business, and if we are unable to hire, retain, manage, and motivate our employees, or if our new employees do not perform as we anticipate, we may not be able to grow effectively and our business, financial condition, and results of operations could be adversely affected.
Our future success will depend in part on the continued service of our founders, senior management team, key technical employees, and other highly skilled employees, including Nima Ghamsari, Head of Blend, Co-Founder, and Chair of our board of directors, and on our ability to continue to identify, hire, develop, motivate, and retain talented employees. We may not be able to retain the services of any of our employees or other members of senior management in the future. Also, all of our U.S.-based employees, including our senior management team and Mr. Ghamsari, work for us on an at-will basis, and there is no assurance that any such employee will remain with us. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. If we are unable to attract and retain the necessary employees, particularly in critical areas of our business, we may not achieve our strategic goals. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team fails to work together effectively and to execute its plans and strategies, our business, financial condition, and results of operations could be adversely affected.

We face intense competition for highly skilled employees, especially in the San Francisco Bay Area where we have a substantial presence and need for highly skilled employees. To attract and retain top talent, we have offered, and we believe we will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. The trading price of our Class A common stock is likely to be volatile and could be subject to fluctuations in response to various factors and may not appreciate. If the perceived value of our equity awards declines for this or other reasons, it may adversely affect our ability to attract and retain highly qualified employees. Certain of our employees have received significant proceeds from sales of our equity in private transactions and many of our employees may receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train, and integrate such employees, and we may never realize returns on these investments. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts, and employee morale, productivity, and engagement could suffer, which could adversely affect our business, financial condition, and results of operations.
Misconduct and errors by our employees, partners, vendors, and other service providers could adversely affect our business, financial condition, results of operations, and reputation.
We are exposed to many types of operational risk, including the risk of misconduct and errors by our employees, partners, vendors, and other service providers. Our business depends on our employees, partners, vendors, and other service providers to enable the processing of a large number of increasingly complex transactions, including transactions that involve significant dollar amounts and loan and financial transactions that involve the collection, use, and disclosure of sensitive information, including personal information and confidential business information. We could be adversely affected if transactions were redirected, misappropriated, or otherwise improperly executed, sensitive information, including personal information and confidential business information, was accessible by or disclosed to unintended persons, or an operational breakdown or failure in the processing of other transactions occurred, whether as a result of human error, a purposeful sabotage or a fraudulent manipulation of our operations or systems. In addition, the manner in which we store and use certain personal information and interact with consumers, and the manner in which our customers interact with their customers through our platform is governed by various federal and state laws. It is not always possible to identify and deter misconduct or errors by employees, partners, vendors, or other service providers, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses. Any of these occurrences could result in our diminished ability to operate our business, potential liability to customers and consumers, inability to attract future customers and consumers, reputational damage, regulatory intervention, and financial harm, which could adversely affect our business, financial condition, results of operations, and reputation.
We plan to continue to expand and diversify our operations through strategic acquisitions and partnerships. We face a number of risks related to these transactions.
We plan to continue to expand and diversify our operations with additional strategic acquisitions or partnerships, strategic collaborations, joint ventures, or licensing arrangements. As we continue to grow, these transactions may be larger and require significant investments, such as our acquisition of Title365. We may be unable to identify or complete prospective acquisitions or partnerships for many reasons, potential acquirers, the effects of consolidation in our industries, potentially high valuations of acquisition candidates, and the availability of financing to complete larger acquisitions. Even if we do complete any such transactions, we may incur significant costs, such as professional service fees. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets, particularly larger targets, or force us to divest an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects could be adversely affected, and we may not be able to realize sufficient scale and technological advantages to compete effectively in all markets.

Further, completing larger acquisitions or other strategic transactions is significantly riskier in that such transactions require additional consideration and management attention to complete, and could introduce additional exposure to regulatory and compliance risk. To complete these transactions, we may need to spend large amounts of cash, which may not be available to us on acceptable terms, if at all, or issue equity or equity-linked consideration, which may dilute our current stockholders. Further, we generally devote more time and resources towards performing diligence on larger transactions and may be required to devote more resources towards regulatory requirements in connection with such transactions. To the extent that we do not perform sufficient diligence on a larger acquisition or such a transaction does not generate the expected benefits, our business, financial condition, and results of operations would be adversely affected, and to a greater extent than would occur with a smaller transaction.
Additionally, we could face a variety of tax risks related to acquisitions or other strategic transactions, including that we may be required to make tax withholdings in various jurisdictions in connection with such transactions or as part of our continuing operations following a transaction, and that the companies or businesses we acquire may cause us to alter our international tax structure or otherwise create more complexity with respect to tax matters. Additionally, while we typically include indemnification provisions in our definitive agreements related to strategic acquisitions and partnerships, these indemnification provisions may be insufficient in the event that tax liabilities are greater than expected or are in areas that are not fully covered by indemnification. If we are unable to adequately predict and address such tax issues as they arise, our business, financial condition, and results of operations could be adversely affected.
Absent such strategic transactions, we would need to undertake additional development or commercialization activities at our own expense. If we elect to fund and undertake such additional efforts on our own, we may need to obtain additional expertise and additional capital, which may not be available to our company on acceptable terms, if at all. If we are unable to do any of the foregoing, we may not be able to further develop our platform effectively or achieve our expected product roadmap on a timely basis, which could adversely affect our business, financial condition, and results of operations.
The benefits of a strategic acquisition or partnership may also take considerable time to develop, and we cannot be certain that any particular strategic acquisition or partnership will produce the intended benefits. Further, acquisitions could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt (and increased interest expense), contingent liabilities. or amortization expenses related to intangible assets, or write-offs of goodwill and intangible assets. If we are unable to identify and complete strategic acquisitions or partnerships, our business, financial condition, and results of operations could be adversely affected.

We are committed to expanding our platform and enhancing the user experience, which may not maximize short-term financial results and may yield results that conflict with the market’s expectations, which could result in our stock price being adversely affected.
We are passionate about expanding our platform and continually enhancing the user experience, with a focus on driving long-term engagement through innovation, the expansion of our platform, products, and services, and providing high-quality support, which may not necessarily maximize short-term financial results. We frequently make business decisions that may reduce our short-term financial results if we believe that the decisions are consistent with our goals to improve the user experience, which we believe will improve our financial results over the long term. These decisions may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our growth, business, financial condition, and results of operations could be adversely affected.

We rely on assumptions, estimates, and unaudited financial information to calculate certain of our key metrics and other figures presented herein, and real or perceived inaccuracies in such metrics could adversely affect our reputation and our business.
Certain of the metrics presented herein are calculated using internal company data that has not been independently verified, data from third-party attribution partners, or unaudited financial information of companies that we have acquired or partnered with. While these metrics and figures are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring these metrics and figures across our worldwide client base and user base. Additionally, certain figures relating to our strategic acquisitions and partnerships are based on unaudited financial information that has been prepared by the management of such companies and has not been independently reviewed or audited. We cannot assure you that such financial information would not be materially different if such information was independently reviewed or audited. We regularly review and may adjust our processes for calculating our metrics and other figures to improve their accuracy, but these efforts may not prove successful and we may discover material inaccuracies. In addition, our methodology for calculating these metrics may differ from the methodology used by other companies to calculate similar metrics and figures. We may also discover unexpected errors in the data that we are using that resulted from technical or other errors. If we determine that any of our metrics or figures are not accurate, we may be required to revise or cease reporting such metrics or figures. Any real or perceived inaccuracies in our metrics and other figures could adversely affect our reputation and our business.
Our marketing efforts to help grow our business may not be effective.
Promoting awareness of our business is important to our ability to grow our business and to attract new customers and consumers and can be costly. We believe that the importance of brand recognition will increase as competition in the consumer lending industry expands. Successful promotion of our brand will depend largely on the effectiveness of marketing efforts and the overall user experience of our customers and consumers on our platform, which factors are outside our control. The marketing channels that we employ may also become more crowded and saturated by other cloud-based software platforms, which may decrease the effectiveness of our marketing campaigns. Our marketing initiatives may become increasingly expensive and generating a meaningful return on these initiatives may be difficult. Even if we successfully increase revenue as a result of our paid marketing efforts, it may not offset the additional marketing expenses we incur. If our marketing efforts to help grow our business are not effective, we expect that our business, financial condition, and results of operations could be adversely affected.

Negative publicity about us, our partners, vendors, and other service providers, or the financial services technology industry, could adversely affect our business, results of operations, financial condition, and future prospects.
Negative publicity about us, our partners or the financial services technology industry, including the transparency, fairness, user experience, quality, and reliability of our platform, our or our partners’ privacy, data and security practices, litigation, regulatory activity, misconduct by our employees, partners, vendors, or other service providers, or others in the financial services technology industry, the experience of consumers with our platform or services, or with our customers, even if inaccurate, could adversely affect our reputation and the confidence in, and the use of, our platform by customers and their consumers, which could harm our reputation and cause disruptions to our platform. Any such reputational harm could further affect the behavior of customers and their consumers, including their willingness to use our platform. As a result, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

Our company culture has contributed to our success and if we cannot maintain and evolve our culture as we grow, our business could be adversely affected.
We believe that our company culture has been critical to our success. We have invested substantial time and resources in building out our team with an emphasis on our shared beliefs and practices and a commitment to diversity and inclusion.
We face a number of challenges that may affect our ability to sustain our corporate culture, including:

•failure to identify, attract, reward, and retain people in leadership positions in our organization who share and further our culture, values, and mission;
•the increasing size and geographic diversity of our workforce;
•competitive pressures to move in directions that may divert us from our mission, vision, and values;
•the continued challenges of a rapidly evolving industry;
•the increasing need to develop expertise in new areas of business that affect us;
•any negative perception of our response to employee sentiment related to political or social causes or actions of management; and
•the integration of new personnel and businesses from acquisitions.

If we are not able to maintain and evolve our culture, our business, financial condition, and results of operations could be adversely affected.
The COVID-19 pandemic, or a similar public health threat, could adversely affect our business, financial condition, and results of operations.
The ongoing COVID-19 pandemic and resulting social distancing and shelter-in-place orders put in place around the world have caused widespread disruption in global economies, productivity, and financial markets and have altered the way in which we conduct our day-to-day business.
The full extent to which the COVID-19 pandemic and the various responses thereto impact our business, financial condition, and results of operations and impact our customers and partners, vendors, and other third parties will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic, including any potential future waves of the pandemic, governmental, business, and individual actions that have been and continue to be taken in response to the pandemic, the effect on our customers and on global IT spending disruptions, restrictions on our employees’ ability to work and travel, and the availability and cost to access the capital markets. As a result of the COVID-19 pandemic, in March 2020, we temporarily closed our offices, required our employees and contractors to work remotely, and implemented travel restrictions, all of which represent a significant disruption in how we operate our business. The operations of our customers and partners have likewise been disrupted. While substantially all of our business operations can be performed remotely, many of our employees are juggling additional work-related and personal challenges. In addition, such remote operations could decrease the cohesiveness of our teams and our ability to maintain our culture, both of which are critical to our success. A remote working environment could impede our ability to undertake new business projects, to foster a creative environment, to hire new team members, and to retain existing team members. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations, including as may be required by federal, state, local, or foreign authorities or that we determine are in the best interests of our employees, customers, and stockholders.

The COVID-19 pandemic may also affect the volume and severity of our title insurance claims. As part of the federal response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted in March 2020. The CARES Act allows borrowers to request a mortgage forbearance and prevents lenders and loan service providers from foreclosing on mortgages backed by the government-sponsored enterprises, or GSEs, such as Fannie Mae or Freddie Mac, or federal mortgages. The federal moratorium on foreclosures of GSE-backed mortgages expired on July 31, 2021, however, there has been an extension of the moratorium on evictions for foreclosed borrowers and their occupants through September 30, 2021. In addition, the Consumer Financial Protection Bureau, or the CFPB, has also issued rules that establish temporary special safeguards for homeowners to help ensure that borrowers have time before foreclosure to explore options. The CFPB’s additional guidance and the continuance of eviction moratoriums could have an adverse effect on our financial condition and results of operations. Any of these uncertainties and actions we take to mitigate the effects of the COVID-19 pandemic could adversely affect our business, financial conditions, and results of operations. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—COVID-19” for additional information about the impact of the COVID-19 pandemic on our business.
If we are unable to effectively combat the increasing number and sophistication of fraudulent activities by third parties using our platform, we may suffer losses, which may be substantial, and lose the confidence of our customers, and government agencies and our business, financial condition, and results of operations may be adversely affected.
The title industry has been experiencing an increasing number of fraudulent activities by third parties, and those fraudulent activities are becoming increasingly sophisticated. Although we do not believe that any of this activity is uniquely targeted at our platform or business, this type of fraudulent activity may adversely affect our title business. In addition to any losses that may result from such fraud, which may be substantial, a loss of confidence by our customers, or governmental agencies in our ability to prevent fraudulent activity that is perpetrated through our software platform or business may seriously harm our business and damage its brand. As fraudulent activities become more pervasive and increasingly sophisticated, and fraud detection and prevention measures must become correspondingly more complex to combat them across the various industries in which we operate, we may implement risk control mechanisms that could make it more difficult for legitimate users to obtain access to and use our platform, which could result in lost revenue and adversely affect our business, financial condition, and results of operations. High profile fraudulent activity or significant increases in fraudulent activity could also lead to regulatory intervention, negative publicity, and the erosion of trust from our customers and consumers, and our business, financial condition, and results of operations could be adversely affected.

Our presence outside the United States and any future international expansion strategy will subject us to additional costs and risks and our plans may not be successful.
We are considering expanding our presence internationally. We expect to eventually launch our platform internationally and, in connection with our acquisition of Title365, which currently operates in India, we expect to expand our operations internationally in India in the second half of 2021. Operating outside of the United States may require significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering, and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:

•recruiting and retaining talented and capable employees in foreign countries and maintaining our company culture across all of our offices;
•an inability to attract and retain customers;
•complying with varying laws and regulatory standards, including with respect to financial services, labor and employment, data privacy, data protection, information security, tax, and local regulatory restrictions;

•obtaining any required government approvals, licenses, or other authorizations;
•varying levels of Internet and mobile technology adoption and infrastructure;
•currency exchange restrictions or costs and exchange rate fluctuations;
•operating in jurisdictions that do not protect intellectual property rights in the same manner or to the same extent as the United States;
•public health concerns or emergencies, such as the COVID-19 pandemic and other highly communicable diseases or viruses (which COVID-19 pandemic has had a disproportionate impact on India), outbreaks of which have from time to time occurred, and which may occur, in various parts of the world in which we operate or may operate in the future; and
•limitations on the repatriation and investment of funds as well as foreign currency exchange restrictions.
Our lack of experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake may not be successful. If we invest substantial time and resources to expand our operations internationally and are unable to manage these risks effectively, our business, financial condition, and results of operations could be adversely affected.
In addition, international expansion may increase our risks in complying with various laws and standards, including with respect to anti-corruption, anti-bribery, export controls, and trade and economic sanctions.
We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.
Historically, we have financed our operations primarily through equity issuances and cash collections from our customers. To support our growing business and to effectively compete, we must have sufficient capital to continue to make significant investments in our platform. We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new platform features and services or enhance our existing platform, improve our operating infrastructure, or acquire complementary businesses and technologies. Additionally, we are considering adopting various employee compensation programs, including one possible program that would allow employees the opportunity to annually elect the proportion of their compensation that would be provided in the form of cash or equity. The details of any such program, and whether we would even implement any such program, have not been determined at this time. If we do decide to adopt a program like this in the future, it could result in us paying a greater percentage of our employees’ compensation in the form of cash or equity, depending on how our employees elect to receive their compensation. This could result in us using a larger amount of our cash reserves for the payment of compensation in future periods or could result in us granting a greater number of our shares subject to equity awards, which could increase our overall dilution, increase our stock-based compensation expense for financial accounting purposes, and increase our tax withholding and remittance obligations. How we determine any such tax withholding obligations would be satisfied could further impact our cash position or increase dilution.
Although we currently anticipate that our existing cash, cash equivalents, and marketable securities and cash collections from our customers will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, we may require additional financing. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity, equity-linked securities, or convertible debt securities, our existing stockholders could suffer significant dilution, and any new securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock.

We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, and operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business, financial condition, and results of operations could be adversely affected.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the New York Stock Exchange. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems does not perform as expected, we may experience material weaknesses in our controls.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an emerging growth company as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our Class A common stock.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation and common stock valuations. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our Class A common stock.
Additionally, GAAP is subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions completed before the announcement of a change. It is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could adversely affect our reported results of operations.
Operating as a public company requires us to incur substantial costs and requires substantial management attention. In addition, key members of our management team have limited experience managing a public company.
As a public company, we will incur substantial legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd–Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the rules and regulations of the SEC, and the listing standards of the New York Stock Exchange. For example, the Exchange Act requires, among other things, we file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, and increase demand on our systems, particularly after we are no longer an emerging growth company. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in this Quarterly Report on Form 10-Q and in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors.

Many members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our ongoing transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, and our business, financial condition, and results of operations could be adversely affected.
Risks Related to Our Legal and Regulatory Environment
We may be subject to claims, lawsuits, government investigations, and other proceedings that may adversely affect our business, financial condition, and results of operations.
We face potential liability, expenses for legal claims, and harm to our business relating to the nature of our business generally, and with the lending and financial services we enable. We, or our partners, vendors, or other service providers, may be subject to claims, lawsuits, arbitration proceedings, government investigations and other legal, regulatory and other administrative proceedings in the ordinary course of business, including those involving compliance with regulatory requirements, personal injury, property damage, worker classification, labor and employment, anti-discrimination, commercial disputes, competition, consumer complaints, intellectual property disputes, and other matters, and we may become subject to additional types of claims, lawsuits, government investigations and legal or regulatory proceedings as our business grows and as we deploy new services.
In addition, a number of participants in the consumer financial and real estate settlement services industries have been the subject of putative class action lawsuits, state attorney general actions, other state regulatory actions, and federal regulatory enforcement actions, including actions relating to alleged unfair, deceptive, or abusive acts or practices, violations of state licensing and disclosure laws and actions alleging discrimination on the basis of race, ethnicity, gender, or other prohibited bases. The current regulatory environment, increased regulatory compliance efforts, and enhanced regulatory enforcement have resulted in us undertaking significant time-consuming and expensive operational and compliance efforts, which may delay or preclude our ability to provide certain new products and services to our customers and/or delay adoption of new products and services by our customers. There is no assurance that these regulatory matters or other factors will not, in the future, affect how we conduct our business and, in turn, have an adverse effect on our business, financial condition, and results of operations. In particular, legal proceedings brought under state consumer protection statutes or under several of the various federal consumer financial services statutes may result in a separate fine assessed for each statutory and regulatory violation or substantial damages from class action lawsuits, potentially in excess of the amounts we earned from the underlying activities.
The results of any such claims, lawsuits, arbitration proceedings, government investigations, or other legal or regulatory proceedings cannot be predicted with any degree of certainty. Any claims against us, or our partners, vendors, or other service providers, whether meritorious or not, could be time-consuming, result in costly litigation, be harmful to our reputation, subject us to adverse media coverage, require significant management attention and divert significant resources. Determining reserves for pending litigation is a complex and fact-intensive process that requires significant subjective judgment and speculation. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines and penalties that could adversely affect our business, financial condition, and results of operations. These proceedings, including those involving our partners, vendors, and other third parties, could also result in harm to our reputation and brand, sanctions, consent decrees, injunctions or other orders requiring a change in our business practices. Any of these consequences could adversely affect our business, financial condition, and results of operations. Furthermore, under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business and partners and current and former directors and officers.

We also include arbitration and class action waiver provisions in our terms of service with many of our consumers. These provisions are intended to streamline the litigation process for all parties involved, as they can in some cases be faster and less costly than litigating disputes in state or federal court. However, arbitration can be costly and burdensome, and the use of arbitration and class action waiver provisions subjects us to certain risks to our reputation and brand, as these provisions have been the subject of increasing public scrutiny. In order to minimize these risks to our reputation and brand, we may limit our use of arbitration and class action waiver provisions or be required to do so in a legal or regulatory proceeding, either of which could cause an increase in our litigation costs and exposure.
Further, with the potential for conflicting rules regarding the scope and enforceability of arbitration and class action waivers on a state-by-state basis, as well as between state and federal law, there is a risk that some or all of our arbitration and class action waiver provisions could be subject to challenge or may need to be revised to exempt certain categories of protection. The enforceability of arbitration and class action waiver provisions has often been challenged, particularly recently, and if those challenges are successful, these provisions could be found to be unenforceable, in whole or in part, or specific claims could be required to be exempted. Any judicial decisions, legislation, or other rules or regulations that impair our ability to enter into and enforce our arbitration agreements and class action waivers could significantly increase our exposure to potentially costly lawsuits, our costs to litigate disputes, and the time involved in resolving such disputes, each of which could adversely affect our business, financial condition, and results of operations.
Our customers are, and in some cases we are or may be, subject to, and we facilitate compliance with, a variety of federal, state, and local laws, including those related to consumer protection and financial services.
Our customers and prospective customers are highly regulated and are generally required to comply with stringent regulations in connection with performing business functions that our products and services address; we facilitate compliance with these regulatory requirements. While we currently operate our business in an effort to ensure our business itself is not subject to extensive regulation, there is a risk that certain regulations could become applicable to us, including as we expand the functionality of and services offered through the platform. In addition, we and our partners, vendors, and other service providers must comply with laws and regulatory regimes that apply to us directly and our partners, vendors, and other service providers indirectly, including through certain of our products, as a technology provider to financial services firms, and in areas such as privacy, data security and data protection, and our contractual relationships with our customers.
In particular, certain laws, regulations, and rules our customers are subject to, and we facilitate compliance with, include:

•the Truth in Lending Act, or TILA, and Regulation Z promulgated thereunder, and similar state laws, which require certain disclosures to borrowers regarding the terms and conditions of their loans and credit transactions, and require creditors to comply with certain lending practice restrictions as well as the TILA-RESPA Integrated Disclosure rule, or TRID, which imposes specific requirements around the collection of information, charging of fees, and disclosure of specific loan terms and costs upon receipt of an application for credit;
•the Real Estate Settlement Procedures Act, or RESPA, and Regulation X, which require certain disclosures to be made to the borrower at application, as to the financial services firm’s good faith estimate of loan origination costs, and at closing with respect to the real estate settlement statement; prohibits giving or accepting any fee, kickback or a thing of value for the referral of real estate settlement services or accepting a portion or split of a settlement fee other than for services actually provided; for affiliated business relationships, prohibits receiving anything other than a legitimate return on ownership, requiring use of an affiliate, and failing to provide a disclosure of the affiliate relationship;

•the Equal Credit Opportunity Act, or ECOA, and Regulation B promulgated thereunder, and similar state fair lending laws, which prohibit creditors from discouraging or discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act;
•the Fair Credit Reporting Act, or FCRA, and Regulation V promulgated thereunder, impose certain obligations on consumer reporting agencies, users of consumer reports and those that furnish information to consumer reporting agencies, including obligations relating to obtaining consumer reports, marketing using consumer reports, taking adverse action on the basis of information from consumer reports and protecting the privacy and security of consumer reports and consumer report information;
•Section 5 of the Federal Trade Commission Act, or the FTC Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, and Section 1031 of the Dodd-Frank Act, which prohibits unfair, deceptive or abusive acts or practices in connection with any consumer financial product or service, and analogous state laws prohibiting unfair, deceptive or abusive acts or practices;
•the Gramm-Leach-Bliley Act, or GLBA, and Regulation P promulgated thereunder, which include limitations on financial services firms’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requires financial services firms to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information, and requires financial services firms to disclose certain privacy notices and practices with respect to information sharing with affiliated and unaffiliated entities as well as to safeguard personal borrower information, and other privacy laws and regulations;
•the Electronic Fund Transfer Act, or EFTA, and Regulation E promulgated thereunder, which provide guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts, including requirements for overdraft services and a prohibition on a creditor requiring a consumer to repay a credit agreement in preauthorized (recurring) electronic fund transfers and disclosure and authorization requirements in connection with such transfers;
•the Homeowners Protection Act, or HPA, which requires certain disclosures and the cancellation or termination of mortgage insurance once certain equity levels are reached;
•the Home Mortgage Disclosure Act, or HMDA, and Regulation C, which require reporting of loan origination data, including the number of loan applications taken, approved, denied and withdrawn;
•the Fair Housing Act, or FHA, which prohibits discrimination in housing on the basis of race, sex, national origin, and certain other characteristics;
•the Secure and Fair Enforcement for Mortgage Licensing, or the SAFE Act, which imposes state licensing requirements on mortgage loan originators;
•state laws and regulations impose requirements related to unfair or deceptive business practices and consumer protection, as well as other state laws relating to privacy, information security, conduct in connection with data breaches;
•the Telephone Consumer Protection Act, or TCPA, and the regulations promulgated thereunder, which impose various consumer consent requirements and other restrictions in connection with telemarketing activity and other communication with consumers by phone, fax or text message, and which provide guidelines designed to safeguard consumer privacy in connection with such communications;

•the Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM, and the Telemarketing Sales Rule, or TSR, and analogous state laws, which impose various restrictions on marketing conducted use of email, telephone, fax or text message;
•the Electronic Signatures in Global and National Commerce Act, or ESIGN Act, and similar state laws, particularly the Uniform Electronic Transactions Act, or UETA, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures and which require financial services firms to obtain a consumer’s consent to electronically receive disclosures required under federal and state laws and regulations;
•the Americans with Disabilities Act, or ADA, which has been interpreted to include websites as “places of public accommodations” that must meet certain federal requirements related to access and use;
•the Right to Financial Privacy Act, or RFPA, and similar state laws enacted to provide the financial records of financial services firms’ customers a reasonable amount of privacy from government scrutiny;
•the Bank Secrecy Act, or BSA, and the USA PATRIOT Act, which relate to compliance with anti-money laundering, borrower due diligence and record-keeping policies and procedures;
•the regulations promulgated by the Office of Foreign Assets Control, or OFAC, under the U.S. Treasury Department related to the administration and enforcement of sanctions against foreign jurisdictions and persons that threaten U.S. foreign policy and national security goals, primarily to prevent targeted jurisdictions and persons from accessing the U.S. financial system; and
•other state-specific and local laws and regulations.

In addition to the laws, regulations, and rules that apply to our customers, and that we facilitate compliance with, we, in our capacity as a service provider to financial services firms and as a provider of marketplace services directly to consumers, and our partners, vendors, and other service providers, may be deemed to be subject to certain laws, regulations, and rules through our relationships with our customers including RESPA, FCRA, FTC Act, GLBA, FHA, TCPA, CAN-SPAM, TSR, ESIGN Act, ADA, OFAC, and state-specific laws and regulations, including those that impose requirements related to unfair or deceptive business practices and consumer protection, as well as other state laws relating to privacy, information security, and conduct in connection with data breaches. We may also be examined on a periodic basis by various regulatory agencies and may be required to review certain of our partners, vendors, or other service providers. These potential examinations may lead to increased regulatory compliance efforts that are time-consuming and expensive operationally. Matters subject to review and examination by federal and state regulatory agencies and external auditors include our internal information technology controls in connection with our performance of services, the agreements giving rise to these activities, and the design of our platform. Any inability to satisfy these examinations and maintain compliance with applicable regulations could adversely affect our ability to conduct our business, including attracting and maintaining customers.
In addition, we are currently subject to a variety of, and may in the future become subject to, additional, federal, state, and local laws that are continuously changing, including laws related to: the real estate brokerage, title and settlement services, consumer reporting agency services, and property and casualty insurance industries; mobile- and internet-based businesses; and data security, advertising, privacy, and consumer protection. These laws can be costly to comply with, require significant management attention, and could subject us to claims, government enforcement actions, civil and criminal liability, or other remedies, including revocation of licenses and suspension of business operations.

Furthermore, federal and state officials are discussing various potential changes to laws and regulations that could impact us, including the reform of government-sponsored enterprises such as the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac, and additional data privacy regulations, among others. Changes in these areas, generally in the regulatory environment in which we operate and our customers operate, could adversely impact the volume of mortgage originations in the United States and our competitive position and results of operations. In addition, in connection with the COVID-19 pandemic, certain parts of our title business have been deemed in most areas an essential business and have been permitted to operate. A change in this determination, particularly in jurisdictions where we generate a large portion of our revenues, could adversely impact us.
While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that our compliance policies and procedures will be effective. Compliance with these requirements is also costly, time-consuming and limits our operational flexibility. Additionally, Congress, the states and regulatory agencies, as well as local municipalities, could further regulate the consumer financial services and adjacent industries in ways that make it more difficult or costly for us to offer our platform and related services. These laws also are often subject to changes that could severely limit the operations of our business model. Further, changes in the regulatory application or judicial interpretation of the laws and regulations applicable to financial services firms also could impact the manner in which we conduct our business. The regulatory environment in which financial services firms operate has become increasingly complex, and following the financial crisis that began in 2008, supervisory efforts to apply relevant laws, regulations and policies have become more intense. For example, California has enacted legislation to create a “mini-CFPB,” which could strengthen state consumer protection authority of state regulators over unfair, deceptive, or abusive acts and practices. Nevertheless, if we or our partners, vendors or other service providers are found to not comply with applicable laws, we could become subject to greater scrutiny by federal and state regulatory agencies, or face other sanctions, which may have an adverse effect on our ability to continue to provide our services or make our platform available in particular states, or utilize the services of third-party providers, which may harm our business. In addition, non-compliance could subject us to damages, class action lawsuits, administrative enforcement actions, rescission rights held by investors in securities offerings and civil and criminal liability, all of which would adversely affect our business, financial condition, and results of operations.
Changes in laws or regulations relating to privacy, data protection, or the protection or transfer of personal information, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations relating to privacy, data protection, or the protection or transfer of personal information, could adversely affect our business.
We, and our partners, vendors, and other service providers, receive, collect, use, disclose, transmit, and store a large volume of personally identifiable information and other sensitive data relating to individuals, such as consumers and our employees. Our collection, use, receipt, and other processing of data in our business subjects us to numerous state and federal laws and regulations, addressing privacy, data protection, and the collection, storing, sharing, use, transfer, disclosure, protection, and processing of certain types of data. Such regulations include, for example, the GLBA, Children’s Online Privacy Protection Act, Personal Information Protection and Electronic Documents Act, CAN-SPAM, Canada’s Anti-Spam Law, TCPA, FCRA, FTC Act, and California Consumer Privacy Act, or CCPA. These laws, rules, and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation, and changes in interpretation or enforcement, and may be inconsistent from one jurisdiction to another.

For example, the Federal Trade Commission, or the FTC, has announced a Notice of Proposed Rulemaking relating to proposed amendments to the GLBA’s Safeguards Rule, which requires financial services firms, like our customers, to develop, implement, and maintain a comprehensive information security program. The proposed amendments provide more prescriptive security controls that financial services firms would be required to implement, such as specific access and authentication controls, risk assessment requirements, and oversight by appointment of a Chief Information Security Officer who would be required to provide annual written reports to the board of directors. In addition, the FTC has brought enforcement actions against service providers of financial services firms directly and against financial services firms for failures by service providers to implement appropriate controls to safeguard consumers’ personal information.
As another example, the CCPA went into effect on January 1, 2020, and, among other things, requires new disclosures to California consumers and affords such consumers new data privacy rights, including, among other things, the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to opt out of certain sales of personal information. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties of up to $7,500 per violation. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election, and significantly modifies the CCPA, including expanding California consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Some observers have noted the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could also increase our potential liability and adversely affect our business. For example, the CCPA has encouraged “copycat” or other similar laws to be considered and proposed in other states across the country, such as in Virginia, New Hampshire, Illinois and Nebraska. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, a comprehensive privacy statute that becomes effective on January 1, 2023 and shares similarities with the CCPA, CPRA, and legislation proposed in other states.

The CCPA, CPRA, CDPA, and other changes in laws or regulations relating to privacy, data protection, and information security, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of laws or regulations like the GLBA, that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer, or disclosure, could greatly increase the cost of providing our platform, require significant changes to our operations, or even prevent us from providing our platform in jurisdictions in which we currently operate and in which we may operate in the future. Certain other state laws impose similar privacy obligations and we also expect that more states may enact legislation similar to the CCPA, CPRA, and CDPA, which provide consumers with new privacy rights and increase the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies. In addition, some jurisdictions, such as New York, Massachusetts, and Nevada have enacted more generalized data security laws that apply to certain data that we process. We cannot yet fully determine the impact these or future laws, rules, regulations, and industry standards may have on our business or operations. Any such laws, rules, regulations, and industry standards may be inconsistent among different jurisdictions, subject to differing interpretations, or may conflict with our current or future practices. Additionally, our customers may be subject to differing privacy laws, rules, and legislation, which may mean that they require us to be bound by varying contractual requirements applicable to certain other jurisdictions. Adherence to such contractual requirements may impact our collection, use, processing, storage, sharing, and disclosure of various types of information including financial information and other personal information, and may mean we become bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters that may further change as laws, rules, and regulations evolve. Complying with these requirements and changing our policies and practices may be onerous and costly, and we may not be able to respond quickly or effectively to regulatory, legislative and other developments. These changes may in turn impair our ability to offer our existing or planned products and services and/or increase our cost of doing business.
Additionally, we have incurred, and may continue to incur, significant expenses in an effort to comply with privacy, data protection, and information security standards and protocols imposed by law, regulation, industry standards, or contractual obligations. In particular, with laws and regulations such as the GLBA, CCPA, CPRA, CDPA, and potentially other laws and regulations that may be proposed or amended, imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so.

As our business grows, we may become subject to privacy and data security laws from other jurisdictions outside of the United States, potentially including the General Data Protection Regulation, or the GDPR. The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of European persons. Among other things, the GDPR imposes requirements regarding the security of personal data and notification of data processing obligations to competent national data processing authorities, provides for lawful bases on which personal data can be processed, provides for an expansive definition of personal data and requires changes to informed consent practices. In addition, the GDPR provides for heightened scrutiny of transfers of personal data from the European Economic Area, or EEA, to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, and imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of an enterprise’s consolidated annual worldwide gross revenue). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations. If we expand our business into Europe and/or the United Kingdom, which has enacted data protection laws substantially implementing the GDPR, we will need to comply with the GDPR and data protection laws of the United Kingdom. This will involve significant resources and expense and may also impair our ability to offer our existing or planned features, products and services and/or increase our cost of doing business.
Despite our efforts to comply with applicable laws, regulations, and other obligations relating to privacy, data protection, and information security, it is possible that our interpretations of the law, practices, or platform could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations, or obligations. Our failure, or the failure by our partners, vendors, service providers, or customers, to comply with applicable laws or regulations or any other obligations relating to privacy, data protection, or information security, or any compromise of security that results in unauthorized access to, or use or release of personal information or other data relating to consumers or other individuals, or the perception that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing customers and consumers from using our platform, or result in fines, investigations, or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, financial condition, and results of operations. Even if not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition, and results of operations.
A heightened regulatory environment in the financial services industry may have an adverse impact on our customers and our business.
Since the enactment of the Dodd-Frank Act, a number of substantial regulations affecting the supervision and operation of the financial services industry within the United States have been adopted, including those that establish the CFPB. The CFPB has issued guidance that applies to, and conducts direct examinations of, “supervised banks and nonbanks” as well as “supervised service providers” like us. In addition, the CFPB regulates consumer financial products and services. Certain of our partners are also subject to regulation by federal and state authorities and, as a result, could pass through some of those compliance obligations to us.
To the extent this oversight or regulation negatively impacts our customers, our business, financial condition, and results of operations could be adversely affected because, among other matters, our customers could have less capacity to purchase products and services from us, could decide to avoid or abandon certain lines of business, or could seek to pass on increased costs to us by re-negotiating their agreements with us. Additional regulation, examination, and oversight of us could require us to modify the manner in which we contract with or provide products and services to our customers, directly or indirectly limit how much we can charge for our products and services, require us to invest additional time and resources to comply with such oversight and regulations, or limit our ability to update our existing products and services, or require us to develop new ones. Any of these events, if realized, could adversely affect our business, financial condition, and results of operations.

Failure to obtain or maintain state licenses or other regulatory infractions resulting in license revocation could impact our ability to offer products and services.
Our ability to obtain or maintain state licenses for the services offered through our platform, including for our property and casualty insurance agency, title insurance agency, and real estate brokerage business, depends on our ability to meet licensing requirements established by the applicable regulatory agency and adopted by each state, subject to variations across states. In addition, as we expand the functionality of and services offered through the platform, or if a regulator determines that the services offered through the platform require licensing, we may be required to obtain additional licensing and incur additional costs. If we are unable to satisfy the applicable licensing requirements of any particular state, we could lose our license to do business in such state, which would result in the temporary or permanent cessation of our operations in that state. Alternatively, if we are unable to satisfy, or if a regulator determines that we have not satisfied, applicable state licensing requirements, we may be subject to additional regulatory oversight, have our license suspended or may incur additional costs or regulatory infractions. Any such events could adversely affect our business, financial condition, and results of operations.
Regulation of title insurance rates and relationships with insurance underwriters could adversely affect our title insurance business.
We are subject to extensive rate regulation by the applicable state agencies in the jurisdictions in which our title insurance agency operates. Title insurance rates are regulated differently in various states, with some states requiring us to file and receive approval of rates before such rates become effective and some states promulgating the rates that can be charged. These regulations could hinder our ability to promptly adapt to changing market dynamics through price adjustments, which could adversely affect our business, financial condition, and results of operations, particularly in a rapidly declining market.
Further, we derive a significant portion of our commission revenue from a limited number of insurance underwriters, the loss of which would result in additional expense and loss of market share. If we lose our relationships with insurance underwriters, fail to maintain good relationships with insurance underwriters, become dependent upon a limited number of insurance underwriters, or fail to develop new insurance underwriter relationships, our business, financial condition, and results of operations could be adversely affected.
Our position as an agent utilizing partners, vendors, and other service providers for issuing a significant amount of title and property and casualty insurance policies could adversely affect the frequency and severity of claims.
In our position as a licensed insurance agent, we may perform the search and examination function for policies we issue on behalf of underwriters or we may purchase a search product from another partner, vendor, or service provider. In either case, we are responsible for ensuring that the search and examination is completed. Our relationship with each title and property and casualty insurance underwriter is governed by an agency agreement defining how an insurance policy is issued on their behalf. The agency agreement also sets forth our liability to the underwriter for policy losses attributable to our errors. Periodic audits by our underwriters are also conducted. Despite our efforts to monitor partners, vendors, and other service providers with whom we transact business, there is no guarantee that they will comply with their contractual obligations. Furthermore, we cannot be certain that, due to changes in the regulatory environment and litigation trends, we will not be held liable for errors and omissions by these vendors. Accordingly, our use of partners, vendors, and other service providers could adversely impact the frequency and severity of claims, and any such impact could adversely affect our business, financial condition, and results of operations.

We and our insurance carriers and underwriters are subject to extensive insurance industry regulations.
In the United States, each state regulator retains the authority to license insurance agencies in their states, and an insurance agency generally may not operate in a state in which it is not licensed. Accordingly, we are not permitted to sell insurance to residents of states and territories of the United States in which we are not licensed.
Employees who engage in the solicitation, negotiation, or sale of insurance, or provide certain other insurance services, generally are required to be licensed individually. Insurance, including related laws and regulations, govern whether licensees may share commissions with unlicensed entities and individuals and, in the context of real estate settlement transactions, such payments are also subject to RESPA restrictions as it relates to splitting or sharing settlement service fees. We believe that any payments we make to third parties are in compliance with applicable laws. However, should any regulatory agency take a contrary position and prevail, we will be required to change the manner in which we pay fees to such employees or principals or require entities receiving such payments to become registered or licensed.
Our insurance products are subject to extensive regulation and supervision in the states in which we transact business by the individual state insurance departments. This regulation is generally designed to protect the interests of consumers, and not necessarily the interests of insurers or agents, their shareholders or other investors. For example, state insurance laws are generally prescriptive with respect to the content and timeliness of notices we must provide policyholders. States have also adopted legislation defining and prohibiting unfair methods of competition and unfair or deceptive acts and practices in the business of insurance that may apply to insurance agencies. Noncompliance with any of such state statutes may subject us to regulatory action by the relevant state insurance regulator, and, in certain states, private litigation. In addition, we cannot predict the impact that any new laws, rules or regulations may have on our business and financial results. States also regulate various aspects of the contractual relationships between insurers and independent agents. The California Department of Insurance, the insurance regulatory authority in the State of California, as well as the insurance regulators of other states in which we are licensed to sell insurance may also conduct periodic examinations. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive, or other corrective action.
Although state insurance regulators have primary responsibility for administering and enforcing insurance regulations in the United States, such laws and regulations are further administered and enforced by a number of additional governmental authorities, each of which exercises a degree of interpretive latitude, including state securities administrators, state attorneys general as well as federal agencies including the Federal Reserve Board, the Federal Insurance Office and the U.S. Department of Justice. Consequently, compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight.
We may be subject to restrictions, actions and claims relating to the advertising, marketing and sale of insurance, including the suitability of such products and services. Actions and claims may result in the rescission of such sales; consequently, insurance carriers may seek to recoup commissions paid to us, which may lead to legal action against us. The outcome of such restrictions or actions cannot be predicted and such restrictions, claims or actions could have a material adverse effect on our business, financial condition and results of operations.

Additionally, regulations affecting insurance carriers and underwriters with which we place business may affect how we conduct our operations. Insurers are also regulated by state insurance departments for solvency issues and are subject to reserve requirements. We cannot guarantee that all insurance carriers and underwriters with whom we do business comply with regulations instituted by state insurance departments. We may need to expend resources to address questions or concerns regarding our relationships with these insurers and underwriters, diverting management resources away from operating our business, which could adversely affect our business, financial condition, and results of operations.
The CFPB is a relatively new agency that has sometimes taken expansive views of its authority to regulate consumer financial services, creating uncertainty as to how the agency’s actions or the actions of any other new agency could adversely affect our business, financial condition, and results of operations.
The CFPB, which commenced operations in July 2011, has broad authority to create and modify regulations under federal consumer financial protection laws and regulations, such as TILA and Regulation Z, ECOA and Regulation B, FCRA and Regulation V, the EFTA and Regulation E, among other regulations, and to enforce compliance with those laws. The CFPB supervises banks, thrifts, and credit unions with assets over $10 billion and examines certain of our customers. Further, the CFPB is charged with the examination and supervision of certain participants in the consumer financial services market, including larger participants in other areas of financial services. The CFPB is also authorized to prevent “unfair, deceptive or abusive acts or practices” through its rulemaking, supervisory, and enforcement authority. To assist in its enforcement, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus. The CFPB may also request reports concerning our organization, business conduct, markets and activities and conduct on-site examinations of our business on a periodic basis if the CFPB were to determine, through its complaint system, that we were engaging in activities that pose risks to consumers.
Although we have committed resources to enhancing our compliance programs, actions by the CFPB (or other regulators) against us, our customers or our competitors could discourage the use of our services or those of our customers, which could result in reputational harm, a loss of customers, or discourage the use of our or their services and adversely affect our business. If the CFPB changes regulations that were adopted in the past by other regulators and transferred to the CFPB by the Dodd-Frank Act, or modifies through supervision or enforcement, past regulatory guidance or interprets existing regulations in a different or stricter manner than they have been interpreted in the past by us, the industry or other regulators, our compliance costs and litigation exposure could increase materially. If the CFPB, or another regulator, were to issue a consent decree or other similar order against us, this could also directly or indirectly adversely affect our business, financial condition, and results of operations.
Our compliance and operational costs and litigation exposure could increase if and when the CFPB amends or finalizes any proposed regulations, including the regulations discussed above or if the CFPB or other regulators enact new regulations, change regulations that were previously adopted, modify, through supervision or enforcement, past regulatory guidance, or interpret existing regulations in a manner different or stricter than have been previously interpreted.

Our business could be adversely impacted by changes in the Internet and mobile device accessibility of consumers, and our software platform’s failure to comply with existing or future laws governing the Internet and mobile devices.
Our business depends on consumers’ access to our platform via the Internet and/or a mobile device. We may operate in jurisdictions that provide limited Internet connectivity, particularly if we expand internationally. Internet access and access to a mobile device are frequently provided by companies with significant market power that could take actions that degrade, disrupt, or increase the cost of consumers’ ability to access our platform. In addition, the Internet infrastructure that we and users of our platform rely on in any particular geographic area may be unable to support the demands placed upon it. Any such failure in Internet or mobile device accessibility, even for a short period of time, could adversely affect our business, financial condition, and results of operations.

Moreover, the application of laws and regulations to online platforms is constantly evolving. Existing and future laws and regulations, or changes thereto, may impede the growth and availability of the Internet and online offerings, require us to change our business practices, or raise compliance costs or other costs of doing business. These laws and regulations, which continue to evolve, cover consumer protection, advertising practices and provision of disclosures, among other things. Any failure, or perceived failure, by us, or our software platform, as applicable, to comply with any of these laws or regulations could result in damage to our reputation and brand a loss in business and proceedings or actions against us by governmental entities or others, which could adversely affect our business, financial condition, and results of operations.
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, data protection and other losses.
Our agreements with customers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, data protection, damages caused by us to property or persons, or other liabilities relating to or arising from our platform, services, or other contractual obligations. Some of these indemnity agreements provide for uncapped liability for which we would be responsible, and some indemnity provisions survive termination or expiration of the applicable agreement. We also cannot be certain that any provisions in these agreements relating to limitations of liability would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim. Large indemnity payments could adversely affect our business, financial condition, and results of operations. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We generally contractually limit our liability with respect to such obligations, but we may still incur substantial liability related to such obligations and we may be required to cease use of certain functions of our platform or services as a result of any such claims. Any dispute with a customer or third party with respect to such obligations could harm our relationship with that customer or third party, as well as other existing customers and new customers, and adversely affect our business, financial condition and results of operations.

We are subject to various U.S. and international anti-corruption laws and other anti-bribery and anti-kickback laws and regulations.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, and other anti-corruption, and anti-bribery laws in the jurisdictions in which we do business, both domestic and abroad. These laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person, or gain any improper advantage. The FCPA and other applicable anti-bribery and anti-corruption laws also may hold us liable for acts of corruption and bribery committed by our partners, representatives, and agents who are acting on our behalf. We and our partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these partners and intermediaries and our employees, representatives, contractors, and agents, even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible, and our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.
Any violation of the FCPA or other applicable anti-bribery, and anti-corruption laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, a drop in our stock price, or overall adverse consequences to our business, all of which may have an adverse effect on our reputation, business, financial condition, and results of operations.
Taxing authorities may successfully assert that we have not properly collected or remitted, or in the future should collect or remit, sales and use, gross receipts, value added, or similar taxes or withholding taxes, and may successfully impose additional obligations on us, and any such assessments, obligations, or inaccuracies could adversely affect our business, financial condition, and results of operations.
The application of indirect taxes, such as sales and use tax, value-added tax, goods and services tax, business tax and gross receipts tax, to platform businesses is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and e-commerce. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations and as a result amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business. In addition, governments are increasingly looking for ways to increase revenue, which has resulted in discussions about tax reform and other legislative action to increase tax revenue, including through indirect taxes.
We may face various indirect tax audits in various U.S. jurisdictions. In certain jurisdictions, we collect and remit indirect taxes. However, tax authorities may raise questions about or challenge or disagree with our calculation, reporting or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest, and could impose associated penalties and fees. For example, after the U.S. Supreme Court decision in South Dakota v. Wayfair Inc., certain states have adopted, or started to enforce, laws that may require the calculation, collection and remittance of taxes on sales in their jurisdictions, even if we do not have a physical presence in such jurisdictions. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently collect taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, could harm our business, financial condition, and results of operations.

As a result of these and other factors, the ultimate amount of tax obligations owed may differ from the amounts recorded in our financial statements and any such difference may adversely impact our results of operations in future periods in which we change our estimates of our tax obligations or in which the ultimate tax outcome is determined.
Changes in, or interpretations of, U.S. and international tax laws and regulations could have a material adverse effect on our business, financial condition and results of operations.
The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws (including in response to the COVID-19 pandemic) or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. As we expand the scale of our business activities, any changes in the U.S. and international taxation of such activities may increase our effective tax rate and harm our business, financial condition, and results of operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2020, we had net operating loss carryforwards, or NOLs, for federal and state income tax purposes of approximately $252.7 million and $145.9 million, respectively, available to reduce future taxable income. The federal net operating losses generated before 2018 will begin to expire in 2032. The federal net operating losses generated in and after 2018 may be carried forward indefinitely. The expiration of state NOL carryforwards vary by state and begin to expire in 2024. Further, as of December 31, 2020, we had research and development tax credits carryforwards for federal and state income tax purposes of approximately $7.6 million and $6.5 million, respectively, available to reduce future tax liabilities. Federal research and development tax credits will begin to expire in 2033 and the state research and development tax credits can be carried forward indefinitely. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including research and development tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future (which may be outside our control).
Under the Tax Cuts and Jobs Act of 2017, or the Tax Act, as amended by the CARES Act, NOLs arising in tax years beginning after December 31, 2017 are subject to an 80% of taxable income limitation (as calculated before taking the NOLs into account) for tax years beginning after December 31, 2020. In addition, NOLs arising in tax years 2018, 2019, and 2020 are subject to a five-year carryback and indefinite carryforward, while NOLs arising in tax years beginning after December 31, 2020 also are subject to indefinite carryforward but cannot be carried back. Our NOLs may also be subject to limitations in other jurisdictions. For example, California recently enacted legislation suspending the use of NOLs for taxable years 2020, 2021, and 2022 for many taxpayers. In future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward/carryback periods as well as the new limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.

Risks Related to Our Acquisition of Title365
Integrating Title365 with our business may be more difficult, costly, or time-consuming than expected, and we may not realize the expected benefits of our acquisition of Title365, which may adversely affect our business, financial condition, and results of operations.
If we experience greater than anticipated costs to integrate, or are not able to successfully integrate, Title365 into our existing operations, we may not be able to achieve the anticipated benefits of our acquisition of Title365, including cost savings and other synergies and growth opportunities. Even if the integration of Title365’s business is successful, we may not realize all of the anticipated benefits of our acquisition of Title365 during the anticipated time frame, or at all. For example, events outside our control, such as changes in regulation and laws, as well as economic trends, including as a result of the COVID-19 pandemic, could adversely affect our ability to realize the expected benefits from our acquisition of Title365.
An inability to realize the full extent of the anticipated benefits of our acquisition of Title365, as well as any delays encountered in the integration process, could have an adverse effect upon our revenue, level of expenses, and results of operations. In addition, it is possible that the integration process could result in the loss of key employees, errors or delays in the implementation of shared services, the disruption of our ongoing business, or inconsistencies in standards, controls, procedures, and policies that may adversely affect our ability to maintain relationships with other employees and customers or to achieve the anticipated benefits of our acquisition of Title365. Integration efforts also may divert management attention and resources.
For all of these reasons, we may not be able to achieve the anticipated benefits of our acquisition of Title365, which could adversely affect our business, financial condition, and results of operations, and could cause the price of our Class A common stock to decline.
We have incurred, and will continue to incur, significant transaction costs and integration costs in connection with our acquisition of Title365.
We have incurred significant costs, expenses, and fees, including fees for professional services and other transaction costs, in connection with our acquisition of Title365 which we completed on June 30, 2021. We expect to continue to incur significant costs as we integrate Title365 into our business, including costs that we may not currently anticipate. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.
Title365 may have liabilities that are not known to us.
Title365 may have liabilities that we failed, or were unable, to discover in the course of performing our due diligence investigations in connection with our acquisition of Title365. We may learn additional information about Title365 that materially and adversely affects us and Title365, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have an adverse effect on our business, financial condition, and results of operations.

The terms of our credit facility require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
Our credit facility contains customary affirmative and negative covenants that either limit our ability to, or require a mandatory prepayment in the event we incur certain additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements, and enter into various specified transactions. As a result, to the extent any transaction of the foregoing type is contemplated but not permitted by a carve-out or “basket” in the credit facility, we may not be able to engage in any such transaction unless we obtain the consent of our lender or prepay any outstanding amount under our credit facility. Our credit facility also contains a minimum liquidity covenant and financial reporting requirements. Our obligations under our credit facility are secured by substantially all of our assets (other than Title365 and its direct and indirect subsidiaries), with limited exceptions. We may not be able to generate sufficient cash flow to pay the principal and interest under our credit facility. In the event of a liquidation, our lender would be repaid all outstanding principal and interest prior to the distribution of assets to unsecured creditors, and the holders of our Class A common stock would receive a portion of any liquidation proceeds only if all of our creditors, including our lenders, were first repaid in full. Any declaration by our lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

We may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which could have an adverse effect on our business, financial condition, results of operations, and cash flows.
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and results of operations, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory, and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, or interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay strategic acquisitions and partnerships, capital expenditures, and payments on account of other obligations, seek additional capital, restructure or refinance our indebtedness, or sell assets. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and could require us to comply with more onerous covenants, which could further restrict our business operations. In addition, we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all.
If we are unable to repay or otherwise refinance our indebtedness when due, or if any other event of default is not cured or waived, the applicable lenders could accelerate our outstanding obligations or proceed against the collateral granted to them to secure that indebtedness, which could force us into bankruptcy or liquidation. In the event the applicable lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under the agreements governing our credit facility or the exercise by the applicable lenders of their rights under the security documents could have an adverse effect on our business, financial condition and results of operations.

Adverse changes in economic conditions, especially those affecting the levels of real estate and mortgage activity, may reduce our revenue and earnings, which could adversely affect our business, financial condition, and results of operations.
Our business, financial condition, and results of operations are affected by changes in economic conditions, particularly mortgage interest rates, credit availability, real estate prices, and consumer confidence. Our revenue and earnings have fluctuated in the past due to the cyclical nature of the housing industry, and we expect them to fluctuate in the future.
The demand for our title and escrow offerings is dependent primarily on the volume of residential real estate transactions including, in particular, the number of refinances. The volume of these transactions historically has been influenced by such factors as mortgage interest rates, availability of financing, and the overall state of the economy. Typically, when interest rates are increasing or when the economy is experiencing a downturn, real estate activity declines. As a result, the real estate and title insurance industries tend to experience decreased revenue and earnings.
Our business, financial condition, and results of operations have been and may in the future be adversely affected by a decline in affordable real estate, real estate activity or the availability of financing alternatives. In addition, weakness or adverse changes in the level of real estate activity could have an adverse effect on our business, financial condition, and results of operations.
Our exposure to regulation and residential real estate transaction activity may be greater in California, where we source a significant proportion of our premiums.
A large portion of our title business revenue for the year ended December 31, 2020 originated from residential real estate transactions in California. As compared to our competitors who operate on a wider geographic scale or whose business is less concentrated in California, any adverse changes in the regulatory environment affecting title insurance and real estate settlement in California, which could include reductions in the maximum rates permitted to be charged, inadequate rate increases, or more fundamental changes in the design or implementation of the California title insurance regulatory framework, may expose us to more significant risks and our business, financial condition, and result of operations could be adversely affected.
In addition, to the extent residential real estate transaction volume in California changes significantly, whether due to changes in real estate values that differ from the overall U.S. real estate market, changes in the local economy relative to the U.S. economy, or natural disasters that disproportionately impact residential real estate activity in California, we could experience lower revenues and growth than historically observed or projected.
Failures at financial institutions at which we deposit funds could adversely affect us.
We deposit substantial funds in financial institutions. These funds include amounts owned by third parties, such as escrow deposits. Should one or more of the financial institutions at which deposits are maintained fail, there is no guarantee that we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise. In the event of any such failure, we also could be held liable for the funds owned by third parties.

Competition in the title insurance industry may adversely affect our business, financial condition, and results of operations.
Competition in the title insurance industry is intense, particularly with respect to price, service, and expertise. Larger commercial mortgage originators also look to the size and financial strength of a title insurance agency. Although we provide title and settlement services to large commercial customers and mortgage originators, there are many other title insurance agencies that have substantially greater gross revenue than we do and, if affiliated with a title insurance underwriter, could have significantly greater capital. Although we are not aware of any current initiatives to reduce regulatory barriers to entering our industry, any such reduction could result in new competitors, including financial institutions, entering the title insurance business. From time to time, new entrants enter the marketplace with alternative products to traditional title insurance, although many of these alternative products have been disallowed by title insurance regulators. Further, advances in technologies could, over time, significantly disrupt the traditional business model of financial services and real estate-related companies, including title insurance. These alternative products or disruptive technologies, if permitted by regulators, could adversely affect our business, financial condition, and results of operations.
Our success depends upon the real estate and title insurance industries continuing to adopt new products at their current pace and the continued growth and acceptance of digital products and services as effective enhancements and alternatives to traditional manual products and services.
We provide our title and escrow products through our platform that competes with traditional manual counterparts. We believe that the continued growth and acceptance of digital and instant experiences generally will depend, to a large extent, on the continued growth in commercial use of the internet and the continued migration of traditional offline markets and industries online.
The title and escrow process may not migrate to new technologies as quickly as (or at the levels that) we expect, and existing or future federal and state laws may prevent us from offering certain of our title and escrow products. For example, many states have enacted permanent remote online notarization, while others have issued emergency measures in response to COVID-19, and certain states do not allow remote notarization, and others may not enact permanent authorization for remote notarization, which may impact our ability to introduce our products in certain markets.
Furthermore, although consumers have a legal right to select their own title insurance provider, as well as all of their settlement service vendors, consumers regularly use the providers recommended by their advisor, which may be their real estate agent, loan officer, or attorney. If consumer awareness of their right to select their own title insurance provider or settlement service vendors and/or if demand for online title and escrow products does not increase, our business, results of operations and financial condition could be adversely affected.
Moreover, if, for any reason, an unfavorable perception develops that digital experiences and/or automation are less efficacious than in-person closings or traditional offline methods of preparing closing disclosures, purchasing title insurance and other services, our business, results of operations and financial condition could be adversely affected.

Risks Related to Our Dependence on Third Parties
We primarily rely on Amazon Web Services to deliver our services to users on our platform, and any disruption of or interference with our use of Amazon Web Services could adversely affect our business, financial condition, and results of operations.
We currently host our platform and support our operations using data centers provided by Amazon Web Services, or AWS, a third-party provider of cloud infrastructure services. We do not have control over the operations of the facilities of AWS that we use. AWS’ facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages, infrastructure changes, human error, disruptions in telecommunications services, fraud, military or political conflicts, computer viruses, ransomware, malware, and similar events or acts of misconduct. Our platform’s continuing and uninterrupted performance is critical to our success. We have experienced, and expect that in the future we will experience, interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. In addition, any changes in AWS’ service levels may adversely affect our ability to meet the requirements of users on our platform. Since our platform’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our platform. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand and the usage of our platform increases. Any negative publicity arising from these disruptions and any of the above circumstances or events may harm our reputation and brand, reduce the availability or usage of our platform, lead to a significant short-term loss of revenue, increase our costs, and impair our ability to attract new users, any of which could adversely affect our business, financial condition, and results of operations.
Our master agreement with AWS will remain in effect until terminated by AWS or us. We have a three-year agreement with AWS that may only be terminated by AWS for convenience by providing us at least two years advance notice and may only be terminated by us for cause upon a material breach of the agreement, subject to AWS providing prior written notice and a 30-day cure period. Even though our platform is entirely in the cloud, our plan is to be vendor-agnostic and we believe that we could transition to one or more alternative cloud infrastructure providers on commercially reasonable terms. We do not believe that such transfer to, or the addition of, new cloud infrastructure service providers would cause substantial harm to our business, financial condition, and results of operations over the longer term.

We depend on the interoperability of our platform across third-party applications and services that we do not control.
We have built integrations with many technology partners, including leading providers of customer relationship management platforms, loan origination systems, core banking systems, document generation systems, income and asset verification services, and pricing and product engines, and a variety of other service providers. Third-party applications, products, and services are constantly evolving, and we may not be able to maintain or modify our platform to ensure its compatibility with third-party offerings following development changes. In addition, some of our competitors, partners, or other service providers may take actions that disrupt the interoperability of our platform with their own products or services, or exert strong business influence on our ability to, and the terms on which we operate our platform. As our platform evolves, we expect the types and levels of competition we face to increase. Should any of our competitors, partners, or other service providers modify their technologies, standards, or terms of use in a manner that degrades the functionality or performance of our platform or is otherwise unsatisfactory to us or gives preferential treatment to our other competitors’ products or services, our platform, business, financial condition, and results of operations could be adversely affected.

We rely on partners, vendors, and other service providers to provide some of the software or data for our platform. If such partners, vendors, and other service providers interfere with the distribution of our platform or with our use of such software, our business could be adversely affected.
We rely upon certain partners, vendors, and other service providers to provide data used in, and software employed by, our platform and services or by customers and consumers using our platform and services, and it is possible that such software or data may not be reliable. From time to time we may in the future have disputes with certain of our partners, vendors, and other service providers. If, in connection with such a dispute, a partner, vendor, or service provider terminates its relationship with us or otherwise limits the provision of their software or data to us, the availability or usage of our platform could be disrupted. If the partners, vendors, and other service providers we rely upon cease to provide access to the software and/or data that we and our customers and consumers use, whether in connection with disputes or otherwise, do not provide access to such software and/or data on terms that we believe to be attractive or reasonable, or do not provide us with the most current version of such software, we may be required to seek comparable software and/or data from other sources, which may be more expensive or inferior, or may not be available at all, any of which would adversely affect our business.
The loss of access to credit, employment, financial and other data from external sources could harm our ability to provide our products and services.
We rely on a wide variety of data sources to provide our services and products, including data collected from applicants and borrowers, credit bureaus, payroll providers, data aggregators, and unaffiliated third parties. If we are unable to access and use data collected from or on behalf of applicants and borrowers, or other third-party data, or our access to such data is limited, our ability to provide our services and enable our customers to verify applicant data would be compromised. Any of the foregoing could negatively impact the consumer experience of our platform, the volume of loans enabled through our platform, the delivery of closing services like title and settlement services, and the degree of automation in our application process and on our platform.
Further, although we utilize third parties to enable financial services firms to verify the income and employment information provided by certain selected applicants, we cannot guarantee the accuracy of applicant information. Information provided by borrowers may be incomplete, inaccurate, or intentionally false. Any of the foregoing could adversely affect our business, financial condition, and results of operations.

Risks Related to Our Intellectual Property
Failure to adequately protect our intellectual property could adversely affect our business, financial condition, and results of operations.
Our business depends on our intellectual property, the protection of which is important to the success of our business. We rely on a combination of trademark, trade secret, copyright, and patent law and contractual restrictions to protect our intellectual property. In addition, we attempt to protect our intellectual property, technology, and confidential information by requiring our employees and consultants who develop intellectual property on our behalf to enter into confidentiality and invention assignment agreements, and third parties we share information with to enter into nondisclosure agreements. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information or technology, or infringement of our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our platform or other software, technology, and functionality or obtain and use information that we consider proprietary. In addition, unauthorized parties may also attempt, or successfully endeavor, to obtain our intellectual property, confidential information, and trade secrets through various methods, including through cybersecurity attacks, and legal or other methods of protecting this data may be inadequate.

We have registered the term “Blend” in the United States, the United Kingdom, and the European Union, and as of June 30, 2021, we had pending trademark applications in the United States as well as Canada. We have also registered the term “Title365” in the United States. Additionally, we have registered domain names that we use in, or are related to, our business, most importantly blend.com and title365.com. Competitors have and may continue to adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. As of June 30, 2021, we had one issued patent in the United States and patent applications pending in the United States, European Patent Office, Canada, and Australia. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Further, we may not timely or successfully apply for a patent or register our trademarks or otherwise secure our intellectual property. Our efforts to protect, maintain, or enforce our proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could adversely affect our business, financial condition, and results of operations.
Intellectual property infringement assertions by third parties could result in significant costs and adversely affect our business, financial condition, results of operations, and reputation.
We operate in an industry with frequent intellectual property litigation. Other parties may assert that we have infringed their intellectual property rights. We could be required to pay substantial damages or cease using intellectual property or technology that is deemed infringing.
Further, we cannot predict whether assertions of third-party intellectual property rights or claims arising from such assertions would substantially adversely affect our business, financial condition, and results of operations. The defense of these claims and any future infringement claims, whether they are with or without merit or are determined in our favor, may result in costly litigation and diversion of technical and management personnel. Further, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees if we are found to have willfully infringed a party’s patent or copyright rights, cease making, licensing, or using products that are alleged to incorporate the intellectual property of others, expend additional development resources to redesign our offerings, and enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. In any event, we may need to license intellectual property which would require us to pay royalties or make one-time payments. Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, the time and resources necessary to resolve them could adversely affect our business, reputation, financial condition, results of operations, and reputation.
Our platform contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to provide our platform.
Our platform contains software modules licensed to us by third-party authors under “open source” licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise our platform.

Some open source licenses contain requirements that may, depending on how the licensed software is used or modified, require that we make available source code for modifications or derivative works we create based upon the licensed open source software, authorize further modification and redistribution of that source code, make that source code available at little or no cost, or grant other licenses to our intellectual property. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software under the terms of an open source software license. This could enable our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the release of the affected portions of our source code, we could be required to purchase additional licenses, expend substantial time, and resources to re-engineer some or all of our software or cease use or distribution of some or all of our software until we can adequately address the concerns.
Although we have certain policies and procedures in place to monitor our use of open source software that are designed to avoid subjecting our platform to conditions, those policies and procedures may not be effective to detect or address all such conditions. In addition, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our platform on terms that are not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our platform if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition, and results of operations.

Risks Related to Ownership of Our Class A Common Stock
The multi-class structure of our common stock has the effect of concentrating voting power with Nima Ghamsari, Head of Blend, Co-Founder, and Chair of our board of directors, which will severely limit your ability to influence or direct the outcome of matters submitted to our stockholders for approval, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction.
Our Class A common stock has one vote per share, our Class B common stock has 40 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Nima Ghamsari, Head of Blend, Co-Founder, and Chair of our board of directors, holds all of the issued and outstanding shares of our Class B common stock. As of July 20, 2021, the completion date of our IPO, the shares beneficially owned by Mr. Ghamsari represented approximately 71% of the total voting power of our outstanding capital stock (based on shares of common stock outstanding as of June 30, 2021), which voting power may increase over time as Mr. Ghamsari exercises equity awards outstanding at the time of the completion of our IPO and exchanges them for our Class B common stock under the Equity Exchange Agreement. If all such equity awards held by Mr. Ghamsari (including the Founder and Head of Blend Long-Term Performance Award) had been exercised for cash as of the date of the completion of our IPO, Mr. Ghamsari would hold approximately 89% of the voting power of our outstanding capital stock (based on shares of common stock outstanding as of June 30, 2021). As a result, for the foreseeable future, Mr. Ghamsari will be able to control matters requiring approval by our stockholders, including the election of members of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Mr. Ghamsari may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interest. The concentration of control will limit or preclude your ability to influence corporate matters for the foreseeable future and could have the effect of delaying, preventing, or deterring a change in control of our company, could deprive you and other holders of Class A common stock of an opportunity to receive a premium for your Class A common stock as part of a sale of our company and could negatively affect the market price of our Class A common stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

Future transfers by Mr. Ghamsari and his affiliates of Class B common stock will generally result in those shares converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon (i) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the first date following the completion of our IPO on which the number of shares of our capital stock, including Class A common stock, Class B common stock, and Class C common stock, and any shares of capital stock underlying equity securities or other convertible instruments, held by Mr. Ghamsari and his affiliates is less than 35% of the number of shares of Class B common stock held by Mr. Ghamsari and his affiliates as of immediately following the completion of our IPO, which we sometimes refer to herein as the 35% Ownership Threshold; (ii) 12 months after the death or total disability of Mr. Ghamsari, during which 12-month period the shares of our Class B common stock shall be voted as directed by a person designated by Mr. Ghamsari and approved by our board of directors (or if there is no such person, then our secretary then in office); (iii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date on which Mr. Ghamsari is terminated for cause (as defined in our Amended and Restated Certificate of Incorporation); (iv) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date upon which (A) Mr. Ghamsari is no longer providing services to us as an officer or employee and (B) Mr. Ghamsari is no longer a member of our board of directors, either as a result of Mr. Ghamsari’s voluntary resignation or as a result of a request or agreement by Mr. Ghamsari at a meeting of our stockholders for Mr. Ghamsari not to be renominated as a member of our board of directors; or (v) the 50-year anniversary of the completion of our IPO. We refer to the date on which such final conversion of all outstanding shares of Class B common stock pursuant to the terms of our Amended and Restated Certificate of Incorporation occurs as the Final Conversion Date.
No shares of our Class C common stock, which entitle the holder to zero votes per share (except as otherwise required by law), were issued and outstanding at the completion of our IPO and we have no current plans to issue shares of Class C common stock. These shares will be available to be used in the future to further strategic initiatives, such as financings or acquisitions, or issue future equity awards to our service providers. Over time the issuance of shares of Class A common stock will result in voting dilution to all of our stockholders and this dilution could eventually result in Mr. Ghamsari and his affiliates holding less than a majority of our total outstanding voting power. Once Mr. Ghamsari and his affiliates own less than a majority of our total outstanding voting power, Mr. Ghamsari would no longer have the unilateral ability to elect all of our directors and to determine the outcome of any matter submitted for a vote of our stockholders. Because the shares of Class C common stock have no voting rights (except as required by law), the issuance of such shares will not result in further voting dilution, which would prolong the voting control of Mr. Ghamsari. Further, the issuance of such shares of Class C common stock to Mr. Ghamsari would also delay the final conversion of all of our outstanding Class B common stock because shares of Class C common stock issued to Mr. Ghamsari would be counted when determining whether the 35% Ownership Threshold has been met. As a result, the issuance of shares of Class C common stock could prolong the duration of Mr. Ghamsari’s control of our voting power and his ability to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders. In addition, we could issue shares of Class C common stock to Mr. Ghamsari and, in that event, he would be able to sell such shares of Class C common stock and achieve liquidity in their holdings without diminishing his voting control. Any future issuances of shares of Class C common stock will not be subject to approval by our stockholders except as required by the listing standards of the New York Stock Exchange.

Although we do not currently expect to rely on the “controlled company” exemption under the listing standards of the New York Stock Exchange, we expect to have the right to use such exemption and therefore we could in the future avail ourselves of certain reduced corporate governance requirements.
As a result of our multi-class common stock structure, Nima Ghamsari, Head of Blend, Co-Founder and Chair of our board of directors, holds a majority of the voting power of our outstanding capital stock. Therefore, we are considered a “controlled company” within the meaning of the rules of the New York Stock Exchange. Under these rules, a company in which over 50% of the voting power for the election of directors is held by an individual, a group, or another company is a “controlled company” and may elect not to comply with certain listing standards of the New York Stock Exchange regarding corporate governance, including:

•the requirement that a majority of its board of directors consist of independent directors;
•the requirement that its nominating/corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and an annual performance evaluation of the committee;
•the requirement that its compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, and
•annual performance evaluation of the committee, and the rights and responsibilities of the committee relate to any compensation consultant, independent legal counsel, or any other advisor retained by the committee.

These requirements would not apply to us if, in the future, we choose to avail ourselves of the “controlled company” exemption. Although we qualify as a “controlled company”, we do not currently expect to rely on these exemptions and intend to fully comply with all corporate governance requirements under the listing standards of the New York Stock Exchange. However, if we were to utilize some or all of these exemptions, we would not comply with certain of the corporate governance standards of the New York Stock Exchange, which could adversely affect the protections for other stockholders.

We cannot predict the effect our multi-class structure may have on the market price of our Class A common stock.
We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multi-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it plans to require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multi-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices and in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced policies, the multi-class structure of our common stock makes us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Because of our multi-class structure, we will likely be excluded from certain of these indexes and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
The trading price of our Class A common stock may be volatile, and you could lose all or part of your investment.
The trading price of our Class A common stock may be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock since you might be unable to sell your shares at or above the price you paid for such shares. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:

•price and volume fluctuations in the overall stock market from time to time;
•volatility in the trading prices and trading volumes of technology stocks;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•sales of shares of our Class A common stock by us or our stockholders, as well as the anticipation of lock-up releases;
•failure of securities analysts to maintain coverage of us or changes in financial estimates by securities analysts who follow our company;
•failure to meet our financial estimates or expectations or the financial estimates or expectations of securities analysts or investors;
•the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;
•announcements by us or our competitors of new services or platform features;
•the public’s reaction to our press releases, other public announcements, and filings with the SEC;

•rumors and market speculation involving us or other companies in our industry;
•actual or anticipated changes in our results of operations or fluctuations in our results of operations;
•actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;
•litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•actual or perceived privacy or security breaches or other incidents;
•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions of businesses, services, or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•any significant change in our management;
•general economic conditions and slow or negative growth of our markets; and
•other events or factors, including those resulting from war, incidents of terrorism, natural disasters, public health concerns or epidemics, such as the COVID-19 pandemic, natural disasters, or responses to these events.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
A substantial portion of the outstanding shares of our Class A common stock and Class B common stock are restricted from immediate resale, but may be sold on a stock exchange in the near future. The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our Class A common stock.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market in the near future, and the perception that these sales could occur may also depress the market price of our Class A common stock.
Our executive officers, directors, and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock have entered into market standoff agreements with us or have entered or will enter into lock-up agreements with the underwriters of our IPO under which they have agreed, subject to specific exceptions, not to sell any of our stock for 180 days following the date of the Prospectus, or the lock-up period; provided that:

•up to 25% of the vested shares of common stock subject to the lock-up agreements (including shares issuable upon exercise of vested options) held as of July 5, 2021 by current and former employees, consultants, or advisors, but excluding current executive officers and directors, may be sold at the commencement of trading on the trading day immediately following the first trading day on which our Class A common stock is traded on the New York Stock Exchange (which day we refer to as the First Early Release Triggering Day) if the following conditions, or the Employee Early Release Conditions, have been satisfied: the First Early Release Triggering Day (i) that occurs in a broadly applicable period during which trading in our securities is permitted under our insider trading policy, or an open trading window, and (ii) where the last reported closing price of our Class A common stock on the New York Stock Exchange is at least 25% greater than the public offering price per share of $18.00 for any five trading days out of the ten-consecutive full trading day period ending on the First Early Release Triggering Day, which ten-consecutive full trading day period is subject to reduction upon satisfaction of certain conditions. We refer to this exception to the lock-up period as the Employee Early Release;
•up to 25% of the vested shares of common stock subject to the lock-up agreements (including shares issuable upon exercise of vested options) held as of July 5, 2021 may be sold at the commencement of trading on the trading day following the first trading day (which day we refer to as the Second Early Release Triggering Day) if the following conditions, or the Earnings-Related Release Conditions, have been satisfied: the Second Early Release Triggering Day (i) is at least 90 days following the date of the Prospectus, (ii) occurs during an open trading window, and (iii) where the last reported closing price of our Class A common stock on the New York Stock Exchange is at least 25% greater than the public offering price per share of $18.00 for any five trading days out of the ten-consecutive full trading day period ending on the Second Early Release Triggering Day. We refer to this exception to the lock-up period as the Earnings-Related Release; and
•all remaining shares of common stock subject to the lock-up agreements and not released upon the Employee Early Release or the Earnings-Related Release may be sold upon the earlier of (i) if the lock-up period is scheduled to end during or within five trading days prior to a regularly-scheduled blackout period under our insider trading policy, ten trading days prior to the commencement of such blackout period, or the Blackout-Related Release, or (ii) otherwise, 181 days after the date of the Prospectus. We refer to the date of the release upon either (i) or (ii) as the Final Lock-Up Release. In the event that a Blackout-Related Release will occur, we will notify the representatives of the date of the impending Blackout-Related Release promptly upon our determination of the date of the Blackout-Related Release and in any event at least seven trading days in advance of the date of the Blackout-Related Release, and will announce the date of the expected Blackout-Related Release through a major news service, or on a Form 8-K, at least two trading days in advance of the Blackout-Related Release.
Sales of our Class A common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause the trading price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
We are an emerging growth company, as defined in the JOBS Act, and have the option to utilize certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (A) following the fifth anniversary of the completion of our IPO, (B) in which we have total annual revenue of at least $1.07 billion, or (C) in which we are deemed to be a large accelerated filer, with at least $700 million of equity securities held by non-affiliates as of the prior June 30th, and (ii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We intend to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. While we have not made such an irrevocable election, we have not delayed the adoption of any applicable accounting standards. Further, we may take advantage of some of the other reduced regulatory and reporting requirements that will be available to us so long as we qualify as an emerging growth company.
Among other things, this means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an emerging growth company, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an emerging growth company, we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. As a result, investor confidence in our company and the market price of our Class A common stock may be adversely affected. Further, we cannot predict if investors will find our Class A common stock less attractive if we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

Delaware law and provisions in our Amended and Restated Certificate of Incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the market price of our Class A common stock.
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our Amended and Restated Certificate of Incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•any amendments to our Amended and Restated Certificate of Incorporation require the approval of at least a majority of the voting power of the outstanding shares of our Class A common stock and Class B common stock voting as a single class;
•our amended and restated bylaws provide that approval of the holders of at least a majority of the voting power of the outstanding shares of our Class A common stock and Class B common stock voting as a single class is required for stockholders to amend or adopt any provision of our bylaws;
•our multi-class common stock structure, which provides Nima Ghamsari with the ability to determine or significantly influence the outcome of matters requiring stockholder approval, even if he owns significantly less than a majority of the shares of our outstanding Class A common stock, Class B common stock, and Class C common stock;
•until the first date on which the outstanding shares of our Class B common stock represent less than a majority of the total combined voting power of our Class A common stock and our Class B common stock, or the Voting Threshold Date, our stockholders will only be able to take action by written consent if such action is first recommended or approved by our board of directors, and after the Voting Threshold Date, our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;
•our Amended and Restated Certificate of Incorporation does not provide for cumulative voting;
•vacancies on our board of directors are able to be filled only by our board of directors and not by stockholders;
•a special meeting of our stockholders may only be called by the chairperson of our board of directors, our principal executive officer, our president, or a majority of our board of directors;
•certain litigation against us can only be brought in Delaware;
•our Amended and Restated Certificate of Incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
These provisions, alone or together, could discourage, delay, or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.

Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the Delaware General Corporation Law, our Amended and Restated Certificate of Incorporation, or our amended and restated bylaws, or (iv) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants.
Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Nothing in our amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.
Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. The enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. For example, in December 2018, the Court of Chancery of the State of Delaware determined that a provision stating that U.S. federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. Although this decision was reversed by the Delaware Supreme Court in March 2020, courts in other states may still find these provisions to be inapplicable or unenforceable. If a court were to find the exclusive forum provisions in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could adversely affect our results of operations.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about us, our business or our market, or if they change their recommendation regarding our Class A common stock adversely, the market price and trading volume of our Class A common stock could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us, our business, our market, or our competitors. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If any of the analysts who cover us change their recommendation regarding our Class A common stock adversely, provide more favorable relative recommendations about our competitors, or publish inaccurate or unfavorable research about our business, the price of our securities would likely decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets and demand for our securities could decrease, which could cause the price and trading volume of our Class A common stock to decline.
We do not expect to pay dividends in the foreseeable future.
We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not anticipate declaring or paying any cash dividends to holders of our capital stock in the foreseeable future. In addition, our ability to pay cash dividends on our capital stock is likely to be restricted by any future debt financing arrangement we enter into. Consequently, stockholders must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities
From April 1, 2021 through June 30, 2021, we granted to our directors, officers, employees, and consultants options to purchase an aggregate of 4,365,293 shares of our Class A common stock under our 2012 Stock Plan, at an exercise price of $14.01 per share.

From April 1, 2021 through June 30, 2021, we issued and sold to our directors, officers, employees, and consultants an aggregate of 7,418,732 shares of our Class A common stock upon the exercise of options issued under our 2012 Stock Plan at exercise prices ranging from $0.33 to $14.01, for an aggregate exercise price of $17.6 million.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds
On July 20, 2021, after the quarter end, we completed our IPO, with a subsequent partial exercise of the underwriter’s option to purchase additional shares. We issued and sold an aggregate of 22,468,111 shares of Class A common stock, par value $0.00001, at an offering price of $18.00 per share. We received aggregate net proceeds of $367.1 million, after deducting underwriters' discounts and commissions of $27.3 million and estimated offering expenses of $10.0 million.

We intend to use the net proceeds we received from our IPO for general corporate purposes, including working capital, operating expenses, and capital expenditures. We may use a portion of such net proceeds to repay outstanding indebtedness under our credit facility. Additionally, we may use a portion of such net proceeds to acquire or invest in businesses, products, services, or technologies. However, we do not have agreements or commitments for any material acquisitions or investments at this time. The representatives of the underwriters of our IPO were Goldman Sachs & Co. LLC and Allen & Company LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to director offer letters and our outside director compensation policy.

There has been no material change in the planned use of the IPO proceeds as described in our prospectus dated July 15, 2021, as filed with the SEC pursuant to Rule 424(b) under the Securities Act (File No. 333-257223).
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Stock Purchase Agreement among the registrant, Title365 Holding Co., Xome Holdings LLC and, for the purposes of certain sections of the agreement, Mr. Cooper Group Inc., dated as of March 12, 2021.	S-1	333-257223	0.0021	June 21, 2021
3.1	Amended and Restated Certificate of Incorporation of the registrant.
3.2	Amended and Restated Bylaws of the registrant.
4.1	Form of Class A common stock certificate of the registrant.	S-1/A	333-257223	0.0041	July 6, 2021
4.2	Warrant to Purchase Class A Common Stock between the registrant, OR Lending LLC, OR Tech Lending LLC, and OR BL LLC., dated as of July 2, 2021.	S-1/A	333-257223	0.0044	July 6, 2021
10.1	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1/A	333-257223	0.0101	July 6, 2021
10.2+	Blend Labs, Inc. 2021 Equity Incentive Plan and related form agreements.	S-1/A	333-257223	0.0102	July 6, 2021
10.3+	Blend Labs, Inc. 2012 Stock Plan and related form agreements.	S-1	333-257223	0.0103	June 21, 2021
10.4+	Executive 2020 Bonus Plan.	S-1	333-257223	0.0104	June 21, 2021
10.5+	Executive Incentive Compensation Plan.	S-1	333-257223	0.0105	June 21, 2021
10.6+	Form of Change in Control Severance Agreement.	S-1/A	333-257223	0.0106	July 6, 2021
10.7+	Outside Director Compensation Policy.	S-1	333-257223	0.0107	June 21, 2021
10.8+	Confirmatory Employment Letter between the registrant and Nima Ghamsari, dated as of July 1, 2021.	S-1/A	333-257223	0.0108	July 6, 2021
10.9+	Confirmatory Employment Letter between the registrant and Timothy J. Mayopoulos, dated as of July 1, 2021.	S-1/A	333-257223	0.0109	July 6, 2021
10.10+	Confirmatory Employment Letter between the registrant and Crystal Sumner, dated as of June 29, 2021.	S-1/A	333-257223	0.0101	July 6, 2021
10.11+	Confirmatory Employment Letter between the registrant and Marc Greenberg, dated as of June 29, 2021.	S-1/A	333-257223	0.01011	July 6, 2021
10.12+	Blend Labs, Inc. Stand-Alone Stock Option Agreement between the registrant and Nima Ghamsari, effective as of March 30, 2021, as amended July 5, 2021.
10.13+	Form of Exchange Agreement between the registrant and Nima Ghamsari.	S-1/A	333-257223	0.01015	July 6, 2021
10.14+	Form of Equity Exchange Agreement between the registrant and Nima Ghamsari.	S-1/A	333-257223	0.01016	July 6, 2021
10.15	Credit Agreement between the registrant, the guarantors and lenders from time to time party thereto, and Owl Rock Technology Finance Corp., as administrative agent and collateral agent, dated as of June 30, 2021.	S-1/A	333-257223	0.01018	July 6, 2021
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 has been formatted in Inline XBRL.

_______________

+ Indicates management contract or compensatory plan.
† The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Blend Labs, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLEND LABS, INC.

Date: August 24, 2021	By:	/s/ Nima Ghamsari
Nima Ghamsari
Head of Blend and Co-Founder
(Principal Executive Officer)

Date: August 24, 2021	By:	/s/ Marc Greenberg
Marc Greenberg
Head of Finance
(Principal Financial Officer)