Form 10-Q
period 2021-09-30
Blend Labs, Inc.
filed 2021-11-15
CIK 1855747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 7, 2021 , there were 217,023,030 shares of the registrant's Class A common stock outstanding, 12,883,331 shares of the registrant's Class B common stock outstanding, and no shares of the registrant's Class C common stock outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blend Labs, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$276,063	$41,092
Marketable securities	317,491	110,631
Trade and other receivables, net	30,886	14,981
Prepaid expenses and other current assets	37,264	19,268
Restricted cash	—	173
Total current assets	661,704	186,145
Property and equipment, net	8,412	4,594
Operating lease right-of-use assets	13,908	12,685
Intangible assets, net	189,785	1,208
Goodwill	286,977	—
Deferred contract costs	3,303	5,414
Restricted cash, non-current	5,607	5,023
Other non-current assets	8,530	676
Total assets	$1,178,226	$215,745
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,809	$3,437
Deferred revenue	10,028	13,622
Accrued compensation	13,397	9,060
Other current liabilities	33,385	8,910
Total current liabilities	63,619	35,029
Operating lease liabilities, non-current	13,589	14,004
Other non-current liabilities	12,615	3,375
Debt, non-current, net	213,162	—
Total liabilities	302,985	52,408
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	46,491	—
Stockholders’ equity:
Founders Convertible Preferred Stock and Convertible Preferred Stock, $0.00001 par value: no shares authorized, issued and outstanding as of September 30, 2021; 128,123 (Founders Convertible Preferred Stock 1,026, Convertible Preferred Stock 127,097) shares authorized as of December 31, 2020; 122,379 (Founders Convertible Preferred Stock 1,026, Convertible Preferred Stock 121,353) shares issued and outstanding as of December 31, 2020; aggregate liquidation preference of $387,841 (Founders Convertible Preferred Stock nil, Convertible Preferred Stock $387,841) as of December 31, 2020 (Note 1)	—	385,225
Preferred stock, $0.00001 par value: 200,000 shares authorized and no shares issued and outstanding as of September 30, 2021; no shares authorized, issued and outstanding as of December 31, 2020.	—	—
Class A, Class, B and Class C Common Stock, $0.00001 par value: 3,000,000 (Class A 1,800,000, Class B 600,000, Class C 600,000) shares authorized as of September 30, 2021; 229,762 (Class A 216,879, Class B 12,883, Class C no) shares issued and outstanding as of September 30, 2021; no shares authorized, issued and outstanding as of December 31, 2020; pre-IPO Class A and pre-IPO Class B Common Stock, $0.00001 par value; no shares authorized, issued and outstanding as of September 30, 2021; 371,495 (pre-IPO Class A 143,162, pre-IPO Class B 228,333) shares authorized as of December 31, 2020; 47,948 (pre-IPO Class A 15,039, pre-IPO Class B 32,909) shares issued and outstanding as of December 31, 2020 (Note 1)
	2	1
Additional paid-in capital	1,199,914	50,968
Accumulated other comprehensive loss	(88)	(5)
Accumulated deficit	(371,078)	(272,852)
Total stockholders’ equity	828,750	163,337
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,178,226	$215,745
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$89,568	$27,877	$153,505	$65,400
Cost of revenue	49,241	9,482	72,461	25,505
Gross profit	40,327	18,395	81,044	39,895
Operating expenses:
Research and development	25,518	13,820	63,476	40,316
Sales and marketing	21,957	12,176	56,093	37,163
General and administrative	59,024	7,748	94,488	21,656
Amortization of acquired intangible assets	4,364	—	4,364	—
Total operating expenses	110,863	33,744	218,421	99,135
Loss from operations	(70,536)	(15,349)	(137,377)	(59,240)
Interest expense	(5,615)	—	(5,615)	—
Other income (expense), net	121	148	383	627
Loss before income taxes	(76,030)	(15,201)	(142,609)	(58,613)
Income tax (expense) benefit	(300)	(7)	44,978	(20)
Net loss	(76,330)	(15,208)	(97,631)	(58,633)
Less: Net income attributable to noncontrolling interest	(595)	—	(595)	—
Net loss attributable to Blend Labs, Inc.	$(76,925)	$(15,208)	$(98,226)	$(58,633)

Net loss per share:
Basic and diluted	$(0.38)	$(0.38)	$(0.99)	$(1.52)
Weighted average shares used in calculating net loss per share:
Basic and diluted	200,176	39,760	99,645	38,589

Comprehensive loss:
Net loss	$(76,330)	$(15,208)	$(97,631)	$(58,633)
Unrealized loss on marketable securities	(92)	(76)	(83)	(73)
Comprehensive loss	(76,422)	(15,284)	(97,714)	(58,706)
Less: Comprehensive income attributable to noncontrolling interest	(595)	—	(595)	—
Comprehensive loss attributable to Blend Labs, Inc.	$(77,017)	$(15,284)	$(98,309)	$(58,706)
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity
(In thousands)
(Unaudited)

	Three and Nine Months Ended September 30, 2021
	Redeemable Noncontrolling Interest	Founders Convertible Preferred and Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

		Shares	Amount	Shares	Amount
Balances as of December 31, 2020	$—	122,379	$385,225	47,948	$1	$50,968	$(5)	$(272,852)	$163,337
Issuance of Series G Convertible Preferred Stock, net of issuance costs of $299	—	22,419	309,701	—	—	—	—	—	309,701
Exercise of Convertible Preferred Stock warrants	—	2,075	8,014	—	—	—	—	—	8,014
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	—	4,773	—	4,172	—	—	4,172
Vesting of early exercised stock options	—	—	—	—	—	157	—	—	157
Vesting of performance-based Convertible Preferred Stock warrants	—	—	—	—	—	118	—	—	118
Stock-based compensation	—	—	—	—	—	4,016	—	—	4,016
Other comprehensive income (loss), net	—	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	—	(27,067)	(27,067)
Balances as of March 31, 2021	—	146,873	$702,940	52,721	$1	$59,431	$10	$(299,919)	$462,463
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	—	7,419	—	7,360	—	—	7,360
Vesting of early exercised stock options	—	—	—	—	—	1,380	—	—	1,380
Stock-based compensation	—	—	—	—	—	6,609	—	—	6,609
Other comprehensive income (loss), net	—	—	—	—	—	—	(6)	—	(6)
Repayment of employee promissory note collateralized by common stock	—	—	—	—	—	2,881	—	—	2,881
Noncontrolling interest recognized in connection with business combination	46,266	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	5,766	5,766
Balances as of June 30, 2021	$46,266	146,873	$702,940	60,140	$1	$77,661	$4	$(294,153)	$486,453
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	—	281	—	608	—	—	608
Issuance of common stock in connection with initial public offering, including partial exercise of the underwriter’s option to purchase additional shares, net of underwriting discounts and issuance costs	—	—	—	22,468	—	366,684	—	—	366,684
Conversion of convertible preferred stock to common stock in connection with initial public offering	—	(146,873)	(702,940)	146,873	1	702,939	—	—	—
Issuance of warrant in connection with the Credit Agreement	—	—	—	—	—	6,789	—	—	6,789
Vesting of early exercised stock options	—	—	—	—	—	1,809	—	—	1,809
Stock-based compensation	—	—	—	—	—	43,424	—	—	43,424
Other comprehensive income (loss), net	—	—	—	—	—	—	(92)	—	(92)
Measurement period adjustment to initial value of redeemable noncontrolling interest	(370)	—	—	—	—	—	—	—	—
Net income (loss)	595	—	—	—	—	—	—	(76,925)	(76,925)
Balances as of September 30, 2021	$46,491	—	$—	229,762	$2	$1,199,914	$(88)	$(371,078)	$828,750
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (Continued)
(In thousands)
(Unaudited)

	Three and Nine Months Ended September 30, 2020
	Founders Convertible Preferred and Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
Balances as of December 31, 2019	111,924	$306,820	38,933	$1	$26,288	$93	$(198,235)	$134,967
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	3,487	—	2,044	—	—	2,044
Vesting of early exercised stock options	—	—	—	—	94	—	—	94
Stock-based compensation	—	—	—	—	3,239	—	—	3,239
Other comprehensive income (loss), net	—	—	—	—	—	(172)	—	(172)
Net loss	—	—	—	—	—	—	(22,851)	(22,851)
Balances as of March 31, 2020	111,924	$306,820	42,420	$1	$31,665	$(79)	$(221,086)	$117,321
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	1,281	—	741	—	—	741
Vesting of early exercised stock options	—	—	—	—	65	—	—	65
Stock-based compensation	—	—	—	—	3,402	—	—	3,402
Other comprehensive income (loss), net	—	—	—	—	—	175	—	175
Net loss	—	—	—	—	—	—	(20,574)	(20,574)
Balances as of June 30, 2020	111,924	$306,820	43,701	$1	$35,873	$96	$(241,660)	$101,130
Issuance of Series F Convertible Preferred Stock, net of issuance costs of $311	9,907	76,247	—	—	—	—	—	76,247
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	1,414	—	406	—	—	406
Vesting of early exercised stock options	—	—	—	—	24	—	—	24
Stock-based compensation	—	—	—	—	1,099	—	—	1,099
Other comprehensive income (loss), net	—	—	—	—	—	(76)	—	(76)
Net loss	—	—	—	—	—	—	(15,208)	(15,208)
Balances as of September 30, 2020	121,831	$383,067	45,115	$1	$37,402	$20	$(256,868)	$163,622
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(97,631)	$(58,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	54,049	7,740
Depreciation and amortization	6,765	3,183
Amortization of deferred contract costs	3,856	2,571
Amortization of debt discount and issuance costs	684	—
Amortization of operating lease right-of-use assets	2,251	1,732
Release of valuation allowance and change in deferred taxes	(46,511)	—
Other	1,316	243
Changes in operating assets and liabilities:
Trade and other receivables	(2,061)	(8,929)
Prepaid expenses and other assets, current and non-current	(18,186)	(3,071)
Deferred contract costs, non-current	2,111	567
Accounts payable	2,183	(1,137)
Deferred revenue	(3,594)	(1,796)
Accrued compensation	950	1,218
Operating lease liabilities	(2,151)	(1,888)
Other liabilities, current and non-current	11,589	4,150
Net cash used in operating activities	(84,380)	(54,050)
Investing activities
Purchases of marketable securities	(316,819)	(84,825)
Sales of marketable securities	—	30,447
Maturities of marketable securities	108,682	100,875
Purchases of property and equipment	(1,085)	(746)
Investment in non-marketable equity securities	(2,500)	—
Investment in note receivable	(3,000)	—
Acquisition of Title365, net of cash acquired	(400,014)	—
Purchases of intangible assets	—	(9)
Net cash (used in) provided by investing activities	(614,736)	45,742
Financing activities
Proceeds from initial public offering, net of underwriters' fees and issuance costs	368,853	—
Proceeds from debt financing, net of issuance costs	218,816	—
Repurchases of unvested early exercised stock options	(21)	(18)
Proceeds from exercises of stock options, including early exercises	24,096	3,433
Proceeds from issuance of Convertible Preferred Stock, net of issuance costs	309,701	76,247
Proceeds from exercises of Convertible Preferred Stock warrants	10,172	—
Proceeds from repayment of employee promissory note collateralized by common stock	2,881	—
Net cash provided by financing activities	934,498	79,662
Net increase in cash, cash equivalents, and restricted cash	235,382	71,354
Cash, cash equivalents, and restricted cash at beginning of period	46,288	28,462
Cash, cash equivalents, and restricted cash at end of period	$281,670	$99,816
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$276,063	$93,999
Restricted cash	5,607	5,817
Total cash, cash equivalents, and restricted cash	$281,670	$99,816
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$490	$20
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs not yet paid	$2,169	$—
Vesting of early exercised stock options	$3,346	$183
Issuance of warrant in connection with debt financing	$6,789	$—
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business and Basis of Presentation
Description of Business
Blend Labs, Inc. (the “Company,” “Blend,” “we,” “us,” or “our”) was incorporated on April 17, 2012. The Company offers a cloud-based software platform for financial services firms that is designed to power the end-to-end consumer journey for banking products. The Company’s solutions make the journey from application to close fast, simple, and transparent for consumers, while helping financial services firms increase productivity, deepen customer relationships, and deliver exceptional consumer experiences.
Basis of Presentation, Principles of Consolidation, and Use of Estimates
The accompanying unaudited condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, the unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020, the unaudited condensed consolidated statements of redeemable noncontrolling interest and stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 reflect all adjustments that are of a normal, recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted that would ordinarily be required under U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 15, 2021 (the “Prospectus”).
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported in the financial statements and the notes thereto. Actual results may differ from those estimates. Such estimates include, but are not limited to, estimates of variable consideration, estimates of standalone selling prices of performance obligations in customer contracts with multiple performance obligations, evaluation of contingencies, evaluation of collectability of accounts receivable, determination of reserves for title and escrow losses, determination of period of benefit for deferred contract costs, determination of the incremental borrowing rates used in calculations of lease liabilities, determination of fair value of stock-based compensation, determination of fair value of warrants, valuation of realizability of deferred tax assets, valuation of acquired intangible assets, valuation of the redeemable noncontrolling interest, determination of useful lives of tangible and intangible assets, and assessment of impairment of goodwill and intangible assets.
Initial Public Offering and Capital Structure Change
On July 20, 2021, the Company completed its initial public offering (the “IPO”), with a subsequent partial exercise of the underwriters’ option to purchase additional shares on August 17, 2021. The Company issued and sold an aggregate of 22,468,111 shares of Class A common stock, par value $0.00001, at an offering price of $18.00 per share, and received aggregate net proceeds of $366.7 million, after deducting underwriters' discounts and commissions of $27.3 million and offering expenses of $10.4 million.

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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Upon the effectiveness of the filing of the Amended and Restated Certificate of Incorporation, (i) all outstanding shares of Convertible Preferred Stock converted into 146,872,568 shares of Class A common stock, (ii) all outstanding shares of Class A common stock converted into shares of Class B common stock on a one-for-one basis, (iii) all shares of Class A common stock were reclassified as Class B common stock and all shares of Class B common stock were reclassified as Class A common stock, and (iv) 12,883,331 shares of Class A common stock (as reclassified) beneficially owned by the Co-Founder and Head of Blend were exchanged for an equivalent number of shares of Class B common stock.

At the completion of the IPO, 214,132,175 shares of Class A common stock and 12,883,331 shares of Class B common stock were issued and outstanding. No shares of Class C common stock or preferred stock were issued and outstanding.

The following is a summary of the rights of the holders of the Company’s capital stock:
Common Stock
Subsequent to the IPO, the Company has three classes of authorized common stock: Class A common stock, Class B common stock, and Class C common stock. The rights of the holders of Class A common stock, Class B common stock, and Class C common stock are identical, except with respect to voting and conversion.
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

Voting Rights
Holders of the Class A common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders, holders of the Class B common stock are entitled to 40 votes for each share held on all matters submitted to a vote of stockholders, and holders of the Class C common stock are not entitled to vote on any matter that is submitted to a vote of stockholders, except as otherwise required by law. The holders of the Class A common stock and Class B common stock will vote together as a single class, unless otherwise required by law. At the completion of the IPO, the Co-Founder and Head of Blend held all of the issued and outstanding shares of the Company’s Class B common stock.

No Preemptive or Similar Rights
The Company’s common stock is not entitled to preemptive rights, and is not subject to conversion, redemption or sinking fund provisions.
Right to Receive Liquidation Distributions
If the Company becomes subject to a liquidation, dissolution, or winding-up, the assets legally available for distribution to the Company’s stockholders would be distributable ratably among the holders of the Company’s common stock and any participating preferred stock outstanding at that time, subject to prior satisfaction of all outstanding debt and liabilities and the preferential rights of and the payment of liquidation preferences, if any, on any outstanding shares of preferred stock.

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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Index to Consolidated Financial Statements – Note 2. Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in its Prospectus. There have been no significant changes to these policies during the three and nine months ended September 30, 2021, other than as described below.
Business Combinations
On June 30, 2021, the Company completed its acquisition and obtained control of 90.1% of Title365 (refer to Note 9, “Business Combinations.”) The Company accounts for acquisitions in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquired business are recognized and measured as of the acquisition date at fair value, which is based on best estimates and assumptions as of the acquisition date. Such estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interest in the acquired business exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Transaction costs directly attributable to the acquisition are expensed as incurred. Upon acquisition, the accounts and results of operations of the acquired business are consolidated as of and subsequent to the acquisition date.
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
Redeemable Noncontrolling Interest
The Company’s 90.1% ownership of Title365 results in recognition of 9.9% noncontrolling interest, which represents the minority stockholder’s share of the net income and equity in Title365. The Title365 stockholders agreement includes a provision whereby the Company has a call option to purchase the 9.9% noncontrolling interest at a purchase price equal to the greater of (1) $49.5 million plus an amount of interest calculated using an interest rate of 5.0% per annum compounding annually; or (2) 4.4 multiplied by the trailing 12-month EBITDA multiplied by the noncontrolling interest ownership percentage (the “Title365 Call Option”). The Title365 Call Option is exercisable beginning 2 years following the acquisition closing date. The noncontrolling interest holder also holds an option to compel the Company to purchase the remaining 9.9% noncontrolling interest at a price calculated in the same manner as the Title365 Call Option (the “Title365 Put Option”). The Title365 Put Option is exercisable beginning 5 years following the acquisition closing date. Neither the Title365 Call Option nor the Title365 Put Option have an expiration date. As the Title365 Put Option is not solely within the Company’s control, the Company classified this interest as redeemable noncontrolling interest (“RNCI”) within the mezzanine equity section of the consolidated balance sheets. The RNCI is accreted to the redemption value under the interest method from the acquisition date through the date the Title365 Put Option becomes exercisable. At each balance sheet date, the RNCI is reported at the greater of the initial carrying amount adjusted for the RNCI's share of earnings or losses and other comprehensive income or loss, or its accreted redemption value. The changes in the redemption amount are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. For each reporting period, the entire periodic change in the redemption amount is reflected in the computation of net loss per share under the two-class method as being akin to a dividend. As of September 30, 2021, the redemption amount of the Title365 Put Option as if it was currently redeemable was $50.1 million.
Revenue Recognition
Title365 segment
Title365 is a title insurance agency which offers title, escrow and other trustee services, including title search procedures for title insurance policies, escrow and other closing and settlement services. Title365 also offers title services in connection with a borrower default and with the issuance of home equity lines of credit and home equity loans.

For title insurance services, the Company earns a fee for placing and binding title insurance policies with third-party underwriters that ultimately provide the title insurance policy to the Company’s customers. The Company acts as an agent to place and bind title insurance policies and satisfies its performance obligation upon the closing of the underlying real estate transaction. Revenue related to title insurance is recognized net of the amount of consideration paid to the third-party insurance underwriters.

Escrow fees and fees for other trustee services are primarily associated with managing the closing of real estate transactions, including the processing of funds on behalf of the transaction participants, gathering and recording the required closing documents, and providing notary and other real estate or title-related activities. The transfer of these services is satisfied and revenue is recognized at the closing of the underlying real estate transaction.

Revenue for default title services and home equity services is recognized at the time of delivery of the title report, as the Company has no significant ongoing obligation after delivery.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Title and Escrow Loss Reserve
In the Title365 segment, the Company performs title insurance services and issues a title insurance policy as an agent for a third-party title insurance underwriter. The Company pays part of the title insurance policy fee charged to its customers to the third-party title insurance underwriter as compensation for accepting the risk associated with issuing the title policy. The Company may incur a loss if it does not follow the guidelines outlined in the underwriting agreements, and in certain states, the Company is responsible for the first $5,000 of the underwriter’s loss. Reserves for estimated future losses on policies issued are established at the time the title insurance revenue is recognized in accordance with ASC 450, Contingencies, and are based on claim loss history, industry trends, legal environment, geographic considerations, and the type of title insurance policies written. As of September 30, 2021, title and escrow loss reserves were $1.3 million and are presented within other current liabilities on the unaudited condensed consolidated balance sheets.
Accounts Receivable and Credit Loss Reserves
The Company reports accounts receivable net of the allowance for credit losses, in accordance with ASC 326, Financial Instruments—Credit Losses. ASC 326 requires an entity to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The Company’s estimate of expected credit losses is determined based on expected lifetime loss rates calculated from historical data. As of September 30, 2021 and December 31, 2020, the reserves for expected credit losses were not material.
Segment Information
The Company’s operating segments are defined in a manner consistent with how the Company manages its operations and how the Company’s chief operating decision maker (“CODM”) evaluates the results and allocates the Company’s resources.

Prior to the acquisition of Title365 (refer to Note 9, “Business Combinations”), the Company operated as a single reportable segment as the CODMs, who were the chief executive officer (the Head of Blend) and the president, together reviewed the financial information presented on a consolidated basis to evaluate the Company’s financial performance and make resource allocation decisions. Following the acquisition, the legacy banking platform business (“Blend Platform”) and Title365 operate as two separate reportable segments. In connection with the acquisition and completion of the IPO, the Company changed its internal processes around the assessment of operating segments results and allocation of resources, and determined that subsequent to these transactions, the function of CODM is performed solely by the Head of Blend.
Investment in Non-Marketable Equity Securities
Investment in non-marketable equity securities without readily determinable fair value is recorded at cost, less impairment, if any, plus or minus observable price changes in orderly transactions of an identical or similar investment of the same issuer. At each reporting date, the Company performs a qualitative assessment to evaluate the investment for impairment. If the qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value, the carrying amount of the investment is reduced to its fair value. Any adjustments to carrying value based on observable price changes and impairment charges are recorded in other income (expense), net on the unaudited condensed consolidated statements of operations. As the investment in non-marketable equity securities was acquired in September 2021, in close proximity to the reporting date, the Company determined there is no impairment or adjustments to the carrying value as of September 30, 2021.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities, and trade accounts receivable. The Company maintains its cash equivalents primarily in money market funds and highly liquid investments that are issued or guaranteed by the United States government or its agencies. Collateral is not required for trade accounts receivable.
Title365 has agreements with insurance underwriters authorizing the Company to issue title insurance policies on behalf of the insurance underwriters. During the three months ended September 30, 2021, the policies were underwritten by two title insurance companies, which accounted for approximately 74% and 26%, respectively, of title policy fees earned during the period.
The following customers comprised 10% or more of the Company’s revenue for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2021	2020	2021	2020
A	N/A1	13%	N/A1	13%
B	35%	N/A1	20%	N/A1
(1) revenue from this customer did not exceed 10% for the period presented

The following customers comprised 10% or more of the Company’s trade and unbilled receivables:

Customer	September 30, 2021	December 31, 2020
A	10%	23%
B	29%	N/A [1]
(1) trade and unbilled receivable balance from this customer did not exceed 10% as of the date presented

Escrow or Trust Funds
The Company administers escrow and trust deposits held at third-party financial institutions representing funds received under real estate contracts, escrowed funds received under escrow agreements, and undisbursed amounts received for settlement of mortgage and home equity loans. Cash held by the Company for these purposes was approximately $71.7 million and $2.0 million as of September 30, 2021 and December 31, 2020, respectively. These funds are not considered assets of the Company and, therefore, are not included in the accompanying unaudited condensed consolidated balance sheets; however, the Company remains contingently liable for the disposition of these funds on behalf of its customers.

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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The guidance simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20 that requires entities to account for beneficial conversion features and cash conversion features in equity separately from the host convertible debt or preferred stock. The guidance is effective for the Company for annual reporting periods, and interim reporting periods within those annual periods, beginning January 1, 2024. ASU 2020-06 should be applied on a full or modified retrospective basis and early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-18, Business Combinations: Accounting for Contract Assets and Contract Liabilities with Customers (Topic 805). This guidance requires an acquirer in a business combination to use principles in ASC 606 to recognize and measure contract assets and liabilities rather than fair value. The guidance is effective for the Company for annual reporting periods, and interim reporting periods within those annual periods, beginning January 1, 2023. ASU 2021-18 should be applied retrospectively to all business combinations that have occurred since the beginning of the annual period that includes the interim period of adoption. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Revenue Recognition and Contract Costs
Disaggregation of Revenue
The following table provides information about disaggregated revenue from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Blend Platform revenue:
Mortgage Banking	$27,318	$23,895	$79,131	$54,408
Consumer Banking and Marketplace	6,569	3,130	16,799	8,298
Professional Services	1,194	852	3,088	2,694
Total Blend Platform revenue	35,081	27,877	99,018	65,400
Title365 revenue	54,487	—	54,487	—
Total revenue	$89,568	$27,877	$153,505	$65,400

Mortgage Banking revenue represents revenue related to mortgage transactions processed through the Company’s software platform. Consumer Banking and Marketplace revenue represents revenue that is not directly tied to mortgage banking transactions, such as consumer banking revenue (home equity, personal loans, deposit accounts, and all other consumer banking products), ancillary product revenue (income verification and close products), and marketplace revenue (title, insurance, and realty products). Professional Services revenue represents revenue related to the deployment of the Company’s platform, premium support services, and consulting services. Title365 revenue represents revenue related to title, escrow and other closing and settlement services provided by the Title365 segment.

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

Contract Accounts	Balance Sheet Line Reference	As of September 30, 2021	As of December 31, 2020
		(In thousands)
Contract assets—current	Prepaid expenses and other current assets	$4,768	$7,079
Contract liabilities—current	Deferred revenue, current	$10,028	$13,622
There were no long-term contract assets or deferred revenue as of September 30, 2021 and December 31, 2020.
During the three months ended September 30, 2021 and 2020, the Company recognized $7.1 million and $5.0 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods. During the nine months ended September 30, 2021 and 2020, the Company recognized $12.1 million and $8.5 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods.
During the three months ended September 30, 2021 and 2020, the Company recognized approximately $3.7 million and $6.5 million, respectively, of revenue from performance obligations satisfied in previous periods. During the nine months ended September 30, 2021 and 2020, the Company recognized approximately $10.1 million and $8.0 million, respectively, of revenue from performance obligations satisfied in previous periods. The revenue recognized from performance obligations satisfied in the prior periods primarily related to changes in the transaction price, including changes in the estimate of variable consideration.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Remaining Performance Obligations
As of September 30, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations was $75.0 million. These remaining performance obligations do not include estimates of variable consideration associated with usage-based contracts with termination rights and professional services. The expected timing of recognizing revenue for the transaction price allocated to the remaining performance obligations as of September 30, 2021 was as follows:

(In thousands)
Within one year	$43,528
More than one year but not more than two years	17,459
More than two years	13,988
Total transaction price allocated to the remaining performance obligations	$74,975
Deferred Contract Costs
As of September 30, 2021 and December 31, 2020, total unamortized deferred contract costs were $7.3 million and $10.3 million, respectively, of which $4.0 million and $4.9 million was recorded within prepaid expenses and other current assets and $3.3 million and $5.4 million was recorded within deferred contract costs, non-current, on the unaudited condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.
The amortization of deferred contract costs was $1.3 million and $1.0 million for the three months ended September 30, 2021 and 2020, respectively, and $3.9 million and $2.6 million for the nine months ended September 30, 2021 and 2020, respectively, and is included in sales and marketing expense in the accompanying unaudited condensed consolidated statements of operations.
4. Investments in Marketable Securities and Fair Value Measurements
The carrying amount, unrealized gain and loss, and fair value of investments in marketable securities by major security type were as follows:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$22,154	$—	$—	$22,154	Level 1
Marketable securities:
U.S. treasury and agency securities	251,687	3	(80)	251,610	Level 2
Commercial paper	28,978	2	—	28,980	Level 2
Debt securities	31,914	2	(15)	31,901	Level 2
Certificates of deposit	5,000	—	—	5,000	Level 2
Total marketable securities	317,579	7	(95)	317,491
Restricted cash, non-current:
Certificates of deposit	335	—	—	335	Level 2
Total	$340,068	$7	$(95)	$339,980

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The Company reports its investments in marketable securities at fair value on the unaudited condensed consolidated balance sheets based upon the level of judgment associated with inputs used to measure their fair value. The categories are as follows:

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

The following table summarizes the stated maturities of the Company’s marketable securities:

	September 30, 2021	December 31, 2020
	(In thousands)
Due within one year	$110,579	$110,631
Due after one year through two years	206,912	—
Total marketable securities	$317,491	$110,631

As of September 30, 2021 and December 31, 2020, marketable securities in an unrealized loss position were immaterial, individually and in the aggregate.
The Company determines realized gains or losses on the sale of available-for-sale securities on a specific identification method. The Company did not recognize any impairment due to credit losses during the three and nine months ended September 30, 2021 and 2020.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2021 were as follows:

	Blend Platform	Title365	Total
	(In thousands)
Goodwill as of December 31, 2020	$—	$—	$—
Business combinations	—	286,977	286,977
Goodwill as September 30, 2021	$—	$286,977	$286,977
Intangible Assets
Intangible assets consisted of the following:

	Weighted Average Remaining Amortization	September 30, 2021	December 31, 2020
	(In Years)	(In thousands)
Intangible assets subject to amortization:
Acquired customer relationships	11	$192,000	$—
Internally developed software	< 1	11,391	11,391
Domain name	10	210	210
Less: accumulated amortization		(15,816)	(10,393)
Total finite-lived intangible assets, net		187,785	1,208
Indefinite-lived intangible assets:
Acquired licenses		2,000	—
Total intangible assets, net		$189,785	$1,208

Amortization of intangible assets for the three months ended September 30, 2021 and 2020 was $4.3 million and $0.5 million, respectively. Amortization of intangible assets for the nine months ended September 30, 2021 and 2020 was $5.4 million and $2.4 million, respectively.
Total future amortization expense as of September 30, 2021 was as follows:

Year ending December 31,	(In thousands)
2021 (remainder of the year)	$4,368
2022	17,472
2023	17,472
2024	17,472
2025	17,472
Thereafter	113,529
Total future amortization expense	$187,785
6. Significant Balance Sheet Components
Prepaid Expenses and Other Current Assets

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Prepaid expenses and other current assets consisted of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
Contract assets	$4,768	$7,079
Deferred contract costs	4,020	4,855
Prepaid insurance	9,705	345
Prepaid other	7,770	3,780
Preferred stock warrant exercise receivable	—	2,158
Recording fee advances	6,629
Other current assets	4,372	1,051
Total prepaid expenses and other current assets	$37,264	$19,268

Property and Equipment, Net
Property and equipment, net, consisted of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
Computer and software	$7,212	$2,277
Furniture and fixtures	1,412	1,094
Leasehold improvements	4,357	4,455
Total property and equipment, gross	12,981	7,826
Accumulated depreciation and amortization	(4,569)	(3,232)
Total property and equipment, net	$8,412	$4,594
Depreciation expense for the three months ended September 30, 2021 and 2020 was $0.7 million and $0.3 million, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $1.3 million and $0.8 million, respectively.
Note Receivable
In January 2021, the Company made a $3.0 million investment in a privately-held company via a convertible promissory note. Interest accrues at 2% per annum and outstanding principal and accrued interest is due and payable at the earliest of (i) 60 months from the execution of the note, (ii) an initial public offering, or (iii) change in control, unless otherwise converted to shares of the issuer. The outstanding principal and unpaid accrued interest are convertible into 4,500,000 shares of the issuer’s Series Seed Preferred Stock at the option of the issuer, upon a change in control, upon the issuer’s initial public offering, or upon a qualified equity financing. The conversion option is not bifurcated from the promissory note as the option does not meet the net settlement criteria of a derivative instrument definition due to the option not being readily convertible to cash. The Company also has a call option to merge the issuer with the Company for aggregate consideration of $500.0 million. The value of the call option was determined to be inconsequential. The note receivable is presented within other non-current assets on the unaudited condensed consolidated balance sheet as of September 30, 2021.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Investments in Non-Marketable Equity Securities
In September 2021, the Company made an equity investment in the amount of $2.5 million in a privately-held company in exchange for 103,611 shares of Series Growth 1a Preferred Stock. This investment in the equity securities without readily determinable fair value was initially recorded at cost. Subsequently, this investment is measured at cost, less impairment, if any, plus or minus observable price changes in orderly transactions of an identical or similar investment of the same issuer. There were no impairments or adjustments for observable price changes for the three and nine months ended September 30, 2021. This investment is presented within other non-current assets on the unaudited condensed consolidated balance sheets.
Other Current Liabilities
Other current liabilities consisted of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
Accrued expenses	$4,764	$2,477
Accrued interest	3,306	—
Accrued professional fees	5,930	701
Accrued connectivity fees	3,023	2,833
Operating lease liabilities, current portion	4,161	2,580
Payable to noncontrolling interest holder of Title365(1)	9,999	—
Other	2,202	319
Total other current liabilities	$33,385	$8,910
(1) Payable to noncontrolling interest holder of Title365 consisted of the net amount due based on the final purchase price adjustments (refer to Note 9, “Business Combinations”) and the liability arising from the services provided under the transition services agreement.
Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
Deferred tax liabilities	$604	$—
Early exercise liability	8,822	322
Payroll tax liabilities	3,189	3,053
Total other long-term liabilities	$12,615	$3,375
7. Leases
The Company leases its facilities under non-cancelable operating leases with various expiration dates. Leases may contain escalating payments. Restricted cash that is not available for use in operations consists of collateral for standby letters of credit related to the Company’s office lease facilities. Restricted cash balances related to lease obligations as of September 30, 2021 and December 31, 2020 were $5.0 million and $5.2 million, respectively.
The Company’s operating lease fixed costs were $1.4 million and $0.9 million for the three months ended September 30, 2021 and 2020, and $3.0 million and $2.5 million for the nine months ended September 30, 2021 and 2020, respectively.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s operating lease variable costs were $0.5 million and $0.6 million for the three months ended September 30, 2021 and 2020, and $1.4 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively. Variable lease costs are primarily comprised of maintenance costs and are determined based on the actual costs incurred during the period. Variable lease payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.
The Company’s sublease income for the three and nine months ended September 30, 2021 was not significant. The Company’s sublease income for the three and nine months ended September 30, 2020 was $0.2 million and $0.7 million, respectively, which is recorded within other income (expense), net, on the unaudited condensed consolidated statements of operations and comprehensive loss.
As of September 30, 2021 and December 31, 2020, the weighted average remaining operating lease term was 4.1 years and 5.1 years, respectively. The weighted average discount rate used to estimate operating lease liabilities for leases that existed as of September 30, 2021 and December 31, 2020 was 7.0% and 6.6%, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $3.1 million and $2.7 million for the nine months ended September 30, 2021 and 2020, respectively.
As of September 30, 2021, maturities of operating lease liabilities were as follows:

Year ending December 31,	(In thousands)
Remainder of 2021	$1,694
2022	4,731
2023	4,907
2024	4,740
2025	2,945
Thereafter	1,369
Total lease payments	20,386
Less: imputed interest	(2,636)
Total operating lease liabilities	$17,750

8. Commitments and Contingencies
From time to time and in the normal course of business, the Company may be subject to various legal matters, such as threatened or pending claims or proceedings. There were no such material matters as of September 30, 2021 or December 31, 2020.
9. Business Combinations
On June 30, 2021, the Company acquired 90.1% of the shares of common stock of Title365, an underwritten title insurance company engaged in the business of selling title insurance policies and escrow services throughout the United States, from Mr. Cooper Group Inc (“Mr. Cooper”). The Title365 acquisition will enable the Company’s customers to streamline the title, settlement, and closing process at scale for mortgages, home equity lines of credit, and home equity loans.
The estimated purchase consideration as of the closing date was $421.1 million, which is subject to the post-closing adjustments based on the provisions of the purchase agreement. The cash portion of estimated consideration in the amount of $420.2 million was transferred on July 1, 2021; however, all closing conditions were satisfied and the control over Title365 transferred to the Company on June 30, 2021. The post-closing adjustments were finalized as of September 30, 2021, resulting in the total purchase price of $417.7 million, of which $416.8 million was cash consideration.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The preliminary purchase price allocation is as follows:

	June 30, 2021 (as previously reported)	Measurement Period Adjustments	June 30, 2021 (as adjusted)
Preliminary identifiable assets acquired and liabilities assumed	(In thousands)
Cash and cash equivalents	$16,500	$—	$16,500
Trade and other receivables	19,783	(5,935)	13,848
Prepaid expenses and other current assets	7,703	—	7,703
Property and equipment, net	4,031	18	4,049
Operating lease right-of-use assets	3,520	—	3,520
Intangible assets	194,000	—	194,000
Restricted cash, non-current	335	—	335
Accounts payable	(1,165)	—	(1,165)
Accrued compensation	(3,387)	—	(3,387)
Other current liabilities	(10,911)	—	(10,911)
Operating lease liabilities, non-current	(1,963)	—	(1,963)
Other long-term liabilities	(45,907)	—	(45,907)
Net identifiable assets	182,539	(5,917)	176,622
Redeemable noncontrolling interest	(46,266)	370	(45,896)
Goodwill	284,798	2,179	286,977
Total purchase consideration	$421,071	$(3,368)	$417,703

	June 30, 2021 (as previously reported)	Measurement Period Adjustments	June 30, 2021 (as adjusted)
Fair value of consideration transferred	(In thousands)
Cash consideration	$420,216	$(3,368)	$416,848
Fair value of replacement share-based payment awards	855	—	855
Total purchase consideration	$421,071	$(3,368)	$417,703

The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net identifiable assets acquired was allocated to goodwill, which is not expected to be deductible for tax purposes. The goodwill, which was recorded to the Title365 segment, predominantly arises due to synergies the Company expects to achieve through integration of Title365 with the Company’s existing software platform, enabling financial services firms to automate title commitments and streamline communication with consumers and settlement teams.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The acquired intangible assets consist of the following:

	Fair Value	Estimated Useful Life
	(In thousands)	(In years)
Customer relationships	$192,000	11
Licenses	2,000	Indefinite
Total intangible assets	$194,000

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

The preliminary fair value of the redeemable noncontrolling interest in Title365 was determined based on the selling stockholder’s interest in the estimated fair value of Title365 as of the transaction date. The Company is currently evaluating the fair value of the redeemable noncontrolling interest, and the final amount may significantly differ from the preliminary estimate.

Measurement period adjustments recorded in the three months ended September 30, 2021 reflect finalization of the cash portion of purchase consideration related to the final working capital calculations in accordance with the stock purchase agreement, which impacted the amounts allocated to goodwill and redeemable noncontrolling interest. Measurement period adjustments were also recorded to the purchase price allocated to trade and other receivables related to changes in amounts due from the 9.9% noncontrolling interest holder of Title365.

The allocation of purchase price to acquired net identifiable assets, including intangible assets, is preliminary due to ongoing evaluation of the fair value of the acquired net assets and the redeemable noncontrolling interest. In addition, the review of tax returns that provide the underlying tax basis of Title365 assets and liabilities is not yet complete, thus the provisional measurements of fair value of deferred tax liabilities set forth above are subject to change. The Company expects to finalize the allocation of the purchase price as soon as practical, but not later than one year from the acquisition date.

The Company has incurred transaction costs of approximately $8.5 million in the nine months ended September 30, 2021, which were recorded in general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.

The results of operations of Title365 have been included in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss from the acquisition date. Title365 revenue since the acquisition date through September 30, 2021 was approximately $54.5 million, and Title365 net income was approximately $6.0 million.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Revenues(1)	$89,568	$84,789	$292,779	$217,373
Net loss	(75,763)	(9,684)	(119,958)	(22,552)
Net income attributable to redeemable noncontrolling interest	1,227	909	2,651	884
Net loss attributable to Blend Labs, Inc.	(76,990)	(10,593)	(122,609)	(23,436)
(1) As part of the Company’s evaluation of Title365 accounting policies post-acquisition, Title365 revenue was adjusted to be presented net of insurance premiums paid to the underwriters, in accordance with Principal vs. Agent considerations included in ASC 606, Revenue Recognition.

10. Debt Financing

Debt consisted of the following:

September 30, 2021
(In thousands)
Term Loan - principal	$225,000
Term Loan - exit fee	4,500
Less: unamortized debt discounts and issuance costs	(16,338)
Total debt	$213,162

On June 30, 2021, in connection with the closing of the acquisition of Title365, the Company entered into a credit agreement (the “Credit Agreement”), which provides for a $225.0 million senior secured term loan (the “Term Loan”) and a $25.0 million senior secured revolving credit facility (the “Revolving Facility”). The Revolving Facility includes $10.0 million sublimit for the issuance of letters of credit. The Revolving Facility also includes a swingline sub-facility (the “Swingline Facility”) that accommodates same-day borrowing of base rate loans. The sublimit for the Swingline Facility is $5.0 million.

The Term Loan was fully drawn at closing to provide, in part, the cash consideration paid in connection with the acquisition of Title365. The Term Loan was funded and the cash consideration was transferred on July 1, 2021. The Revolving Facility remained available and undrawn as of September 30, 2021.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

In addition to paying interest on amounts outstanding under the Term Loan and the Revolving Facility, the Company is required to pay a commitment fee of 0.50% per annum of the unused commitments under the Revolving Facility. The Company is also required to pay letter of credit fees, customary fronting fees, and other customary documentary fees in connection with the issuance of letters of credit.

The Company incurred approximately $5.7 million of debt issuance costs in connection with the Term Loan, which have been deferred and presented as a reduction of long-term debt. Debt issuance costs related to the Revolving Facility amounted to $0.5 million and are presented within other current assets on the unaudited condensed consolidated balance sheet as of September 30, 2021.

In connection with the Credit Agreement, the Company issued a Series G preferred stock warrant to purchase 598,431 shares of Class A common stock if exercised after an IPO (refer to Note 11, “Warrants,” for detail). The proceeds from the issuance of debt were allocated between the Term Loan and the warrant based on their relative fair values, resulting in a debt discount of approximately $6.8 million for the amount allocated to the warrant and accounted for as paid-in capital.

Under the terms of the Credit Agreement, the lender is entitled to an exit fee in an amount equal to 2.00% of the signing date term facility commitment. The exit fee resulted in an additional debt discount of $4.5 million. The exit fee shall be due and payable on the earliest to occur:

a)    The maturity date of the Term Loan;
b)    The date on which all amounts then outstanding under the Term Loan are paid in full;
c)    The acceleration of the obligations with respect to the Term Loan for any reason;
d)    Any event of default as defined by the Term Loan; and
e)    Any repayment resulting from or in connection with a change of control.

Including the impact of the deferred debt issuance costs and the debt discounts resulting from the exit fee and the warrant, the effective interest rate on the Term Loan was approximately 10.20% at September 30, 2021. Debt issuance costs, debt discounts, and the Revolving Facility issuance costs are being amortized as interest expense over the term of the Credit Agreement.

The fair value of debt as of September 30, 2021 approximates the face value of the principal amount outstanding.

The Term Loan and Revolving Facility will mature on June 30, 2026, and the full principal amount of each is due at maturity. No amortization payments are required with respect to either the Term Loan or the Revolving Facility.

The obligations under the Credit Agreement are guaranteed by all of the Company’s domestic subsidiaries (other than Title365 and its direct and indirect subsidiaries, and subject to certain thresholds and other exceptions), and secured by a lien on substantially all of the Company’s and its subsidiaries’ assets (other than the equity issued by, and the assets of, Title365 and its direct and indirect subsidiaries, and subject to certain thresholds and other exceptions).

The Credit Agreement contains certain customary affirmative and negative covenants, which, in the event of default, may require a mandatory prepayment of amounts due thereunder. The Credit Agreement also contains a minimum liquidity covenant. As of September 30, 2021, the Company was in compliance with these covenants.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Warrants
In March 2018, the Company issued five performance-based warrant awards to purchase up to 2,111,997 shares of Series D Convertible Preferred Stock and 4,317,725 shares of Series D-1 Convertible Preferred Stock to the same investor. These awards vest upon satisfaction of certain customer referrals and referred revenue targets. During the nine months ended September 30, 2020, no warrants were exercised. During the nine months ended September 30, 2021, the investor exercised 421,039 shares of Series D warrants and 1,654,276 shares of Series D-1 warrants for total proceeds of $8.0 million. Upon the effectiveness of the IPO, all outstanding shares of Convertible Preferred Stock converted into shares of Class A common stock.

In March 2021, the Company’s board of directors approved an amendment to one of the Company’s outstanding performance-based preferred stock warrants to purchase up to 1,269,919 shares of Series D-1 with an exercise price of $3.937257 per share in which the performance period and expiration date were extended from March 2021 to September 2021. As of the modification date, there were no warrants vested and exercisable, and the modification did not result in incremental expense as the Company determined that the performance criteria was not probable of being achieved. As of September 30, 2021, all performance-based warrant awards had expired.

On July 2, 2021, in connection with the Credit Agreement, the Company issued an immediately exercisable Series G preferred stock warrant to purchase 598,431 shares of Class A common stock at an exercise price per share of $13.827822. The terms of the warrant agreement provide the holder with an option to net settle if the fair value of Series G Convertible Preferred Stock (or Class A common stock if exercised after an IPO) is greater than the exercise price. The net shares to be issued in a cashless exercise are based on the fair value of the Company’s Class A common stock at the time the warrants are exercised. As of September 30, 2021, the warrant has not been exercised. The warrant will expire 10 years from the issue date.
12. Stock-Based Compensation
2012 Stock Option Plan
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
2021 Equity Incentive Plan
In July 2021, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective on July 14, 2021. The Company’s 2012 Stock Plan was terminated immediately prior to the effectiveness of the 2021 Plan.

The 2021 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), and performance awards to the Company’s employees, directors, and consultants and the Company’s parent and subsidiary corporations’ employees and consultants.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Subject to the adjustment provisions of and the automatic increase described in the 2021 Plan, a total of 23,000,000 shares of the Company’s Class A common stock were reserved for issuance pursuant to the 2021 Plan, plus 36,101,718 shares of the Company’s Class A common stock reserved for future issuance under the 2012 Stock Plan. Subject to the adjustment provisions of the 2021 Plan, the number of shares available for issuance under the 2021 Plan will also include an annual increase on the first day of each fiscal year beginning on January 1, 2022, equal to the least of (a) 34,500,000 shares of Class A common stock, (b) 5% of the total number of shares of all classes of the Company’s common stock outstanding on the last day our immediately preceding fiscal year, or (c) such other amount as the Company’s board of directors (or its committee) may determine.

A summary of the stock option activity is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(In thousands)		(In years)	(In thousands)
Balance as of December 31, 2020	33,750	$1.74	7.95	$175,444
Granted	13,374	12.33
Exercised	(12,473)	1.91
Cancelled and forfeited	(1,734)	6.20
Balance as of September 30, 2021	32,917	$5.72	8.24	$268,432

Vested and exercisable as of September 30, 2021	9,743	$1.74	6.45	$114,565

The weighted average grant-date fair value of options granted during the three months ended September 30, 2021 and 2020 was $5.92 and $2.53 per share, respectively. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2021 and 2020 was $6.42 and $1.53 per share, respectively.

The aggregate intrinsic value of options exercised during the three months ended September 30, 2021 and 2020 was $3.2 million and $0.5 million, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2021 and 2020 was $144.2 million and $11.4 million, respectively.

The estimated grant date fair values of the employee stock options granted under the 2012 and 2021 Plan were calculated using the Black-Scholes Merton Option pricing model, based on the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected term (years)	5.97	5.70	5.95	5.89
Expected volatility	32.76%	32.47%	32.85%	35.53%
Risk-free interest rate	0.92%	0.34%	1.03%	0.60%
Expected dividend yield	—	—	—	—
Risk-Free Interest Rate. The risk-free interest rate is based on U.S. treasury zero-coupon issues with remaining terms similar to the expected term of the options at the date of grant.
Expected Term. The expected term represents the period that the Company’s share-based awards are expected to be outstanding. The expected term assumptions were determined based on the vesting terms, exercise terms, and contractual lives of the options.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Expected Dividend Yield. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.
Expected Volatility. Expected volatility of the stock is based on the average historical volatility of the Company’s peer group after consideration of their size, maturity, profitability, growth, risk, and return on investment as the Company has limited historical volatility.
Fair Value. Prior to the IPO, the Company’s board of directors and in part based upon a valuation provided by a third-party valuation firm, determined the fair value of the Company’s common stock in connection with the grant of stock options and stock awards. Due to there being no public market for the Company’s common stock, its board of directors considered the third-party valuation and other factors, including but not limited to, secondary sales of the Company’s common stock, revenue growth, the current status of its operations, its financial condition, its stage of development, and its competition to establish the fair market value of the Company’s common stock at the time of grant of the stock option or stock award. For grants issued subsequent to the Company’s IPO, the Company used the closing market price of its stock on the date of grant.

As of September 30, 2021, the total unrecognized stock-based compensation expense for stock options issued under the 2012 Plan and the 2021 Plan was approximately $87.0 million, which is expected to be recognized over a weighted average period of 3.10 years.
Early Exercise of Common Stock Options
The Company’s board of directors has authorized certain stock option holders to exercise unvested options to purchase shares of Class A common stock. Shares received from such early exercises are subject to repurchase in the event of the optionee’s termination of service as a service provider (as defined in the 2012 Plan and the 2021 Plan), at the original issuance price, until the options are fully vested.

As of September 30, 2021 and December 31, 2020, 2,449,087 and 162,317 shares of Class A common stock and pre-IPO Class B common stock, respectively, were subject to repurchase. As of September 30, 2021 and December 31, 2020, the cash proceeds received for unvested shares of Class A common stock and pre-IPO Class B common stock, respectively, recorded within Other long-term liabilities in the unaudited condensed consolidated balance sheets were $8.8 million and $0.3 million.

Restricted Stock Units

A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted average grant date fair value per share
	(In thousands)
Balance as of December 31, 2020	—	$—
Granted	129	16.35
Balance as of September 30, 2021	129	$16.35

As of September 30, 2021, there was $2.0 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 0.9 years.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Non-Plan Co-Founder and Head of Blend Options
In March 2021, the Company’s board of directors granted to its Co-Founder and Head of Blend a stand-alone stock option issued outside of the 2012 Plan covering a maximum of 26,057,181 shares of Class B common stock with an exercise price of $8.58 per share. The award has a 15-year term (subject to earlier termination when shares subject to the award are no longer eligible to vest) and vests upon the satisfaction of a service condition, liquidity event-related performance condition, and performance-based market conditions.

The terms of the award stipulated that if an IPO is completed within 15 months of the date of grant, the first tranche of 1,954,289 shares will vest. The remaining tranches of shares will vest dependent on performance goals tied to the Company’s stock price hurdles with specified expiration dates for each tranche.

On June 30, 2021, the Company’s board of directors approved a modification to the Co-Founder and Head of Blend award related to market-based performance targets that impact the Company stock price hurdles. The impact of the modification did not result in stock-based compensation expense as of the modification date as the satisfaction of the IPO performance condition was not probable at that time.

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

In July 2021, the first tranche of 1,954,289 shares of the Co-Founder and Head of Blend stock option award vested upon completion of the IPO. Upon the completion of the IPO, the Company recognized $24.0 million in stock-based compensation expense related to this tranche, and additional catch up expense of $5.7 million related to the remaining tranches. The total stock-based compensation expense recognized for this award for the three and nine months ended September 30, 2021 was $33.8 million. The total unrecognized compensation expense related to the award for all tranches was $50.9 million as of September 30, 2021, which will be recognized over an estimated weighted average remaining period of 3.5 years.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock-Based Compensation Expense
The Company’s stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Cost of revenue	$246	$21	$461	$58
Research and development	3,685	75	7,903	3,289
Sales and marketing	1,836	505	5,133	2,790
General and administrative	37,657	498	40,552	1,603
Total	$43,424	$1,099	$54,049	$7,740

Included in stock-based compensation expense are amounts related to the sale of employee stock on the secondary market to existing investors at a price above fair market value at the time of the sale. Stock-based compensation related to the secondary sales, which represents the amount paid to purchase shares of the Company’s common stock in excess of fair value, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Research and development	—	—	325	1,508
Sales and marketing	195	—	300	1,448
General and administrative	—	15	166	445
Total	$195	$15	$791	$3,401

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
Employee Note

In November 2018, an executive was issued a partial-recourse promissory note (the “Employee Note”) in the amount of $2.7 million in order to exercise a stock-based compensation award for 4,000,000 shares subject to vesting conditions. The Employee Note had a maturity date of November 19, 2025 and bore an interest rate of 3.04% per annum. The employee had the right to prepay the Employee Note at any time, without penalty. The Company recorded $2.7 million as contra-equity in 2018. On June 17, 2021, the Employee Note was repaid in full, inclusive of the principal amount and accrued interest of approximately $2.9 million, and there were no shares of common stock remaining related to this award that were subject to vesting conditions as of September 30, 2021.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. Income Taxes
The Company recorded a provision for income taxes of $0.3 million for the three months ended September 30, 2021 and an income tax benefit of $45.0 million for the nine months ended September 30, 2021. The Company recorded a provision for income taxes of $7 thousand and $20 thousand for the three and nine months ended September 30, 2020, respectively. For the nine months ended September 30, 2021, the benefit for income taxes consisted of a benefit associated with the partial release of Blend’s historical valuation allowance resulting from the recognition of a deferred tax liability in connection with the Title365 acquisition. The deferred tax liability resulted primarily from the allocation of a portion of the purchase consideration to non-deductible identifiable intangible assets consisting of customer relationships and licenses. For the three and nine months ended September 30, 2020, the provision for income taxes consisted primarily of U.S. state income taxes.

The Company reassessed the ability to realize deferred tax assets by considering the available positive and negative evidence. As of September 30, 2021, the Company concluded that its net deferred tax assets are not more-likely-than-not to be realized and maintained a full valuation allowance against such net deferred tax assets.

As of September 30, 2021, the Company files tax returns in the U.S. federal and various state jurisdictions. Due to the Company’s U.S. net operating loss carryforwards, its income tax returns generally remain subject to examination by federal and most state tax authorities.
14. Net Loss Per Share

The Company computes net loss per share using the two-class method required for multiple classes of common stock. The Company has three classes of authorized common stock for which voting rights differ by class.

Basic net loss per share is computed by dividing net loss attributable to each class of stockholders by the weighted average number of shares of stock outstanding during the period, adjusted for options early exercised and subject to repurchase.

For the calculation of diluted net loss per share, net loss per share attributable to the Company for basic net loss per share is adjusted by the effect of dilutive securities, including awards issued under the Company’s equity compensation plans. Diluted net loss per share attributable to the Company is computed by dividing the resulting net loss attributable to the Company by the weighted average number of fully diluted common shares outstanding.

In connection with the IPO, upon the effectiveness of the filing of the Amended and Restated Certificate of Incorporation, all shares of the Company’s pre-IPO Class A common stock were reclassified as Class B common stock and all shares of the Company’s pre-IPO Class B common stock were reclassified as Class A common stock. All weighted average common stock outstanding and net loss per share amounts presented within these unaudited condensed consolidated financial statements have been adjusted to reflect this reclassification on a retroactive basis for all periods presented.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the calculation of basic and diluted net loss per share for Class A and Class B common stock. No shares of Class C common stock were issued and outstanding during the periods presented.

	Three Months Ended September 30,
	2021		2020
	Class A Common	Class B Common	Class A Common	Class B Common
	(In thousands, except per share data)
Numerator:
Net loss attributable to Blend Labs, Inc.	$(71,857)	$(5,068)	$(10,529)	$(4,679)
Denominator:
Weighted average common stock outstanding, basic and diluted	186,989	13,187	27,528	12,232
Net loss per share attributable to Blend Labs, Inc.:
Basic and diluted	$(0.38)	$(0.38)	$(0.38)	$(0.38)

	Nine Months Ended September 30,
	2021		2020
	Class A Common	Class B Common	Class A Common	Class B Common
	(In thousands, except per share data)
Numerator:
Net loss attributable to Blend Labs, Inc.	$(84,058)	$(14,168)	$(39,452)	$(19,181)
Denominator:
Weighted average common stock outstanding, basic and diluted	85,272	14,373	25,965	12,624
Net loss per share attributable to Blend Labs, Inc.:
Basic and diluted	$(0.99)	$(0.99)	$(1.52)	$(1.52)

The following potential shares of common stock were excluded from the computation of diluted net earnings per share attributable to the Company for the periods presented because including them would have been antidilutive as the Company has reported net loss for each of the periods presented:

	As of September 30,
	2021	2020
	(In thousands)
Outstanding stock options	32,917	34,158
Early exercised options subject to repurchase	2,449	145
Options exercised via promissory note	—	4,000
Non-plan Co-Founder and Head of Blend options	26,057	—
Unvested restricted stock units	129	—
Common stock warrants	598	2,807
Convertible Preferred Stock warrants	—	6,009
Founders Convertible Preferred Stock	—	1,026
Convertible Preferred Stock	—	121,831
Total antidilutive securities	62,150	169,976

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

15. Segment Information

The Company’s operating segments are defined in a manner consistent with how the Company manages its operations and how the Company’s CODM evaluates the results and allocates the Company’s resources.

Segment profit, which is the measure used by the Company’s CODM to evaluate the performance of and allocate resources to its segments, is calculated as segment revenue less segment cost of revenue. The Company does not evaluate performance or allocate resources based on segment assets, and therefore, such information is not presented.

The following table provides information about each reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Segment revenue:
Blend Platform	$35,081	$27,877	$99,018	$65,400
Title365	54,487	—	54,487	—
Total revenue	$89,568	$27,877	$153,505	$65,400

Segment gross profit:
Blend Platform	$22,489	$18,395	$63,206	$39,895
Title365	17,838	—	17,838	—
Total gross profit	40,327	18,395	81,044	39,895

Operating expenses:
Research and development	25,518	13,820	63,476	40,316
Sales and marketing	21,957	12,176	56,093	37,163
General and administrative	59,024	7,748	94,488	21,656
Amortization of acquired intangible assets	4,364	—	4,364	—
Total operating expenses	110,863	33,744	218,421	99,135
Loss from operations	(70,536)	(15,349)	(137,377)	(59,240)
Interest expense	(5,615)	—	(5,615)	—
Other income (expense), net	121	148	383	627
Loss before income taxes	$(76,030)	$(15,201)	$(142,609)	$(58,613)

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
Recent Developments
Acquisition of Title365
We are continually seeking to enhance the end-to-end banking journeys we power through our software platform. To accelerate the adoption of innovations in our mortgage and home equity products, on June 30, 2021 we acquired 90.1% ownership of Title365, a leading title insurance agency that offers title, escrow and other trustee services, from Mr. Cooper Group Inc. Title365 will enable our customers to streamline the title, settlement, and closing process at scale for mortgages, home equity lines of credit, and home equity loans.

Initial Public Offering
On July 20, 2021, we completed our IPO, with a subsequent partial exercise of the underwriters’ option to purchase additional shares on August 17, 2021. We issued and sold an aggregate of 22,468,111 shares of Class A common stock, par value $0.00001, at an offering price of $18.00 per share. We received aggregate net proceeds of $366.7 million, after deducting underwriters' discounts and commissions of $27.3 million and offering expenses of $10.4 million.

COVID-19
As a result of the COVID-19 pandemic, we temporarily closed our offices, required our employees and contractors to work remotely, and implemented travel restrictions, all of which represent a significant disruption in how we operate our business. The operations of our prospects, partners, and customers have likewise been disrupted. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the duration and spread of the outbreak and the extent and effectiveness of containment actions, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. We believe that demand for our software platform and our results of operations have not been adversely affected by the COVID-19 pandemic thus far. Throughout the COVID-19 pandemic, we have continued to partner with our financial services customers to expand the scope and availability of products through our software platform. For the nine months ended September 30, 2021, we have seen a 63% increase in transactions on our software platform compared to the same period in 2020, and we attribute a portion of this increase to the accelerating need for digital transformation at financial services firms.
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
Key Business Metrics

Number of Transactions
Our success depends in part on increasing the volume of mortgage and consumer transactions that take place on our software platform. This occurs as we add new customers and complete more transactions with existing customers, including when our existing customers adopt additional products. Our software platform is built to be extensible, modular, and configurable, so that our customers can easily utilize our pre-built workflow technology, our marketplaces, and our integrations with technology, data, and service providers. We design our new offerings to be highly complementary to existing ones in order to increase the speed of adoption and efficiently scale our revenue. This increasing attachment contributes further to our growth.

The following tables set forth our key business metrics:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Blend Platform banking transactions:
Mortgage banking transactions(1)	441	402	1,350	889
Consumer banking transactions(1)	84	20	208	68
Total Blend Platform banking transactions	525	422	1,558	957
(1) Includes estimated transactions for funded loans not yet reported for the third quarter 2021.

Key Components of Results of Operations
Revenue
We generate revenue from fees paid by customers to access our platform. Fees are assessed based on completed transactions, such as a funded loan, new account opening, or closing transaction. We do not charge for abandoned applications or rejected applications, even though they cause us to incur costs related to these applications. Arrangements with our customers do not provide the contractual right to take possession of our software at any point in time. Revenue is recognized when access to our platform is provisioned to our customers for an amount that reflects the consideration we expect to be entitled to in exchange for those services. To a lesser extent, we generate revenue from professional services related to the deployment of our platform, premium support services, and consulting services. We also have generated an immaterial amount of revenue through commissions or service fees when consumers use our Blend Platform integrated marketplaces to select a real estate agent, property and casualty insurance carrier, or title and settlement services entity.
Our customers have the ability to access our platform under subscription arrangements, in which customers commit to a minimum number of completed transactions at specified prices over the contract term, or under usage-based arrangements, in which customers pay in arrears a variable amount for completed transactions at specified prices. Our subscription arrangements are generally noncancelable, and we may also earn additional overage fees if the number of completed transactions exceeds the contractual amounts. Our usage-based arrangements generally can be terminated at any time by the customer. We recognize revenue ratably for our subscription arrangements because the customer receives and consumes the benefits of our platform throughout the contract period. We recognize fees for usage-based arrangements as the completed transactions are processed using our platform. Revenue from usage-based arrangements represented 17% for the nine months ended September 30, 2021 and 12% of our revenue for nine months ended September 30, 2020.

In connection with the acquisition of Title365, beginning in the third quarter of 2021, we also earn revenue from title search services for title insurance policies, escrow and other closing and settlement services. In performing title search services, we act as an agent to place and bind title insurance policies with third-party underwriters that ultimately provide the title insurance policy to our customers. Revenue related to title insurance is recognized net of the amount of consideration paid to the third-party insurance underwriters. Our revenues from escrow, closing and settlement services are primarily associated with managing the closing of real estate transactions, including the processing of funds on behalf of the transaction participants, gathering and recording the required closing documents, and providing notary and other real estate or title-related activities. Revenue related to these services is recognized at the closing of the underlying real estate transaction. We also offer title services in connection with a borrower default and with the issuance of a home equity lines of credit and home equity loans. Revenues for default title services and home equity services are recognized at the time of delivery of the title report.

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
Cost of Revenue
Cost of revenue consists primarily of costs of subscribed hosting, support, and professional services. Costs of subscribed hosting services and support revenue consist primarily of expenses related to hosting our services, third-party fees related to platform connectivity services, which include verification of income, assets, and employment, software licenses, amortization of internal use software development costs, and expenses related to providing support to our customers. Costs of professional services consist primarily of personnel-related expenses, including stock-based compensation expense, expenses associated with delivering implementation and other services, travel expenses, and allocated overhead costs. For each application submission, we incur third-party costs as described above, including costs for incomplete transactions for which we do not charge fees to our customers. The timing of those costs may not be aligned with the revenue recognized. We expect our cost of revenue to continue to increase in dollar amounts as we grow our business and revenue and decrease as a percentage of our revenue over the long term as we achieve greater scale in our business, although the percentage may fluctuate from period to period.

In connection with the acquisition of Title365, beginning in the third quarter of 2021, cost of revenue also consists of costs of title, escrow and other trustee services, which represent primarily personnel-related expenses of our Title365 segment as well as title abstractor, notary, and recording service expense provided by external vendors.

In addition, in future periods, due to our acquisition of Title365, we expect that cost of revenue will increase significantly in dollar amounts and that cost of revenue as a percentage of revenue will increase in the near term.
Operating Expenses
Research and Development
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

In addition, in future periods, we expect that research and development expenses will increase significantly in dollar amounts. We expect, however, that our research and development expenses will decrease as a percentage of revenue over the longer term.

Sales and Marketing
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

In addition, in future periods, we expect that sales and marketing expenses will increase significantly in dollar amounts due to expansion of our business and product line. We expect, however, that our sales and marketing expenses will decrease as a percentage of revenue over the longer term.

General and Administrative
General and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation expense (which includes amounts related to the stand-alone stock option award granted to our Co-Founder and Head of Blend and amounts in excess of fair market value in connection with secondary sales by our then-current and former employees), for our finance, accounting, legal and compliance, human resources, and other administrative teams as well as for certain executives and professional fees, including audit, legal and compliance, and recruiting services. We expect to increase the size of our general and administrative function to support the growth of our business. Following our IPO, which was completed in July 2021, we expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to publicly listed companies and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In addition, as a public company, we expect to incur increased expenses in the areas of insurance, investor relations, internal audit, and professional services. As a result, we expect the dollar amount of our general and administrative expenses to increase for the foreseeable future. We expect, however, that our general and administrative expenses will decrease as a percentage of our revenue over the long term, although the percentage may fluctuate from period to period depending on the timing and extent of our general and administrative expenses.

In addition, in future periods, due to our acquisition of Title365, we expect that general and administrative expenses will increase significantly in dollar amounts in the near term, primarily as a result of increased operating costs as a result of integrating and operating Title365. We expect, however, that our general and administrative expenses will decrease as a percentage of revenue over the longer term.
Amortization of acquired intangible assets
Amortization of acquired intangible assets relates to customer relationships acquired in connection with the Title365 business combination, which are amortized over the estimated useful life on a straight-line basis.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned from our investment portfolio.

Interest Expense

Interest expense relates primarily to debt financing used to fund our acquisition of Title365 and includes interest payable under the terms of the Credit Agreement entered into in connection with the closing of the acquisition of Title365 and amortization of debt discounts and debt issuance costs.
Provision for Income Taxes
Provision for income taxes consists primarily of U.S. state income taxes and adjustments to the valuation allowance. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is not more likely than not that such net deferred tax assets will be realized. For the nine months ended September 30, 2021, we recognized a benefit for income taxes associated with the partial release of our historical valuation allowance resulting from the recognition of a deferred tax liability in connection with the Title365 acquisition.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Revenue	$89,568	$27,877	$153,505	$65,400
Cost of revenue(1)	49,241	9,482	72,461	25,505
Gross profit	40,327	18,395	81,044	39,895
Operating expenses:
Research and development(1)	25,518	13,820	63,476	40,316
Sales and marketing(1)	21,957	12,176	56,093	37,163
General and administrative(1)	59,024	7,748	94,488	21,656
Amortization of acquired intangible assets	4,364	—	4,364	—
Total operating expenses	110,863	33,744	218,421	99,135
Loss from operations	(70,536)	(15,349)	(137,377)	(59,240)
Interest expense	(5,615)	—	(5,615)	—
Other income (expense), net	121	148	383	627
Loss before income taxes	(76,030)	(15,201)	(142,609)	(58,613)
Income tax (expense) benefit	(300)	(7)	44,978	(20)
Net loss	$(76,330)	$(15,208)	$(97,631)	$(58,633)
________
(1)Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Cost of revenue	$246	$21	$461	$58
Research and development	3,685	75	7,903	3,289
Sales and marketing	1,836	505	5,133	2,790
General and administrative	37,657	498	40,552	1,603
Total stock-based compensation	$43,424	$1,099	$54,049	$7,740

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(as a % of revenue)*
Revenue	100%	100%	100%	100%
Cost of revenue	55	34	47	39
Gross margin	45	66	53	61
Operating expenses:
Research and development	28	50	41	62
Sales and marketing	25	44	37	57
General and administrative	66	28	62	33
Amortization of acquired intangible assets	5	—	3	—
Total operating expenses	124	121	142	152
Loss from operations	(79)	(55)	(89)	(91)
Interest expense	(6)	—	(4)	—
Other income (expense), net	—	1	—	1
Loss before income taxes	(85)	(55)	(93)	(90)
Income tax (expense) benefit	—	—	29	—
Net loss	(85)%	(55)%	(64)%	(90)%
____________
*Certain percentages may not foot due to rounding

Comparison of the Three Months Ended September 30, 2021 and 2020
Revenue and Cost of Revenue

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands)
Segment revenue:
Blend Platform:
Mortgage Banking	$27,318	$23,895	$3,423	14%
Consumer Banking and Marketplace	6,569	3,130	3,439	110%
Professional Services	1,194	852	342	40%
Total Blend Platform	35,081	27,877	7,204	26%
Title365	54,487	—	54,487	N/A
Total revenue	$89,568	$27,877	$61,691	221%
Segment cost of revenue:
Blend Platform	$12,592	$9,482	$3,110	33%
Title365	36,649	—	36,649	N/A
Total cost of revenue	$49,241	$9,482	$39,759	419%
Segment gross profit:
Blend Platform	$22,489	$18,395	$4,094	22%
Title365	17,838	—	17,838	N/A
Total gross profit	$40,327	$18,395	$21,932	119%
Revenue increased $61.7 million, or 221%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, driven by an increase of $54.5 million due to the inclusion of revenue from Title365 and an increase in Blend Platform revenue of $7.2 million, or 26%. Within Blend Platform revenue, Mortgage Banking revenue increased $3.4 million, or 14%, primarily due to the higher volume of banking transactions with our customers, Consumer Banking and Marketplace revenue increased $3.4 million, or 110%, primarily due to an increase in revenue from our integrated software solutions outside of mortgage, including ancillary products and marketplace offerings, and Professional Services revenue increased by $0.3 million or 40%, primarily due to an increase in professional services associated with the deployment and support of our platform.

Cost of revenue increased $39.8 million, or 419%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, driven by an increase of $36.6 million due to the inclusion of costs associated with the operations of Title365, and an increase in Blend Platform cost of revenue of $3.1 million, or 33%. The increase in Blend Platform cost of revenue was primarily due to a $2.7 million increase in personnel-related expenses attributable to increased headcount and a $0.5 million increase in professional and outside services to support our continued growth and expanded operations. The increases were partially offset by a $0.5 million decrease in amortization of previously capitalized internal-use software costs.

Operating Expenses

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$25,518	$13,820	$11,698	85%
Sales and marketing	21,957	12,176	9,781	80%
General and administrative	59,024	7,748	51,276	662%
Amortization of acquired intangible assets	4,364	—	4,364	N/A
Total operating expenses	$110,863	$33,744	$77,119	229%
Research and Development
Research and development expenses increased $11.7 million, or 85%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to a $6.9 million increase in personnel-related expenses primarily attributable to an increase in research and development headcount dedicated to the ongoing investment in our products, a $3.6 million increase in stock-based compensation, and a $0.5 million increase in software and hosting services to support the growth in our business and the increased volume of transactions on our platform.
Sales and Marketing
Sales and marketing expenses increased $9.8 million, or 80%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to a $4.4 million increase in personnel-related expenses primarily attributable to an increase in sales and marketing headcount, a $1.9 million increase due to the inclusion of sales and marketing expenses from the operations of Title365, a $1.3 million increase in stock-based compensation, a $0.9 million increase in sales commissions expense, and a $0.5 million increase in general marketing and promotional activities.
General and Administrative
General and administrative expenses increased $51.3 million, or 662% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to $37.1 million increase in stock-based compensation, of which $33.8 million related to the stock option award with market-based performance targets granted to our Co-Founder and Head of Blend, including a catch up expense recognized upon the completion of the IPO, a $5.3 million increase in personnel-related expenses primarily attributable to an increase in our administrative, finance and accounting, legal, and human resources headcount necessary to support the growth in our business, a $5.1 million increase in professional fees, and a $3.1 million increase due to the inclusion of general and administrative expenses from the operations of Title365.
Amortization of acquired intangible assets
Amortization of acquired intangibles assets increased $4.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due to the amortization of the customer relationships intangible asset acquired in the Title365 business combination.

Comparison of the Nine Months Ended September 30, 2021 and 2020
Revenue and Cost of Revenue

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands)
Segment revenue:
Blend Platform:
Mortgage Banking	$79,131	$54,408	$24,723	45%
Consumer Banking and Marketplace	16,799	8,298	8,501	102%
Professional Services	3,088	2,694	394	15%
Total Blend Platform	99,018	65,400	33,618	51%
Title365	54,487	—	54,487	N/A
Total revenue	$153,505	$65,400	$88,105	135%
Segment cost of revenue:
Blend Platform	$35,812	$25,505	$10,307	40%
Title365	36,649	—	36,649	N/A
Total cost of revenue	$72,461	$25,505	$46,956	184%
Segment gross profit:
Blend Platform	$63,206	$39,895	$23,311	58%
Title365	17,838	—	17,838	N/A
Total gross profit	$81,044	$39,895	$41,149	103%

Revenue increased $88.1 million, or 135%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, driven by an increase of $54.5 million due to the inclusion of revenue from Title365 and an increase in Blend Platform revenue of $33.6 million, or 51%. Within Blend Platform, Mortgage Banking revenue increased $24.7 million, or 45%, primarily due to the higher volume of banking transactions with our customers, Consumer Banking and Marketplace revenue increased $8.5 million, or 102%, primarily due to an increase in revenue from our integrated software solutions outside of mortgage, including ancillary products and marketplace offerings, and Professional Services revenue increased by $0.4 million or 15%, primarily due to an increase in professional services associated with the deployment and support of our platform.

Cost of revenue increased $47.0 million, or 184%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, driven by an increase of $36.6 million due to the inclusion of costs associated with the operations of Title365 and an increase in Blend Platform cost of revenue of $10.3 million, or 40%. The increase in Blend Platform cost of revenue was primarily due to a $6.0 million increase in personnel-related expenses primarily attributable to increased headcount, a $2.9 million increase in third-party hosting costs and software licenses to support continued growth and expanded operations, and a $2.2 million increase in third-party fees, primarily related to platform connectivity services. The overall increase was partially offset by a $1.4 million decrease in amortization of previously capitalized internal-use software costs.

Operating Expenses

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$63,476	$40,316	$23,160	57%
Sales and marketing	56,093	37,163	18,930	51%
General and administrative	94,488	21,656	72,832	336%
Amortization of acquired intangible assets	4,364	—	4,364	N/A
Total operating expenses	$218,421	$99,135	$119,286	120%

Research and Development
Research and development expenses increased $23.2 million, or 57%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to a $15.2 million increase in personnel-related expenses primarily attributable to an increase in research and development headcount dedicated to the ongoing investment in our products, a $4.6 million increase in stock-based compensation, a $1.9 million increase in professional and outside services, and a $1.1 million increase in software, hosting services to support the growing business and increased volume of transactions on our platform.
Sales and Marketing
Sales and marketing expenses increased $18.9 million, or 51%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to a $12.0 million increase in personnel-related expenses primarily attributable to an increase in sales and marketing headcount, a $2.3 million increase in stock-based compensation, a $1.9 million increase due to the inclusion of sales and marketing expenses from the operations of Title365, a $1.6 million increase in general marketing and promotional activities, a $0.9 million increase in software and hosting costs, and a $0.5 million increase in professional and outside services. The overall increase was partially offset by a $0.7 million decrease in commission expense.
General and Administrative
General and administrative expenses increased $72.8 million, or 336%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to a $38.9 million increase in stock-based compensation, of which $33.8 million related to the stock option award with market-based performance targets granted to our Co-Founder and Head of Blend, including a catch up expense recognized upon the completion of the IPO, an $18.0 million increase in professional fees, which primarily related to transaction and integration costs associated with our acquisition of Title365, a $11.0 million increase in personnel-related expenses primarily attributable to an increase in our administrative, finance and accounting, legal, and human resources headcount necessary to support the growth in our business, a $3.1 million increase due to the inclusion of general and administrative expenses from the operations of Title365, and a $1.4 million increase in software and hosting costs.
Amortization of acquired intangible assets
Amortization of acquired intangibles assets increased $4.4 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due to the amortization of the customer relationships intangible asset acquired in Title365 business combination.

Liquidity and Capital Resources
As of September 30, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $593.6 million. Cash and cash equivalents are comprised of bank deposits and money market funds. Marketable securities are comprised of U.S. treasury and agency securities, commercial paper, and corporate debt securities. All of our cash and cash equivalents are held in the United States. Since our inception, we have financed our operations primarily through proceeds from the issuance of our stock and warrants and cash generated from the sale of our product offerings.
We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $371.1 million as of September 30, 2021. We expect to continue to incur operating losses for the foreseeable future due to the investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business.

We believe that current cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements, however, will depend on continued growth in our customer base, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and features, and the continuing market adoption of Blend’s software platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition would be adversely affected. See the section titled “Risk Factors—Risks Related to Our Business—Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and harm our results of operations.”
During the nine months ended September 30, 2021, we issued 22,418,562 shares of Series G convertible preferred stock at $13.827822 per share for total gross proceeds of approximately $310.0 million. All shares of Series G convertible preferred stock converted into an equal number of shares of Class A common stock upon completion of the IPO.
On July 20, 2021, we completed our IPO, with a subsequent partial exercise of the underwriters’ option to purchase additional shares August 17, 2021. We issued and sold an aggregate of 22,468,111 shares of Class A common stock, par value $0.00001, at an offering price of $18.00 per share. We received aggregate net proceeds of $366.7 million, after deducting underwriters' discounts and commissions of $27.3 million and offering expenses of $10.4 million.

Credit Agreement
In connection with our acquisition of Title365, on June 30, 2021, we entered into a credit agreement that provides for a $225.0 million term facility and a $25.0 million revolving facility. The term facility was funded on July 1, 2021, and was fully drawn upon to provide, in part, the acquisition consideration being paid in connection with the purchase of a 90.1% stake in Title365. The revolving facility is currently available and undrawn.

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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Net cash used in operating activities	$(84,380)	$(54,050)
Net cash (used in) provided by investing activities	(614,736)	45,742
Net cash provided by financing activities	934,498	79,662
Net increase in cash, cash equivalents, and restricted cash	$235,382	$71,354

Cash Used in Operating Activities
Our largest source of operating cash is cash collections from our customers. Our primary uses of cash from operating activities are for employee-related expenditures, sales and marketing expenses, and third-party hosting costs. Historically, we have generated negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from the sale of equity securities.
During the nine months ended September 30, 2021, we used $84.4 million in cash for operating activities. The primary factors affecting our operating cash flows during this period were our net loss of $97.6 million, impacted by $68.9 million non-cash charges, offset by a $46.5 million change in deferred taxes primarily driven by the release of historical valuation allowance, and $9.2 million cash used as a result of changes in our operating assets and liabilities. The non-cash charges primarily consisted of $54.0 million in stock-based compensation, $6.8 million of depreciation and amortization, $3.9 million in amortization of deferred contract costs, and $2.3 million of amortization of our operating lease right-of-use assets. The cash used as a result of changes in our operating assets and liabilities was primarily due to a $18.2 million increase in prepaid expenses and other assets, a $3.6 million decrease in deferred revenue, a $2.2 million decrease in operating lease liabilities, and a $2.1 million increase in accounts receivable, partially offset by a $11.6 million increase in other liabilities, a $2.2 million increase in accounts payable, a $2.1 million decrease in deferred contract costs, non-current, and $1.0 million increase in accrued compensation costs.

During the nine months ended September 30, 2020, we used $54.1 million in cash for operating activities. The primary factors affecting our operating cash flows during this period were our net loss of $58.6 million, impacted by $15.5 million non-cash charges, and $10.9 million of cash used as a result of changes in our operating assets and liabilities. The non-cash charges primarily consisted of $7.7 million in stock-based compensation, $3.2 million of depreciation and amortization, $2.6 million in amortization of deferred contract costs, and $1.7 million of amortization of our operating lease right-of-use assets. The cash used as a result of changes in our operating assets and liabilities was primarily due to a $8.9 million increase in trade and other receivables, a $3.1 million increase in prepaid expenses and other current assets, and a $1.9 million decrease in operating lease liabilities. These amounts were partially offset by a $4.2 million increase in other liabilities.
Cash (Used in) Provided by Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2021 was $614.7 million, which was primarily due to $400.0 million cash used in connection with our acquisition of Title365, net of cash acquired, $316.8 million used in purchases of marketable securities, partially offset by maturities of marketable securities of $108.7 million, an investment via issuance of note receivable of $3.0 million, and an investment in non-marketable equity securities of $2.5 million.

Net cash provided by investing activities during the nine months ended September 30, 2020 was $45.7 million, which was primarily the result of the sales and maturities of marketable securities of $131.3 million, partially offset by purchases of marketable securities of $84.8 million.
Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2021 was $934.5 million, reflecting net proceeds from our initial public offering of $368.9 million, net proceeds from debt financing of $218.8 million, net proceeds from issuance of Series G convertible preferred stock of $309.7 million, proceeds from the exercise of convertible preferred stock warrants of $10.2 million, proceeds from the exercises of stock options of $24.1 million, and proceeds from the repayment of employee promissory note of $2.9 million.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $79.7 million, reflecting proceeds from issuance of Series F convertible preferred stock of $76.2 million, and proceeds from exercises of stock options of $3.4 million.

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
Off-Balance Sheet Arrangements
We administer escrow and trust deposits held at third-party financial institutions representing funds received under real estate contracts, escrowed funds received under escrow agreements, and/or undisbursed amounts received for settlement of mortgage and home equity loans. Cash held for these purposes was approximately $71.7 million as of September 30, 2021. These funds are not considered assets of ours and, therefore, are not included in our consolidated balance sheet; however, we are contingently liable for the disposition of these funds on behalf of consumers. As of September 30, 2021, we did not have any other relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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

Business Combinations
On June 30, 2021, we completed our acquisition of 90.1% ownership of Title365. We account for acquisitions in accordance with ASC 805, Business Combinations. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquired business are recognized and measured as of the acquisition date at fair value. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interest in the acquired business exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Transaction costs directly attributable to the acquisition are expensed as incurred. Upon acquisition, the accounts and results of operations of the acquired business are consolidated as of and subsequent to the acquisition date.

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

Redeemable Noncontrolling Interest
The Title365 stockholders agreement includes a provision whereby we have a call option to purchase the 9.9% noncontrolling interest at a purchase price equal to the greater of (1) $49.5 million plus an amount of interest calculated using an interest rate of 5.0% per annum compounding annually; or (2) 4.4 multiplied by the trailing 12-month EBITDA multiplied by the noncontrolling interest ownership percentage (“Title365 Call Option”). The Title365 Call Option is exercisable beginning two years following the acquisition closing date. The noncontrolling interest holder also holds an option to compel us to purchase the remaining 9.9% noncontrolling interest at a price calculated in the same manner as the Title365 Call Option (“Title365 Put Option”). The Title365 Put Option is exercisable beginning five years following the acquisition closing date. Neither the Title365 Call Option nor the Title365 Put Option have an expiration date. As the Title365 Put Option is not solely within our control, we classified this interest as redeemable noncontrolling interest (“RNCI”), within the mezzanine equity section of the consolidated balance sheets. The RNCI is accreted to the redemption value under the interest method from the acquisition date through the date the Title365 Put Option becomes exercisable. At each balance sheet date, RNCI is reported at the greater of the initial carrying amount adjusted for the redeemable noncontrolling interest's share of earnings or losses and other comprehensive income or loss, or its accreted redemption value. The changes in the redemption amount are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. For each reporting period, the entire periodic change in the redemption amount is reflected in the computation of net loss per share under the two-class method as being akin to a dividend.

Revenue Recognition
Title365 segment
Title365 is a title insurance agency that offers title, escrow and other trustee services, including title search procedures for title insurance policies, escrow and other closing and settlement services. Title365 also offers title services in connection with a borrower default and with the issuance of a home equity lines of credit and home equity loans.

For title insurance services, we earn a fee for placing and binding title insurance policies with third-party underwriters that ultimately provide the title insurance policy to our customers. We act as an agent to place and bind title insurance policies and satisfy the performance obligation upon the closing of the underlying real estate transaction. Revenue related to title insurance is recognized net of the amount of consideration paid to the third-party insurance underwriters.

Escrow fees and fees for other trustee services are primarily associated with managing the closing of real estate transactions, including the processing of funds on behalf of the transaction participants, gathering and recording the required closing documents, providing notary and other real estate or title-related activities. The transfer of these services is satisfied and revenue is recognized at the closing of the underlying real estate transaction.

Revenues for default title services and home equity services are recognized at the time of delivery of the title report, as we have no significant ongoing obligations after delivery.
Segment Information
Our operating segments are defined in a manner consistent with how we manage our operations and how our chief operating decision maker evaluates the results and allocates our resources. Prior to the acquisition of Title365 we operated as a single reportable segment. Following the acquisition, Blend Platform, the legacy banking platform business, and Title365 operate as two separate reportable segments.
Recent Accounting Pronouncements
Refer to Note 2, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $276.1 million and marketable securities of $317.5 million as of September 30, 2021, which consisted of bank deposits, money market funds, U.S. treasury and agency securities, commercial paper, and corporate debt securities. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our investments.
As of September 30, 2021, we had $225.0 million of principal outstanding under our Term Loan. An increase of 100 basis points in the applicable interest rate would increase our annual interest expense by approximately $2.3 million. A decrease of 100 basis points in the applicable rate would not have an impact on our annual interest expense as such reduction would be below the minimum rate specified in the Credit Agreement.
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
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
We have incurred net losses in each period since our inception in 2012, and we may not be able to achieve or maintain profitability in the future. We incurred a net loss of $97.6 million in the nine months ended September 30, 2021 and $74.6 million in 2020, respectively, and as of September 30, 2021 and December 31, 2020, we had an accumulated deficit of $371.1 million and $272.9 million, respectively. We expect our costs will increase over time and our losses to continue as we expect to invest significant additional funds towards growing our business and operating as a public company. We have expended and expect to continue to expend substantial financial and other resources on product development, including investments in our product, engineering, and design teams and the development of new products and new functionality for our existing products and our platform; our technology infrastructure, including systems architecture, management tools, scalability, availability, performance, and security, as well as disaster recovery measures; our sales, marketing, and customer success organizations; acquisitions or strategic investments; and general administration, including legal and accounting expenses. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flows on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
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
Historically, certain of our customers have accounted for a significant portion of our revenue. For example, for 2020, our top five customers accounted for 34% of our revenue, and as of December 31, 2020, we had 18 customers generating more than $1 million in annual revenue, which represented 53% of our revenue in 2020. The concentration of a significant portion of our business and transaction volume with a limited number of customers, or type of customer or industry, exposes us disproportionately to any of those customers choosing to no longer partner with us or choosing to partner with a competitor, to the economic performance or market share of those customers or industry, including as a result of challenger banks or technology disruptors, or to any events, circumstances, or risks affecting such customers or industry. Additionally, because we do not have long-term contractual financial commitments with many of our customers, a material modification in the financial operations of a key customer could affect our transaction volume with that customer and therefore our revenue growth. If we are unable to continue to increase the number of other customers on our platform or if any of our key customers were to suspend, limit, or cease their operations or otherwise terminate their relationship with us or lose market share, our business, financial condition, and results of operations would be adversely affected.
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
Since 2012, we have experienced rapid growth in our employee headcount, our customers, and our operations, and we expect to continue to experience growth in the future. Employee growth has occurred both at our San Francisco headquarters and in a number of our offices across the United States. This growth has placed, and may continue to place, substantial demands on management and our operational and financial infrastructure. As with many companies in our growth stage, as of September 30, 2021, a majority of our Blend Platform segment employees have been with us for fewer than 12 months. We have made, and intend to continue to make, substantial investments in our technology, customer service, risk, sales and marketing infrastructure. Our ability to manage our growth effectively and to integrate new employees, technologies, and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to effectively integrate, develop, and motivate a large number of new employees, while maintaining the beneficial aspects of our culture. Continued growth could challenge our ability to develop and improve our information technology infrastructure and our operational, financial, and management controls, enhance our reporting systems and procedures, recruit, train, and retain highly skilled personnel and maintain user satisfaction. Additionally, if we do not manage the growth of our business and operations effectively, the quality of our platform and the efficiency of our operations could suffer, which could adversely affect our reputation, business, financial condition, and results of operations.
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
A substantial majority of the transactions enabled through our platform are mortgage loans and refinances, and our financial prospects depend significantly on the financial services industry ecosystem. If financial services firms experience large or unexpected losses through the offering of financial products, these firms may choose to decrease the amount of money they spend with us. In addition, increased competition to financial services firms from challenger banks and technology disruptors as well as decreases in consumer demand in the financial services industry in general could adversely affect the demand for our product and, in turn, the number of customers and their consumers using our platform. In addition, the number of mortgage loans, refinances, and other loan products may decline during recessionary periods and other periods in which disposable income is adversely affected and may be affected by negative trends in the broader economy, including the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, and increased unemployment.
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

The COVID-19 pandemic may also affect the volume and severity of our title insurance claims. As part of the federal response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted in March 2020. The CARES Act allows borrowers to request a mortgage forbearance and prevents lenders and loan service providers from foreclosing on mortgages backed by the government-sponsored enterprises, or GSEs, such as Fannie Mae or Freddie Mac, or federal mortgages. The federal moratorium on foreclosures of GSE-backed mortgages expired on July 31, 2021, and an extension of the moratorium on evictions for foreclosed borrowers and their occupants expired on September 30, 2021. In addition, the Consumer Financial Protection Bureau, or the CFPB, has also issued rules that establish temporary special safeguards for homeowners to help ensure that borrowers have time before foreclosure to explore options. The CFPB’s additional guidance and uncertainty following expiration of the foreclosure and eviction moratoriums could have an adverse effect on our financial condition and results of operations. Any of these uncertainties and actions we take to mitigate the effects of the COVID-19 pandemic could adversely affect our business, financial conditions, and results of operations. See “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—COVID-19” for additional information about the impact of the COVID-19 pandemic on our business.
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

Furthermore, federal and state officials are discussing various potential changes to laws and regulations that could impact us, including the reform of government-sponsored enterprises such as the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac, and additional data privacy regulations, among others. Changes in these areas, generally in the regulatory environment in which we operate and our customers operate, could adversely impact the volume of mortgage originations in the United States and our competitive position and results of operations. In addition, in connection with the COVID-19 pandemic, certain parts of our title business have been deemed in most areas an essential business and have been permitted to operate. A change in this determination, particularly during a shelter-in-place order and in jurisdictions where we generate a large portion of our revenues, could adversely impact us.
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

For example, on October 27, 2021, the Federal Trade Commission, or the FTC, issued a final rule to amend the GLBA’s Safeguards Rule, which requires financial services firms, like our customers, to develop, implement, and maintain a comprehensive information security program. The final rule provides more prescriptive security controls that financial services firms will be required to implement, such as specific access and authentication controls, risk assessment requirements, and oversight by designation of a Qualified Individual who will be required to provide annual written reports to the board of directors or equivalent governing body. In addition, the FTC has brought enforcement actions against service providers of financial services firms directly and against financial services firms for failures by service providers to implement appropriate controls to safeguard consumers’ personal information.
As another example, the CCPA went into effect on January 1, 2020, and, among other things, requires new disclosures to California consumers and affords such consumers new data privacy rights, including, among other things, the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to opt out of certain sales of personal information. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties of up to $7,500 per violation. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election, and significantly modifies the CCPA, including expanding California consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Some observers have noted the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could also increase our potential liability and adversely affect our business. For example, the CCPA has encouraged “copycat” or other similar laws to be considered and proposed in other states across the country, such as in Virginia, New Hampshire, Illinois and Nebraska. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, a comprehensive privacy statute that becomes effective on January 1, 2023 and shares similarities with the CCPA, CPRA, and legislation proposed in other states. On June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which goes into effect on July 1, 2023 and similarly seeks to establish a comprehensive data privacy regime.

The CCPA, CPRA, CDPA, CPA and other changes in laws or regulations relating to privacy, data protection, and information security, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of laws or regulations like the GLBA, that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer, or disclosure, could greatly increase the cost of providing our platform, require significant changes to our operations, or even prevent us from providing our platform in jurisdictions in which we currently operate and in which we may operate in the future. Certain other state laws impose similar privacy obligations and we also expect that more states may enact legislation similar to the CCPA, CPRA, CDPA, and CPA, which provide consumers with new privacy rights and increase the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies. In addition, some jurisdictions, such as New York, Massachusetts, and Nevada have enacted more generalized data security laws that apply to certain data that we process. We cannot yet fully determine the impact these or future laws, rules, regulations, and industry standards may have on our business or operations. Any such laws, rules, regulations, and industry standards may be inconsistent among different jurisdictions, subject to differing interpretations, or may conflict with our current or future practices. Additionally, our customers may be subject to differing privacy laws, rules, and legislation, which may mean that they require us to be bound by varying contractual requirements applicable to certain other jurisdictions. Adherence to such contractual requirements may impact our collection, use, processing, storage, sharing, and disclosure of various types of information including financial information and other personal information, and may mean we become bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters that may further change as laws, rules, and regulations evolve. Complying with these requirements and changing our policies and practices may be onerous and costly, and we may not be able to respond quickly or effectively to regulatory, legislative and other developments. These changes may in turn impair our ability to offer our existing or planned products and services and/or increase our cost of doing business.
Additionally, we have incurred, and may continue to incur, significant expenses in an effort to comply with privacy, data protection, and information security standards and protocols imposed by law, regulation, industry standards, or contractual obligations. In particular, with laws and regulations such as the GLBA, CCPA, CPRA, CDPA, CPA and potentially other laws and regulations that may be proposed or amended, imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so.

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

We have registered the term “Blend” in the United States, the United Kingdom, and the European Union, and as of September 30, 2021, we had pending trademark applications in the United States as well as Canada. We have also registered the term “Title365” in the United States. Additionally, we have registered domain names that we use in, or are related to, our business, most importantly blend.com and title365.com. Competitors have and may continue to adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. As of September 30, 2021, we had one issued patent in the United States and patent applications pending in the United States, European Patent Office, Canada, and Australia. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Further, we may not timely or successfully apply for a patent or register our trademarks or otherwise secure our intellectual property. Our efforts to protect, maintain, or enforce our proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could adversely affect our business, financial condition, and results of operations.
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
Our Class A common stock has one vote per share, our Class B common stock has 40 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Nima Ghamsari, Head of Blend, Co-Founder, and Chair of our board of directors, holds all of the issued and outstanding shares of our Class B common stock. As of July 20, 2021, the completion date of our IPO, the shares beneficially owned by Mr. Ghamsari represented approximately 71% of the total voting power of our outstanding capital stock (based on shares of common stock outstanding as of September 30, 2021), which voting power may increase over time as Mr. Ghamsari exercises equity awards outstanding at the time of the completion of our IPO and exchanges them for our Class B common stock under the Equity Exchange Agreement. If all such equity awards held by Mr. Ghamsari (including the Co-Founder and Head of Blend Long-Term Performance Award) had been exercised for cash as of the date of the completion of our IPO, Mr. Ghamsari would hold approximately 89% of the voting power of our outstanding capital stock (based on shares of common stock outstanding as of September 30, 2021). As a result, for the foreseeable future, Mr. Ghamsari will be able to control matters requiring approval by our stockholders, including the election of members of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Mr. Ghamsari may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interest. The concentration of control will limit or preclude your ability to influence corporate matters for the foreseeable future and could have the effect of delaying, preventing, or deterring a change in control of our company, could deprive you and other holders of Class A common stock of an opportunity to receive a premium for your Class A common stock as part of a sale of our company and could negatively affect the market price of our Class A common stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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
Our executive officers, directors, and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock have entered into market standoff agreements with us or have entered into lock-up agreements with the underwriters of our IPO under which they have agreed, subject to specific exceptions, not to sell any of our stock for 180 days following the date of the Prospectus, or the lock-up period.
Our lock-up agreements have three potential release dates:

•the first during our first open trading window under our insider trading policy following the date of the Prospectus, subject to certain conditions;
•the second during an open trading window under our insider trading policy occurring at least 90 days following the date of the Prospectus, subject to certain conditions; and

•the third, the earlier of (i) if the lock-up period is scheduled to end during or within five trading days prior to a regularly-scheduled blackout period under our insider trading policy, ten trading days prior to the commencement of such blackout period, or (ii) otherwise, 181 days after the date of the Prospectus.

In accordance with the terms of these lock-up agreements, we have announced that we expect the lock-up period with respect to all shares of common stock to end on November 16, 2021.

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
We are an emerging growth company, as defined in the JOBS Act, and have the option to utilize certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (A) following the fifth anniversary of the completion of our IPO, (B) in which we have total annual revenue of at least $1.07 billion, or (C) in which we are deemed to be a large accelerated filer, with at least $700 million of equity securities held by non-affiliates as of the prior June 30th, and (ii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.
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

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On July 20, 2021, we exchanged a total of 12,883,331 shares of Class A common stock beneficially owned by the Head of Blend and our Co-Founder for an equivalent number of shares of Class B common stock pursuant to the terms of a certain exchange agreement. No additional consideration was paid in connection with such exchange. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act pursuant to Section 3(a)(9) of the Securities Act because our securities were exchanged by us with our existing security holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

Use of Proceeds
On July 20, 2021, we completed our IPO, with a subsequent partial exercise of the underwriters’ option to purchase additional shares. We issued and sold an aggregate of 22,468,111 shares of Class A common stock, par value $0.00001, at an offering price of $18.00 per share. We received aggregate net proceeds of $366.7 million, after deducting underwriters' discounts and commissions of $27.3 million and offering expenses of $10.4 million.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL.

_______________

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

BLEND LABS, INC.

Date: November 12, 2021	By:	/s/ Nima Ghamsari
Nima Ghamsari
Head of Blend and Co-Founder
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Marc Greenberg
Marc Greenberg
Head of Finance
(Principal Financial Officer)