Form 10-K
period 2021-12-31
Blend Labs, Inc.
filed 2022-03-31
CIK 1855747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-40599

BLEND LABS, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-5211045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

415 Kearny Street	94108
San Francisco, California
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 550-4810

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	BLND	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on July 20, 2021 as reported by the New York Stock Exchange on such date was approximately $3,196.6 million. The registrant has elected to use July 20, 2021, which was the date of completion of its initial public offering of Class A common stock, as the calculation date because on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was a privately held company. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of March 18, 2022, there were 219,773,302 shares of the registrant's Class A common stock outstanding, 12,633,331 shares of the registrant's Class B common stock outstanding, and no shares of the registrant's Class C common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
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
•our expectations regarding the migration of the Title365 legacy business to our software-enabled platform;
•our ability to maintain the security and availability of our platform;
•our expectations regarding the effects of existing and developing laws and regulations, including with respect to taxation and privacy, information security, and data protection;
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
•changes in economic conditions, especially those affecting the levels of real estate and mortgage activity, such as mortgage interest rates, credit availability, real estate prices, inflation, and consumer confidence; and
•the impact of the ongoing COVID-19 pandemic, or a similar public health threat, on global markets, general economic conditions in the United States, and our business and operations.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I
ITEM 1. BUSINESS
Company Overview
It’s our vision to bring simplicity and transparency to financial services, so every consumer can more easily access the capital they need to reach their financial goals. To realize this vision, we have built a market-leading, cloud-based software platform for financial providers to transform consumer banking experiences and streamline workflows for their teams. From the moment a consumer starts an application for a loan or a deposit account to the moment they digitally sign the final documents, our software platform streamlines the process. Consumers expect modern banking experiences to be as simple as other online shopping experiences, and Blend enables financial providers to quickly deliver modern experiences that are easy to access and use. However, financial services firms may not have the resources and in-house software expertise to fulfill consumer demands for intuitive, digital, and easy-to-use products. In addition, most financial providers are burdened by antiquated, inflexible systems and use separate technology stacks for different product lines, making it difficult to drive rapid improvements. Consequently, a broad range of financial providers including banks, credit unions, fintechs, and community and independent mortgage banks have turned to Blend to help them accelerate their digital transformation initiatives and position themselves for future growth.
Our Segments
We operate our business in two segments: Blend Platform and Title365.

Blend Platform is a software platform that powers the digital interface between financial services firms and consumers. Our growing suite of out-of-the-box, white-label products currently powers digital-first consumer journeys for mortgages, home equity loans and lines of credit, vehicle loans, personal loans, credit cards, and deposit accounts. Each of our products is built from an extensive library of modular components assembled into consumer journeys that typically include data collection, verification checks, product selection, pricing, pre-approvals, disclosures delivery, addressing stipulations, and signing closing documents. Through our low-code, drag-and-drop design tools, we also enable the creation and deployment of new product offerings. In 2021, our software platform helped financial services firms process nearly $1.8 trillion in loan applications.

In June 2021, Blend acquired a 90.1% ownership of Title365, an underwritten title insurance agency engaged in selling title insurance policies and escrow services throughout the United States. Integrating Title365 with our software platform enables financial services firms to automate title commitments and streamline communication with consumers and settlement teams. Together we will enable our customers to accelerate the title, settlement, and closing process at scale for mortgages, home equity lines of credit, and home equity loans.

We also bring together an extensive ecosystem of technology, data, and service providers through our software platform, enabling financial services firms to collaborate with third-parties to provide best-in-class banking experiences to consumers. As consumers use our software platform to access financial products, they can also shop for realtors, title and property and casualty insurance products, and other service providers through integrated marketplaces that are introduced at the precise moment these products or services are needed. As more consumers use our software platform, we are able to attract a broader range of ecosystem partners, which allows us to deliver more value to consumers and attract more financial services providers as customers. This creates a powerful network effect and differentiator for our business.

Strong customer relationships are the cornerstone of Blend’s success. We establish ourselves as a critical and long-term strategic partner to our customers by powering essential revenue-generating experiences, integrating our software into back office systems, and staffing teams chartered with increasing the value to the customer over time. Blend’s customer relationships grow as our platform is used for a broader range of products. Customers typically complete an initial deployment of one or two products and then add more products over time, building toward a unified consumer experience that supports multi-product journeys.

Blend’s business model is designed to align our growth with our customers’ priorities. In the Blend Platform segment, we offer our products through software-as-a-service agreements, where fees are assessed based on completed transactions, such as a funded loan, new account opening, or closing transaction. We do not charge for abandoned or rejected applications, even though they cause us to incur costs. Completed transaction fees are determined by the number and type of software platform components that are needed to support each product offering. We also generate revenue through commissions or service fees when consumers use our marketplaces to select a real estate agent, property and casualty insurance carrier, title insurance underwriter, or settlement services provider. In 2021, financial services firms used our software platform to process 2.1 million completed banking transactions, a 50% year-over-year increase relative to the 1.4 million completed banking transactions we helped our customers process in 2020.

We have achieved significant growth in recent years. For 2021 and 2020, the Blend Platform segment revenue was $135.6 million and $96.0 million, respectively, representing a 41% year-over-year growth rate. For 2021 and 2020, Title365 revenue was $228.1 million and $197.9 million, respectively, of which $98.9 million was included in our consolidated results for 2021 from the acquisition date. We incurred net losses of $169.9 million and $74.6 million for 2021 and 2020, respectively, as we have continued to invest in growth to capture the large market opportunity available to us.
Our Solutions
We have created a flexible, cloud-based software platform for financial services firms that is designed to power the end-to-end consumer journey for any banking product. From the moment a consumer starts an application to the moment they close a loan or open a deposit account, our software platform streamlines the process. This means financial services firms can deliver superior consumer experiences, drive growth, and increase operational efficiency.

Blend is well positioned to benefit from the acceleration in digital transformation investment taking place across the financial services sector. Our software simplifies complex origination processes that can include hundreds of tasks and require interactions with dozens of external technology, data, and services providers. By automating these tasks and developing pre-built integrations, we help our customers potentially avoid years of expensive in-house software development, in addition to increasing productivity by freeing up resources for other initiatives.
Blend’s Cloud-Based Software Platform
Product Offerings
Blend’s cloud-based software platform powers the mission-critical interface between financial services firms and consumers. Financial services firms can rapidly deploy our growing number of out-of-the-box, white-labeled products for:
•Mortgage — provides an end-to-end digital mortgage experience from application to close that puts financial services firms at the center of the broader homeownership journey.

•Home Equity — modernizes home equity line of credit and home equity loan origination experiences, delivering higher application submission rates and faster closings.
•Vehicle Loans — enables rapid financing that helps consumers get into their car, boat, recreational vehicle, or powersport vehicle faster.
•Credit Cards — increases application conversions through a configurable product selection experience, streamlined data collection, and instant approvals.
•Personal Loans — drives faster pre-approvals for unsecured and secured personal loans, lines of credit, and overdraft protection lines.
•Deposit Accounts — increases application conversion rates and reduces fraud risk with features that support financial services firms’ Bank Secrecy Act and anti-money laundering policies.

In addition, we have developed a suite of products that we offer to facilitate the homeownership journey for consumers that are integrated into the end-to-end digital mortgage experience delivered by our Mortgage products. These are:
•Close — streamlines traditional, hybrid, and fully digital closing experiences for mortgages, home equity lines of credit, and home equity loans.
•Income Verification for Mortgage — leverages data integrations with payroll data providers to deliver income reports that are recognized as verified sources of income.
•Title — enables streamlining of the title, settlement, and closing processes at scale for mortgages, home equity lines of credit, and home equity loans.
•Homeowners Insurance — allows consumers to easily compare quotes from as many as 20 insurance carriers, depending on carriers’ coverage areas, and connect with an insurance specialist to purchase a policy.
•Realty — facilitates matches between consumers and local real estate agents who can provide guidance throughout the purchase process, and where eligible, the consumer can receive a rebate on the purchase of their home.
Blend Platform
Each of our products is built from an extensive library of modular components that typically include data collection, verification checks, product selection, pricing, pre-approvals, disclosures, addressing stipulations, and signing closing documents. New product offerings can be rapidly created by Blend by assembling our modular components into workflows using Blend Builder, which includes tools for:
•Experience design — through low-code design tools, we enable the creation of flexible, consumer-facing forms, user flows for data collection, and automated communications that reflect the brand of each of our customers.
•Process orchestration — through a drag-and-drop editor, we enable the creation of workflows that guide consumers through the process of getting a loan or opening a deposit account.
•Persona-based workspaces — our software platform provides omni-channel user experiences for a broad range of stakeholder personas, including consumers, loan officers, bankers, real estate agents, settlement agents, and notaries.

The modular components that make up our products generally fall under the categories of verification, decisioning, workflow intelligence, and marketplaces.
Verification Components
Our verification components automate confirmation tasks that are needed to underwrite a loan or approve the opening of a new deposit account. We have pre-built integrations with providers of technology and services to address requirements for:
•Identity verification — to help financial services firms reduce fraud risk and address compliance requirements for know-your-customer (KYC) and anti-money laundering (AML) laws, we have integrations that can capture data from government issued identification cards and engage third-party identity verification service providers.
•Asset verification — with consumer permission, we enable financial services firms to verify account assets from directly-sourced data, sparing applicants the burden of manually collecting this information and providing financial services firms with greater assurance of data accuracy and reliability.

•Income and employment verification — we integrate with payroll data providers to retrieve paystubs, enabling financial services firms to verify an applicant’s income, employment details, and work history.
•Credit — our software platform allows financial services firms to retrieve credit reports from any of the three major credit bureaus and supports both soft and hard credit inquiries.
Decisioning Components
Our decisioning components reduce the need for human intervention by automatically applying business rules throughout an application workflow configured by a financial services firm. Examples include:
•Pre-approvals — we automate the generation of a pre-approval decision when consumers meet specific underwriting criteria established by a financial services firm.
•Cross-selling — we enable financial services firms to present personalized product recommendations to consumers based on data collected in the course of another product application.
•Adverse actions — we automatically generate adverse action notifications for consumers that do not meet minimum credit criteria established by a financial services firm.
Workflow Intelligence Components
Our workflow intelligence components manage data collection and automate tasks throughout the loan origination process. We create application flows with branching logic to streamline initial data collection. Wherever possible, our software eliminates the need for document uploads by integrating with authoritative data sources. We also automate key processing tasks so consumers can begin to address stipulations immediately after a loan application is submitted, including product and pricing selection, automated requests for letters of explanation, and capturing digital signatures on disclosures packages, resulting in faster turn-around times.
Marketplace Components
Our curated marketplace components enable consumers to shop for products and services presented at the precise moment of need during an application for a loan. We currently offer marketplaces that enable consumers to find real estate agents, insurance carriers, and automobiles for sale online. These marketplaces help consumers quickly locate service providers with competitive rates and enable financial services firms to increase operational efficiency by providing a one-stop shopping experience. Our acquisition of Title365 enabled us to integrate the title, settlement, and escrow process further into our platform and develop a marketplace that provides consumers and financial services firms with the flexibility to choose title insurance partners that provide services at competitive rates.
APIs and Integrations
Through our open APIs we are able to seamlessly integrate the capabilities of technology, data, and service providers into our software platform. As we develop integrations with new partners, our customers can quickly experience the benefits across their product suite. In addition, financial services firms can use our APIs to develop integrations with the back office systems in their tech stack, creating a unified, agile architecture for powering superior consumer journeys.
The Blend Ecosystem
We bring together an extensive partner ecosystem through our software platform consisting of technology, data, and service providers. We provide the central hub through which these partners collaborate to deliver best-in-class consumer journeys in highly efficient ways. In addition, we provide our ecosystem partners with a critical distribution channel to reach a universe of more than 100 million consumers at the precise moment they are looking for products and services through the financial services firms we serve.

By providing the software that powers consumer journeys at financial services firms across digital, contact center, and branch channels, we are able to benefit from a substantial volume of high-intent consumer traffic with no incremental acquisition costs. As more financial services firms become Blend customers or deploy additional products through our software platform, the number of consumers using our software platform grows, which attracts more service providers to our ecosystem to serve those consumers. As a result, consumers benefit from more opportunities to save time and money, financial services firms benefit from increased operational efficiency, our partners benefit from increased distribution, and Blend generates additional revenue. We believe this win-win-win-win model creates a powerful network effect that will continue to expand our serviceable addressable market over time.

Key elements of our partner ecosystem include:
•Technology Partners — we have built integrations with technology vendors including leading providers of CRM platforms, loan origination systems, core banking systems, document generation systems, and pricing and product engines. These integrations accelerate our deployments and reduce the need for financial services firms to build their own integrations.
•Data Partners — we have partnerships with data services providers that help automate verification checks and reduce the need for consumers to upload documents. These data services providers include credit bureaus, payroll service providers, tax preparers, consumer asset data integrators, employment verification services, and anti-fraud services.
•Marketplace Partners — we partner with realtors and insurance carriers who offer their services through marketplaces integrated into our consumer journeys, enabling consumers to shop for service providers at the precise moment they need these services.
•Settlement Services Partners — we onboard settlement agents onto our software platform, enabling us to streamline the settlement and closing process for consumers getting a mortgage, home equity line of credit, or home equity loan.

To provide consumers with optimal end-to-end journeys through our software platform, we have created our own property and casualty insurance agency and our own title insurance agency. Consistent with this strategy, on June 30, 2021, we acquired a 90.1% interest in Title365, a leading title insurance agency, from Mr. Cooper Group Inc., or Mr. Cooper, Title365 allows us to marry operational scale with technology to provide a better user experience for loan teams and consumers by enabling financial services firms to automate title commitments and streamline communication with consumers and settlement teams.
Key Benefits to Our Customers
We help our customers increase their revenue by powering best-in-class experiences that result in:
•Increased consumer acquisition — our self-service consumer journeys are available at any hour on any device, which contributes to a higher volume of application submissions. In addition, through extensive automation, we enable loan teams to handle a greater volume of loans.
•Deeper consumer relationships — we increase loyalty and lifetime value for our customers by allowing consumers to explore multiple product offers in a single session. For example, consumers can complete a mortgage application and be presented with an immediate opportunity to open a deposit account or apply for a credit card without having to re-enter information.
•Increased consumer satisfaction — we enable consumers to apply for products in minutes on any device, transition seamlessly between channels throughout the origination process, benefit from as much human support as they prefer, and save money on realtor commissions, home insurance, title insurance, and automobile purchases.

We also position our customers for long-term success by helping them streamline operations and increase efficiency through:
•Faster innovation cycles — through our software platform, we help financial services firms evolve their business at a faster pace and adapt more quickly to changing market conditions than ever before. Our flexible software platform reduces time to market for new product offerings and eliminates the need to build integrations with an extensive array of technology and data services providers.
•Lower operating costs — we reduce labor costs, hedging costs, and warehouse line costs by automating workflows, shortening loan cycles, and enabling digital closings.
•Lower development costs — our customers benefit from a flexible, white-label software platform that is regularly updated and enhanced by hundreds of engineering, product, and operations specialists.

•Reduced risk of fraud and human errors — we aggregate financial data from multiple sources with consent from consumers, which reduces the need to upload, review, and transcribe documents.

Ultimately, it is our goal to help banks, credit unions, fintechs, and other non-bank lenders proactively improve financial opportunities for consumers. By removing friction, increasing transparency, and bringing greater personalization to consumer acquisition workflows, we see the potential for our software platform to help financial services firms improve the lives of millions of consumers.
What Sets Us Apart
We have already achieved significant growth, and we believe we are well positioned to serve as a long-term strategic innovation partner and provider of mission-critical software to financial services firms due to the following factors:
•Single software platform designed for any banking product — as a leading cloud-based software provider that streamlines the end-to-end consumer journey for mortgages, consumer loans, and deposit accounts through a single, unified software platform, we are a trailblazer with powerful competitive advantages. We support multi-product shopping experiences and enable consumers to move seamlessly across digital devices, contact centers, and branches throughout the origination process. We also provide additional benefits and incentives for customers to standardize on our software platform across products and channels. Since 2015, we have invested more than $260 million in research and development to build our software platform and grow our business. We believe the time, cost, and effort to replicate the breadth of our products and depth of our capabilities is difficult for others to match.
•Configurable software platform for accelerating innovation — we enable financial services firms to rapidly build and launch new product offerings by leveraging our low-code design tools and an extensive library of modular components purpose-built for loan origination, account opening, and consumer onboarding. Through our software platform, we deliver product updates on a weekly basis. Our products are highly complex and require us to have advanced knowledge of modern software development techniques as well as deep industry expertise, including in-depth knowledge of financial services regulations, product offerings, and operational workflows for approving loans and opening accounts. We manage this complexity for our customers, allowing them to focus on driving their business priorities.
•Expansive partner ecosystem — through our integrations and marketplaces, we enable technology, data, and service providers to collaborate through our software platform and provide superior consumer experiences. The scale of our partner ecosystem has been growing, and the acquisition of Title365 further added to our software platform and operational capacity. By aggregating transaction volume across multiple financial services firms, we are able to negotiate competitive rates for technology and data services we bundle into our products. We believe it would take competitors substantial time, effort, and cost to replicate the scale and benefits of our rapidly growing partner ecosystem.
•Powerful network effects — by providing the software that powers consumer journeys at financial services firms across digital, contact center, and branch channels, we are able to benefit from a substantial volume of high-intent consumer traffic with zero incremental consumer acquisition costs. As more consumers use our software platform to apply for financial services products, we attract more partners to our ecosystem. This allows us to deliver more value to consumers, attract more financial services firms as customers, expand our existing relationships with financial services firms, and generate increased revenue from completed transactions, creating a powerful network effect and differentiator for our business. Our aim is to become the distribution platform of choice for technology, data, and service providers to efficiently reach and serve consumers undertaking financial transactions.
•Agency subsidiaries and licensing — we created our own property and casualty insurance agency with licensing in all 50 states to facilitate transactions in our home insurance marketplace, and we acquired 90.1% interest in Title365, one of the largest title insurance agencies in the United States, with licenses and partnerships covering all 50 states in order to deliver the benefits of our software platform to financial services firms at greater scale. We believe the complexity, cost, and level of effort to duplicate this operational scale is difficult for others to replicate.
•Extensive network of customers — we supply mission-critical software to hundreds of financial services firms, including 34 of the top 100 financial services firms in the United States by assets under management and 26 of the top 100 non-bank mortgage lenders by loan volume. We also have a proven track record of delivering our products securely, at scale, and in a way that meets their demanding needs. Once deployed, we become deeply embedded in business processes and integrated with back office systems. This enables us to cross-sell additional solutions to our customers. In addition, the scale and diversity of our customer base provides us with extensive data and deep insights that help us strengthen our software platform, enhancing our ability to serve existing and future customers.

Our Growth Strategies
We continue driving growth through the following strategic priorities, while always maintaining a laser focus on the success of our customers:
•Increase the volume of banking transactions we power for our customers — we believe there is a large market for our software platform in the United States and around the world. By attracting new customers and growing our relationships with existing customers, our revenue will grow as our transaction volume increases. Fewer than 10% of our customers are in the top 100 financial services firms in the world, providing a large, untapped opportunity for Blend in addition to broadening our presence with existing customers. For example, in 2021 we launched a new product for income and employment verification that was purchased by more than 75 customers over the span of three months. As of December 31, 2021, our product portfolio consisted of eight primary software products and four marketplace offerings, and 63% of our customers were using two or more products or marketplaces.
•Continue to invest in new product offerings — we see numerous opportunities to expand our product suite both horizontally and vertically over time in ways that help us increase the volume of transactions we power and increase our revenue per banking transaction. Through our deep customer relationships, we gain insights that help us align our roadmap and strategy with the most pressing needs of financial services firms. While we focus today on consumer banking, we believe we can rapidly expand our library of modular components to support commercial banking products as well. In addition to developing products in-house, we anticipate pursuing selective acquisitions and partnerships to accelerate our growth. We believe we are well-positioned over the long term to become one of the top cloud-based banking platforms responsible for powering end-to-end consumer experiences across both origination and servicing.
•Integrate more marketplaces into our end-to-end consumer journeys — we generate commissions as consumers use our integrated marketplaces to select a realtor, purchase property, casualty and title insurance, or shop online for used cars, which helps us increase our revenue per banking transaction. As we integrate more shopping experiences into our products, we can generate additional commissions with zero incremental consumer acquisition costs, while enabling financial services firms to deliver better consumer experiences and drive operational efficiency.
Our Customers
Strong customer relationships are a cornerstone of our success. Our customer relationships grow over time as our software platform is used for a broader range of products. Customers typically complete an initial deployment for one or two products and then add more products over time, building toward a unified consumer experience that supports multi-product shopping journeys.

Our customers are currently based in the United States and range in size from the largest banks, credit unions, fintechs, and other non-bank mortgage lenders in the nation to smaller community lenders with less than $1 billion in assets under management.

We focus our go-to-market strategy on large financial services firms. As of December 31, 2021, in the Blend Platform segment, we had 343 customers, including 34 of the top 100 financial services firms in the United States by assets under management, and 26 of the top 100 non-bank mortgage lenders by loan volume. In 2021, in the Blend Platform segment, 23 customers each generated more than $1 million in revenue for us, which represented 54.7% of the Blend Platform segment revenue in 2021.

As of December 31, 2021, in the Title365 segment, we had 169 customers including 19 of the top 100 financial services firms. From the acquisition date through December 31, 2021, in the Title365 segment, 10 customers each generated more than $1 million in revenue for us, which represented 91.7% of Title365 segment revenue included in our consolidated results.
Sales and Marketing
Our team focuses on building successful long-term customer relationships through a customer-first go-to-market approach. Accounts are staffed with account teams who are responsible for making customers successful using our products, whether it is through technical implementations, organizational change, loan officer enablement, or industry best practices. Our internal teams are highly incentivized to go beyond the initial sale and to get accounts live and fully adopted on Blend.

Our products are sold through a direct sales force that continues to manage customer relationships on an ongoing basis post-sale. To create incentives for acquiring new customers and growing existing relationships, compensation is based on a combination of closing new deals and growing transaction volume through our software platform. We use a “land and expand” approach to growing customer relationships, typically completing an initial deployment for one or two products and then adding more products over time.

Our marketing is designed to highlight the success of our customers and engage the market through high-value, personalized offers and experiences. Our marketing efforts are focused on building brand awareness, inbound lead generation, market education, and supporting our direct sales team. To maintain a high level of engagement with our customers, we host a customer conference called Forward and an executive summit called Forum where we discuss the latest innovations shaping the future of lending and banking with our customers and with leaders across the industry.
Customer Success
We work in close partnership with our customers to help them rapidly deploy our software platform and realize value as quickly as possible from the breadth of our features. By investing deeply in the success of our customers, we seek to build a strong foundation for long-term relationships. Each customer is supported by a team of deployment and integration specialists. Most new customer deployments are completed within three to four months, including integrations to back-end systems. To reduce friction during the sales process, deployment services are typically delivered at near break-even costs, and we provide our customers with a free testing environment.

We also provide free training services and maintain an online knowledge base with best practices and training information to help our customers educate more than 75,000 loan originators, processors, and support staff. We publish weekly release notes featuring product updates, and our support professionals are available 24 hours per day, seven days per week, and 52 weeks per year to answer questions and help customers resolve issues.
Research & Development
Our software platform operates as the interface that connects consumers, financial services firms, and third-party service providers such as realtors, property and casualty insurance providers, title agencies, and notaries. We invest substantial resources in research and development to expand our software platform by developing new components, features, and product offerings. Our engineering, product, and design teams build our software platform and products in close partnership with our customers and use focus groups with both customers and consumers to gain a deep understanding of the tasks and workflows we automate. We also analyze the data from millions of applications flowing through our system to understand opportunities for driving further efficiencies and improvements.

We use Agile software development methodologies and automated testing to support continuous product deployment with new code shipping nearly every week. Our modular platform architecture uses microservices and APIs to support the ability for our customers to create unique financial product offerings and consumer journeys.
Human Capital
Our Culture and Employees
Our employees are a key reason for our success and are essential for our continued growth. Our culture, industry success, and competitive compensation enable us to successfully retain our employees and to effectively recruit new talent aligned with our vision. We have received numerous awards for corporate culture and professional development and were recently listed by Forbes as one of America’s Best Startup Employers for 2021 and by Inc. Magazine as one of America’s Best Workplaces for 2021.

Central to Blend’s culture is our commitment to Diversity, Inclusion & Belonging. Our core goals in this area include becoming an equitable employer of the future, creating an open and equitable consumer banking ecosystem, and demonstrating social impact and community investment. To achieve these goals, we cultivate diverse talent pipelines, partner with organizations committed to promoting racial equity and greater accessibility in the financial services ecosystem, and support philanthropic causes. Over the past year, we have contributed funds to support disaster relief, racial equity, and the combating of violence against the Asian- and Asian-American community.

As of December 31, 2021, we had a total of 1,689 employees. As of January 1, 2022, in connection with the integration of Title365’s India operations with our existing operations, our number of employees increased by 587 to 2,276. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Competition
The primary competitors for our software platform include point solution vendors, providers of back office software with proprietary digital capabilities, and systems developed internally at financial services firms. We also expect new players to enter the market and existing companies to allocate more resources to develop and market products that compete with ours. We contract with several providers of back-office software for financial services firms in order to integrate our products with their software, and these providers may choose to offer competing software products. We believe we distinguish ourselves from the competition through the breadth of our product offerings, the flexibility of our configurable platform architecture, our ability to support multi-product shopping experiences, the scale of our ecosystem, the service-provider marketplaces integrated into our product offerings, the size and scale of our customer base, and our ability to power superior end-to-end consumer journeys.

Competition in the title insurance industry may impact our business and is intense, particularly with respect to price, service, and expertise. Larger commercial mortgage originators also look to the size and financial strength of a title insurance agency. Although we provide title and settlement services to large commercial customers and mortgage originators, there are many other title insurance agencies that have substantially greater gross revenue than we do and, if affiliated with a title insurance underwriter, could have significantly greater capital. The size and number of title insurance agencies vary in the geographic areas in which we conduct our title business. Our competitors include other major title brokers and underwriters, as well as other regional title insurance companies, underwritten title companies, and independent agency operations at the regional and local level. Competition, expansion of existing competitors, or new entrants to the title business could affect our business operations and financial condition.

The principal competitive factors in our industry include:
•product functionality;
•consumer experience;
•employee user experience;
•time to value;
•total cost of ownership;
•flexibility;
•scalability;
•ease of integration;
•level of customer satisfaction;
•ability to innovate rapidly;
•brand awareness; and
•brand reputation.

We believe our product strategy, speed of innovation, and company culture allow us to compete favorably with respect to these factors. However, we expect competition to increase as our competitors invest more in their digital capabilities. Our ability to remain competitive will depend on our ongoing efforts to expand our product capabilities and increase the value we deliver to our customers.

Intellectual Property
We believe that our success depends in part on our ability to protect our core technology and innovations. We rely on a combination of trademark, patent, copyright, and trade secret laws in the United States and other jurisdictions, as well as license agreements, contractual restrictions, non-disclosure agreements, intellectual property assignment agreements, and other contractual protections, to establish and protect our intellectual property rights. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties. Though we rely in part upon these legal and contractual protections, we believe that factors such as the technological and creative skills of our personnel, creation of new services, features and functionality, and frequent enhancements to our software platform are more essential to establishing and maintaining our technology leadership position. In addition, we use open source software in our services. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our services.

As of December 31, 2021, we had one issued patent in the United States and patent applications pending in the United States, European Patent Office, Canada, and Australia. We continue to evaluate our intellectual property portfolio, and may seek patent protection for additional intellectual property developed by us in the future. Additionally, we have registered the term “Blend” in the United States, the United Kingdom, and the European Union, and as of December 31, 2021, we had pending trademark applications in the United States as well as Canada. We also have registered domain names that we use in, or are related to, our business, most importantly blend.com.

We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. For additional information, see the section titled “Risk Factors—Risks Related to Our Intellectual Property—Failure to adequately protect our intellectual property could adversely affect our business, financial condition, and results of operations.”
Government Regulation
Our customers and prospective customers are highly regulated and are generally required to comply with stringent regulations in connection with performing business functions that our products and services address. Additionally, we facilitate compliance with these regulatory requirements. While we currently operate our business in an effort to ensure our business itself is not subject to extensive regulation, there is a risk that certain regulations could become applicable to us, including as we expand the functionality of and services offered through our software platform. In addition, we and our partners, vendors, and other service providers must comply with laws and regulatory regimes that apply to us directly and our partners, vendors, and other service providers indirectly, including through certain of our products, as a technology provider to financial services firms, and in areas such as privacy, information security and data protection, and our contractual relationships with our customers.

In particular, certain laws, regulations, and rules our customers are subject to, and we facilitate compliance with, include:
•The Truth in Lending Act, or TILA, and Regulation Z promulgated thereunder, and similar state laws, which require certain disclosures to borrowers regarding the terms and conditions of their loans and credit transactions, and require creditors to comply with certain lending practice restrictions as well as TRID, which imposes specific requirements around the collection of information, charging of fees, and disclosure of specific loan terms and costs upon receipt of an application for credit;
•The Real Estate Settlement Procedures Act, or RESPA and Regulation X which require certain disclosures to be made to the borrower at application, as to the financial services firm’s good faith estimate of loan origination costs, and at closing with respect to the real estate settlement statement, prohibits giving or accepting any fee, kickback or a thing of value for the referral of real estate settlement services or accepting a portion or split of a settlement fee other than for services actually provided for affiliated business relationships, prohibits receiving anything other than a legitimate return on ownership, requiring use of an affiliate, and failing to provide a disclosure of the affiliate relationship;
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

•The Fair Credit Reporting Act, or FCRA, and Regulation V promulgated thereunder, imposes certain obligations on consumer reporting agencies, users of consumer reports and those that furnish information to consumer reporting agencies, including obligations relating to obtaining consumer reports, marketing using consumer reports, taking adverse action on the basis of information from consumer reports and protecting the privacy and security of consumer reports and consumer report information;
•Section 5 of the Federal Trade Commission Act, or FTC Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, and Section 1031 of the Dodd-Frank Act, which prohibits unfair, deceptive or abusive acts or practices in connection with any consumer financial product or service, and analogous state laws prohibiting unfair, deceptive or abusive acts or practices;
•Gramm-Leach-Bliley Act, or GLBA, and Regulation P promulgated thereunder, which includes limitations on financial services firms’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requires financial services firms to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information and requires financial services firms to disclose certain privacy notices and practices with respect to information sharing with affiliated and unaffiliated entities as well as to safeguard personal borrower information, and other privacy laws and regulations;
•Electronic Fund Transfer Act, or EFTA, and Regulation E promulgated thereunder, which provide guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts, including requirements for overdraft services and a prohibition on a creditor requiring a consumer to repay a credit agreement in preauthorized (recurring) electronic fund transfers and disclosure and authorization requirements in connection with such transfers;
•Homeowners Protection Act, or HPA, which requires certain disclosures and the cancellation or termination of mortgage insurance once certain equity levels are reached;
•Home Mortgage Disclosure Act, or HMDA, and Regulation C, which require reporting of loan origination data, including the number of loan applications taken, approved, denied and withdrawn;
•Fair Housing Act, or FHA, which prohibits discrimination in housing on the basis of race, sex, national origin, and certain other characteristics;
•The Secure and Fair Enforcement for Mortgage Licensing, or the SAFE Act, which imposes state licensing requirements on mortgage loan originators;
•state laws and regulations impose requirements related to unfair or deceptive business practices and consumer protection, as well as other state laws relating to privacy, information security, conduct in connection with data breaches;
•Telephone Consumer Protection Act, or TCPA, and the regulations promulgated thereunder, which impose various consumer consent requirements and other restrictions in connection with telemarketing activity and other communication with consumers by phone, fax or text message, and which provide guidelines designed to safeguard consumer privacy in connection with such communications;
•Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM, and the Telemarketing Sales Rule, or TSR, and analogous state laws, which impose various restrictions on marketing conducted use of email, telephone, fax or text message;
•Electronic Signatures in Global and National Commerce Act, or ESIGN Act, and similar state laws, particularly Uniform Electronic Transactions Act, or UETA, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures and which require financial services firms to obtain a consumer’s consent to electronically receive disclosures required under federal and state laws and regulations;
•Americans with Disabilities Act, or ADA, which has been interpreted to include websites as “places of public accommodations” that must meet certain federal requirements related to access and use;
•Right to Financial Privacy Act, or RFPA and similar state laws enacted to provide the financial records of financial services firms’ customers a reasonable amount of privacy from government scrutiny;
•Bank Secrecy Act, or BSA and the USA PATRIOT Act, which relate to compliance with anti-money laundering, borrower due diligence and record-keeping policies and procedures;
•the regulations promulgated by the Office of Foreign Assets Control, or OFAC under the U.S. Treasury Department related to the administration and enforcement of sanctions against foreign jurisdictions and persons that threaten U.S. foreign policy and national security goals, primarily to prevent targeted jurisdictions and persons from accessing the U.S. financial system; and

•other state-specific and local laws and regulations.

In addition to the laws, regulations, and rules that apply to our customers, and that we facilitate compliance with, we, in our capacity as a service provider to financial services firms and as a provider of marketplace services directly to consumers, and our partners, vendors, and other service providers, may be deemed to be subject to certain laws, regulations, and rules through our relationships with our customers including RESPA, FCRA, FTC Act, GLBA, FHA, TCPA, CAN-SPAM, TSR, ESIGN Act, ADA, OFAC, and state laws and regulations that impose requirements related to unfair or deceptive business practices and consumer protection, as well as other state laws relating to privacy, information security, data protection, and conduct in connection with data breaches.

We are also subject to a variety of laws, rules, and regulations relating to the real estate, property and casualty insurance, title insurance and settlement services industries, mobile- and internet-based businesses, and information security, advertising, privacy, data protection, and consumer protection laws. For example, we are subject to extensive licensing, anti-kickback, rate, and settlement practices regulations by the applicable state agencies in the jurisdictions in which our title insurance business operates. Title insurance rates are regulated differently in various states, with some states requiring us to file and receive approval of rates before such rates become effective and some states promulgating the rates that can be charged. See “Risk Factors—Risks Related to Our Legal and Regulatory Environment” for additional information and a discussion of our regulatory risks.
Data Privacy and Security
The data we collect, use, receive, and otherwise process is integral to our business, providing us with insights to improve our software platform and our products. Our collection, use, receipt, and other processing of data in our business subjects us to numerous U.S. state, federal, and foreign laws and regulations addressing privacy, data protection, information security, and the collection, storing, sharing, use, transfer, disclosure, protection and processing of certain types of data. Such regulations include, for example, GLBA, the Children’s Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, CAN-SPAM, Canada’s Anti-Spam Law, TCPA, FCRA, the FTC Act, and CCPA. We work to comply with, and to help allow customers to comply with, applicable laws and regulations relating to privacy, data protection and information security. This helps underpin our strategy of building trust and providing a strong experience to customers.

Despite our efforts to comply with applicable laws, regulations, and other obligations relating to privacy, data protection, and information security, it is possible that our interpretations of the law, practices, or software platform could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations, or obligations. Our failure, or the failure by our partners, vendors, service providers, or customers, to comply with applicable laws or regulations or any other obligations relating to privacy, data protection, or information security, or any compromise of security that results in unauthorized access to, or use or release of personal information or other data relating to consumers or other individuals, or the perception that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing customers and consumers from using our software platform, or result in fines, investigations, or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, financial condition, and results of operations.

See the section titled “Risk Factors—Risks Related to Our Legal and Regulatory Environment—Changes in laws or regulations relating to privacy, information security, data protection or the protection or transfer of personal information, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations relating to privacy, information security, data protection or the protection or transfer of personal information, could adversely affect our business.” for additional information about our approach to laws and regulations relating to privacy, data protection, and information security.
Corporate Information
Blend Labs, Inc. was incorporated in the state of Delaware on April 17, 2012. Our principal executive offices are located at 415 Kearny Street, San Francisco, California 94108, and our telephone number is (650) 550-4810.

Additional Information
Our website is located at https://www.blend.com and our investor relations website is located at https://investor.blend.com. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our Proxy Statement for our annual meeting of stockholders and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website that contains our SEC filings at www.sec.gov.

We have used, and intend to continue to use, our website, investor relations website, news site (https://www. https://blend.com/company/newsroom), blog (https:/blend.com/blog) and social media accounts, including our Twitter account (@blendlabsinc), our Facebook account (@BlendLabs) and our Instagram account (@blendlabs), as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

The contents of the websites provided above are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC. Further, our references to the URLs for these websites are intended to be inactive textual references only.
ITEM 1A. RISK FACTORS
Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes. Any of the following risks could have an adverse effect on our business, results of operations, financial condition, or prospects, and could cause the trading price of our Class A common stock to decline. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. Our Risk Factors are not guarantees that no such conditions exists as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.
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
•Changes in economic conditions, especially those affecting the levels of real estate and mortgage activity, such as mortgage interest rates, credit availability, real estate prices, inflation, and consumer confidence, could adversely affect our business, financial condition, and results of operations;

•Our results of operations are likely to fluctuate from period to period, which could cause the market price of our Class A common stock to decline;
•A cyberattack, security breach or incident affecting us or the third parties we rely on or partner with could expose us or our customers and consumers to a risk of loss or misuse of confidential information and have an adverse effect on our reputation, brand, business, financial condition, and results of operations;
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
•We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations;
•The trading price of our Class A common stock may be volatile, and you could lose all or part of your investment; and
•The multi-class structure of our common stock has the effect of concentrating voting power with Nima Ghamsari, Head of Blend, Co-Founder, and Chair of our board of directors, which will severely limit your ability to influence or direct the outcome of matters submitted to our stockholders for approval, including the election of our board of directors, the adoption of amendments to our certificate of incorporation (the “Amended and Restated Certificate of Incorporation”) and amended and restated bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction.

Risks Related to Our Business and Operations
We have experienced rapid growth in recent periods, and we do not expect to grow at these historical rates in future periods.
We have grown rapidly over the last several years, and therefore our recent revenue growth rate and financial performance should not be considered indicative of our future performance. In 2021 and 2020, our Blend Platform segment revenue was $135.6 million and $96.0 million, respectively, representing a 41% year-over-year growth rate. We expect our revenue growth rate to decline in future periods. We believe that growth of our revenue depends on a number of factors, including our ability to price our products and services effectively so that we are able to attract and retain customers without compromising our profitability, attract new customers, increase our existing customers’ use of our solutions, provide our customers with excellent support, and successfully identify and acquire or invest in businesses, products, or technology that we believe could complement or expand our solutions.

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
We have incurred net losses in each period since our inception in 2012, and we may not be able to achieve or maintain profitability in the future. We incurred a net loss of $169.9 million in the year ended December 31, 2021 and $74.6 million in 2020, respectively, and as of December 31, 2021 and December 31, 2020, we had an accumulated deficit of $442.8 million and $272.9 million, respectively. We expect our costs will increase over time and our losses to continue as we expect to invest significant additional funds towards growing our business and operating as a public company. We have expended and expect to continue to expend substantial financial and other resources on product development, including investments in our product, engineering, and design teams and the development of new products and new functionality for our existing products and our platform; our technology infrastructure, including systems architecture, management tools, scalability, availability, performance, and security, as well as disaster recovery measures; our sales, marketing, and customer success organizations; acquisitions or strategic investments; and general administration, including legal and accounting expenses. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flows on a consistent basis. Additionally, in an inflationary environment, our costs may increase and we may not be able to increase the pricing of our products accordingly, which could adversely impact our financial performance. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
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
Historically, certain of our customers have accounted for a significant portion of our revenue. For example, for 2021, our top five customers in the Blend Platform segment accounted for 29.9% of the segment revenue, and as of December 31, 2021, we had 23 customers in the Blend Platform segment generating more than $1 million in annual revenue, which represented 54.7% of the segment revenue in 2021. Additionally, we rely on certain of our customers, including Mr. Cooper, for a significant portion of our title transaction volumes. For example, for the six months from the closing of our Title365 acquisition through December 31, 2021, our top five customers in the Title365 segment accounted for 83.1% of the segment revenue, with Mr. Cooper accounting for 58.8% of the segment revenue, and as of December 31, 2021, we had 10 customers in the Title365 segment generating more than $1 million in annual revenue, which represented 91.7% of the segment revenue in the six months ended December 31, 2021.We have experienced lower than anticipated title transaction volume since the closing of our Title365 acquisition and may experience further reductions in the future. Reductions in title transaction volume from any such customers, or a deterioration in our relationship with any such customers, could have a significant impact on our title business. The concentration of a significant portion of our business and transaction volume with a limited number of customers, or type of customer or industry, exposes us disproportionately to any of those customers choosing to no longer partner with us or choosing to partner with a competitor, to the economic performance or market share of those customers or industry, including as a result of challenger banks or technology disruptors, or to any events, circumstances, or risks affecting such customers or industry. Additionally, because we do not have long-term contractual financial commitments with many of our customers, a material modification in the financial operations of a key customer could affect our transaction volume with that customer and therefore our revenue growth. If we are unable to continue to increase the number of other customers on our platform or if any of our key customers were to suspend, limit, or cease their operations or otherwise terminate their relationship with us or lose market share, our business, financial condition, and results of operations would be adversely affected.
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
•successfully introduce and integrate new products and services and enter new markets and geographies;
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
Increased interest rates may adversely impact the spending levels of consumers and their ability and willingness to borrow money. Higher interest rates often lead to higher loan rates charged to consumers, which could adversely affect the ability of our customers to generate volume and in turn, the number of transactions enabled through our platform and thus our ability to generate revenue from such transactions. The U.S. Federal Reserve raised interest rates in March 2022 and has indicated it expects to raise interest rates again in the future. As a result of this or other interest rate increases, financial services firms and consumers may be discouraged from engaging with our platform or using our services and as a result, reduce the volume of transactions enabled through our platform or the value of title orders processed, which could adversely affect our business, financial condition, and results of operations.
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
•our ability to maintain or increase loan volumes, transactions processed, platform utilization, and title orders closed, and improve loan mix;
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
A cyberattack, security breach, or incident affecting us or the third parties we rely on or partner with could expose us or our customers and consumers to a risk of loss or misuse of confidential information and have an adverse effect on our reputation, brand, business, financial condition, and results of operations.
We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, receive, use, transmit, store, and otherwise process large amounts of sensitive information, including personal information, credit information, and other sensitive and confidential information of consumers. It is critical that we do so in a manner designed to maintain the confidentiality, integrity, and availability of such sensitive information. Additionally, in the ordinary course of our business, we collect, store, transmit, and otherwise process large amounts of confidential business information, including intellectual property, proprietary corporate and business information, and other confidential information. We also have arrangements in place with certain of our partners, vendors, and other service providers that require us to share certain of the information we maintain and otherwise process, including consumer information, with them. Certain elements of our operations (including elements of our information technology infrastructure) rely on third parties, and as a result, we manage a number of third-party service providers who may have access to our computer networks and sensitive or confidential information. In addition, many of those third parties may in turn subcontract or outsource some of their responsibilities to other third parties. Our information technology systems, including the functions of third parties that are involved or have access to those systems, are large and complex, with many points of entry and access. Our systems and those of our third-party service providers are potentially vulnerable to and may be subject to unintentional, inadvertent, or malicious, internal and external cyberattacks, including security breaches, incidents, exposures, intrusions, malware, ransomware, social engineering attacks, phishing and spearphishing attempts, fraudulent inducement, electronic fraud, wire fraud attempts to overload our servers with distributed denial-of-service attacks, employee theft, error, or malfeasance, unauthorized access by third parties (including foreign governments or state actors with significant financial and technological resources) or internal actors, or other attacks and similar disruptions. Any vulnerabilities can be exploited from inadvertent or intentional actions of our employees, partners, vendors, service providers, customers, or by malicious third parties. For example, in December 2021, a vulnerability in a popular logging software, Log4j, was publicly announced. If left unpatched, the Log4j vulnerability could be exploited to allow unauthorized actors to execute code remotely on a system using Log4j. We have taken steps to ensure these vulnerabilities have been patched in our systems, but we cannot guarantee that all vulnerabilities have been patched in every system upon which we are dependent or that additional critical vulnerabilities of Log4j or other open-source software upon which we rely will not be discovered. Additionally, to the extent manual processes are involved in the handling of sensitive information, such sensitive information could be inadvertently misdirected despite our training and quality assurance precautions. While we have taken steps to protect the sensitive and confidential information that we have access to and have implemented multiple overlapping controls to reduce risk of a single control failure, our security measures or those of our partners, vendors, or other service providers could be breached or we could suffer data loss or unauthorized access to our platform or the systems or networks used in our business.

Because cyberattacks of this nature are increasing in frequency, levels of persistence, sophistication and intensity, and techniques used to obtain unauthorized access or to sabotage systems change frequently and may not be known until they are launched against a target, we and our partners, vendors, and other service providers may be unable to anticipate or prevent these attacks, react in a timely manner, or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other privacy- and security-related incidents. These security risks that we and our partners, vendors, and other service providers face have been heightened by an increase in employees and service providers working remotely in response to the COVID-19 pandemic.

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

Although we have developed systems and processes that are designed to protect the confidential and sensitive information we maintain and our partners, vendors, and other service providers maintain on our behalf, including personal information of our customers, consumers, and employees, protect our systems, prevent data loss, and prevent security breaches and security incidents, these security measures may not have fully protected our systems in the past and cannot guarantee security in the future. The information technology systems and infrastructure used in our business may be vulnerable to cyberattacks or security breaches, and third parties may be able to access data, including personal information of our customers, consumers, or employees, or other sensitive and proprietary data, accessible through those systems. Employee error, malfeasance, or other errors in the storage, use, or transmission of any of these types of data could result in an actual or perceived privacy or security breach or other security incident. Although we have policies and technologies restricting access to the personal information we store, there is a risk that these policies and technologies may not be effective in all cases. Any actual or perceived breach of privacy, or any actual or perceived security breach or other incident, could interrupt our operations, result in our platform being unavailable, result in loss or improper access to, or acquisition or disclosure of sensitive or confidential information, personal information, or other data, result in fraudulent transfer of funds, harm our reputation, brand, and competitive position, damage our relationships with our customers, subject us to adverse media coverage, or result in claims, regulatory investigations, and proceedings and significant legal, regulatory, and financial exposure, including ongoing monitoring by regulators, and any such incidents or any perception that our security measures are inadequate could lead to loss of customer confidence in, or decreased use of, our platform, any of which could adversely affect our business, financial condition, and results of operations. Any actual or perceived breach of privacy or security, or other security incident, impacting any entities with which we share or disclose data (including, for example, our partners, vendors, or other service providers) could have similar effects. We also expect to incur significant costs in an effort to detect and prevent privacy and security breaches and other security incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived privacy or security breach or other incident.

Additionally, defending against claims or litigation based on any privacy or security breach or other security incident, regardless of their merit, could be costly and divert management’s attention. We cannot ensure that any provisions in our agreements with customers, contracts with service providers and other contracts relating to limitations of liability, including those in connection with a privacy or security breach or other security incident, would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim. We cannot be certain that our insurance coverage will be adequate for data handling or information security costs or liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our reputation, brand, business, financial condition, and results of operations.
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
•actual or perceived disruptions to, failures of, or defects, bugs, vulnerabilities, or errors in our platform or similar incidents, such as privacy or security breaches or other security incidents, site outages, payment disruptions, or other incidents that impact or may be perceived to impact the reliability of our services, including services provided by third parties we rely on;
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
Since 2012, we have experienced rapid growth in our employee headcount, our customers, and our operations, and we expect to continue to experience growth in the future. Employee growth has occurred both at our San Francisco headquarters and in a number of our offices across the United States. This growth has placed, and may continue to place, substantial demands on management and our operational and financial infrastructure. As with many companies in our growth stage, as of December 31, 2021, a majority of our Blend Platform segment employees have been with us for fewer than 12 months. We have made, and intend to continue to make, substantial investments in our technology, customer service, risk, sales and marketing infrastructure. Our ability to manage our growth effectively and to integrate new employees, technologies, and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to effectively integrate, develop, and motivate a large number of new employees, while maintaining the beneficial aspects of our culture. Continued growth could challenge our ability to develop and improve our information technology infrastructure and our operational, financial, and management controls, enhance our reporting systems and procedures, recruit, train, and retain highly skilled personnel and maintain user satisfaction. Additionally, if we do not manage the growth of our business and operations effectively, the quality of our platform and the efficiency of our operations could suffer, which could adversely affect our reputation, business, financial condition, and results of operations. For example, in connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and could cause a decline in the price of our Class A common stock. We will need to continue to improve our operational and financial infrastructure in order to manage our business effectively and accurately report our results of operations.

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
We operate under a success-based business model and often rely on self-reporting of completed transactions by our customers, which can make it difficult to estimate and forecast revenue.
We offer our banking products through software-as-a-service agreements where fees are assessed for each completed transaction, such as a funded loan, new account opening, or closing transaction. We do not charge for abandoned applications or rejected applications, even though they cause us to incur costs. Our customers have the ability to access our platform under subscription arrangements, in which customers commit to a minimum number of completed transactions at specified prices over the contract term, or under usage-based arrangements, in which customers pay in arrears a variable amount for completed transactions at a specified price. Our subscription arrangements are generally non-cancelable during the contract term, and we may also earn additional overage fees if the number of completed transactions exceeds contractual minimums. Our usage-based arrangements generally can be terminated at any time by the customer. We recognize revenue ratably for our subscription arrangements because the customer receives and consumes the benefits of our platform throughout the contract period. We recognize fees for usage-based arrangements as the completed transactions are processed using our platform.

We use and often rely on the reporting of completed transactions by our customers when invoicing them for usage and overage fees in connection with our arrangements. If the reporting of completed transactions by our customers is not timely or accurate, it may impact our ability to estimate revenue, which may impact the accuracy of our actual and forecasted revenue recognized from our customers. If we incorrectly forecast revenue from our customers and the amount of revenue is less than projections we provide to investors, the price of our Class A common stock could decline substantially and our business, financial condition, and results of operations could be adversely affected.

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
A substantial majority of the transactions enabled through our platform and title closed orders processed relate to mortgage loans and refinances, and our financial prospects depend significantly on the financial services industry ecosystem. If financial services firms experience large or unexpected losses through the offering of financial products, these firms may choose to decrease the amount of money they spend with us. In addition, increased competition to financial services firms from challenger banks and technology disruptors as well as decreases in consumer demand in the financial services industry in general could adversely affect the demand for our product and, in turn, the number of customers and their consumers using our platform. In addition, the number of mortgage loans, refinances, and other loan products may decline during recessionary periods and other periods in which disposable income is adversely affected and may be affected by negative trends in the broader economy, including the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, and increased unemployment.
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
Our platform and system infrastructure rely on software that is highly technical and complex and depend on the ability of such software to store, retrieve, process, and manage high volumes of data. The software on which we rely may contain undetected errors, defects, bugs, or vulnerabilities, some of which may only be discovered after the code has been released. Our practice is to affect frequent releases of software updates, sometimes multiple times per day. Further, as we create new products and services and enhance our existing products and services, we may encounter difficulties in achieving interoperability between our new products and services and our existing products and services. The third-party software that we incorporate into our platform or rely on may also be subject to errors, defects, bugs, or vulnerabilities. Any errors, defects, bugs, or vulnerabilities discovered in our code or from third-party software after release could result in negative publicity, a loss of users, increased regulatory scrutiny, fines or penalties, loss of revenue or liability for damages, and access or other performance issues. Such vulnerabilities could also be exploited by malicious actors and result in exposure of data of users on our platform, or otherwise result in a security breach or other security incident. We may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors, bugs, or defects or to address, analyze, correct, and eliminate software platform vulnerabilities. Any failure to timely and effectively resolve any such errors, defects, bugs, or vulnerabilities could adversely affect our business, reputation, brand, financial condition, and results of operations.
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
The market for cloud-based banking software is still in relatively early stages of growth and if this market does not continue to grow, grows more slowly than we expect, or fails to grow as large as we expect, our business, financial condition, and results of operations could be adversely affected.

Use of, and reliance on, cloud-based banking software is still at an early stage, and we do not know whether financial services firms will continue to adopt cloud-based banking software in the future, or whether the market will change in ways we do not anticipate. Many financial services firms have invested substantial personnel and financial resources in legacy software, and these institutions may be reluctant, unwilling or unable to convert from their existing systems to our software platform. Furthermore, these financial services firms may be reluctant, unwilling or unable to use cloud-based banking software due to various concerns such as the security of their data and reliability of the delivery model. These concerns or other considerations may cause financial services firms to choose not to adopt cloud-based banking software such as our cloud-based software platform or to adopt them more slowly than we anticipate, either of which would adversely affect our business, financial condition, and results of operations. Our future success also depends on our ability to sell additional products, services, and functionality to our current and prospective customers. As we create new products and services and enhance our existing products and services, these applications and enhancements may not be attractive to customers or we may encounter difficulties in achieving interoperability between our new products and services and our existing products and services. In addition, promoting and selling new and enhanced functionality may require increasingly costly sales and marketing efforts, and if customers choose not to adopt this functionality our business and results of operations could suffer. If financial services firms are unwilling or unable to transition from their legacy systems, or if the demand for our software platform does not meet our expectations, our business, financial condition, and results of operations could be adversely affected.
Unfavorable conditions in our industry or the global economy or reductions in technology spending could limit our ability to grow our business and adversely affect our financial condition and results of operations.
Our results of operations may vary based on the impact of changes in our industry or the U.S. economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for our solutions. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the general economy in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare, such as the current war in Ukraine and the potential effects of sanctions, and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in lending activity and business investments, including spending on technology, and negatively affect the growth of our business. For example, the COVID-19 pandemic has created and may continue to create significant uncertainty in global financial markets and the long-term economic impact of the COVID-19 pandemic is highly uncertain. To the extent our solutions are perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general technology spending. Also, competitors, some of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be adversely affected.
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

Our business depends significantly on revenue from large and mid-sized financial services firms. As our existing platform components mature, we will need to successfully integrate new products on our platform, including by achieving interoperability between such new products and our existing products, as well as upgrade the decisioning, verification, and automation components of our existing platform in order to continue to help our customers adapt quickly to constantly changing market conditions. If we are not able to develop and clearly demonstrate the value of new products, upgraded components, or services to our customers, or effectively utilize our customers’ data to provide them with value, our ability to retain and acquire customers could be adversely affected. If competitors introduce new offerings embodying new technologies, or if new industry standards and practices emerge, our existing technology, services, and website may become obsolete. Our future success could depend on our ability to respond to technological advances and emerging industry standards and practices in a cost-effective and timely manner.

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
The benefits of a strategic acquisition or partnership may also take considerable time to develop, and we cannot be certain that any particular strategic acquisition or partnership will produce the intended benefits. Further, acquisitions could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt (and increased interest expense), contingent liabilities or amortization expenses related to intangible assets, or write-offs of goodwill and intangible assets. If we are unable to identify and complete strategic acquisitions or partnerships, our business, financial condition, and results of operations could be adversely affected.
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
Certain of the metrics presented herein are calculated using internal company data that has not been independently verified, data from third-party attribution partners, or unaudited financial information of companies that we have acquired or partnered with. While these metrics and figures are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring these metrics and figures across our client base and user base. Additionally, certain figures relating to our strategic acquisitions and partnerships are based on unaudited financial information that has been prepared by the management of such companies and has not been independently reviewed or audited. We cannot assure you that such financial information would not be materially different if such information was independently reviewed or audited. We regularly review and may adjust our processes for calculating our metrics and other figures to improve their accuracy, but these efforts may not prove successful and we may discover material inaccuracies. In addition, our methodology for calculating these metrics may differ from the methodology used by other companies to calculate similar metrics and figures. We may also discover unexpected errors in the data that we are using that resulted from technical or other errors. If we determine that any of our metrics or figures are not accurate, we may be required to revise or cease reporting such metrics or figures. Any real or perceived inaccuracies in our metrics and other figures could adversely affect our reputation and our business.
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

The full extent to which the COVID-19 pandemic and the various responses thereto impact our business, financial condition, and results of operations and impact our customers and partners, vendors, and other third parties will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic, including any potential future waves of the pandemic, governmental, business, and individual actions that have been and continue to be taken in response to the pandemic, the effect on our customers and on global IT spending disruptions, restrictions on our employees’ ability to work and travel, and the availability and cost to access the capital markets. As a result of the COVID-19 pandemic, in March 2020, we temporarily closed our offices, required our employees and contractors to work remotely, and implemented travel restrictions, all of which represent a significant disruption in how we operate our business. The operations of our customers and partners have likewise been disrupted. While substantially all of our business operations can be performed remotely, many of our employees are juggling additional work-related and personal challenges. In addition, such remote operations could decrease the cohesiveness of our teams and our ability to maintain our culture, both of which are critical to our success. A remote working environment could impede our ability to undertake new business projects, to foster a creative environment, to hire new team members, and to retain existing team members. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations, including as may be required by federal, state, local, or foreign authorities or that we determine are in the best interests of our employees, customers, and stockholders. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—COVID-19” for additional information about the impact of the COVID-19 pandemic on our business.
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

We are considering expanding our presence internationally. We expect to eventually launch our platform internationally and, in connection with our acquisition of Title365, we acquired Title365’s India operations. We expect to expand those operations. Operating outside of the United States may require significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering, and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:
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
Historically, we have financed our operations primarily through equity issuances and cash collections from our customers. In 2021, we also entered into a credit agreement that provides for a term facility and a revolving facility. The term facility was fully drawn at closing to provide, in part, the consideration being paid in connection with our acquisition of Title365. To support our growing business and to effectively compete, we must have sufficient capital to continue to make significant investments in our platform. We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new platform features and services or enhance our existing platform, improve our operating infrastructure, or acquire complementary businesses and technologies. Additionally, we may consider adopting various employee compensation programs from time to time, including one possible program that would allow employees the opportunity to annually elect the proportion of their compensation that would be provided in the form of cash or equity. The details of any such program, and the extent to which we may implement any such program, have not been determined at this time. If we do decide to adopt a program like this in the future, it could result in us paying a greater percentage of our employees’ compensation in the form of cash or equity, depending on how our employees elect to receive their compensation. This could result in us using a larger amount of our cash reserves for the payment of compensation in future periods or could result in us granting a greater number of our shares subject to equity awards, which could increase our overall dilution, increase our stock-based compensation expense for financial accounting purposes, and increase our tax withholding and remittance obligations. How we determine any such tax withholding obligations would be satisfied could further impact our cash position or increase dilution.

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
We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
In recent periods, we have experienced rapid growth, and this growth has placed considerable strain on our systems, processes, and personnel. As a result, in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting related to the valuation of intangible assets acquired in the Title365 business combination. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

After our acquisition of Title365, we determined that a material weakness existed in our internal controls over financial reporting related to the accounting for the Company’s business combination, including a lack of sufficient precision in the performance of reviews supporting the prospective financial information used in the customer relationship intangible asset valuation and a lack of adequate documentation to provide evidence of operating effectiveness of an associated management review control. As part of our effort to remediate the material weakness, we hired additional finance and accounting resources and implemented enhancements to our processes around preparation and review of projected financial information. Although we believe the hiring of additional finance and accounting resources and implementation of enhancements to our processes around the preparation and review of projected financial information will remediate the material weakness, there can be no assurance that the material weakness will be remediated on a timely basis or at all, or that additional material weaknesses will not be identified in the future. If we are unable to remediate the material weakness, or if we experience additional material weaknesses, our ability to record, process, and report financial information accurately, and to prepare financial statements within the time periods specified by the rules of the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of our Class A common stock.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the New York Stock Exchange. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our systems, processes, and personnel.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems does not perform as expected, we may continue to experience material weaknesses in our controls.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, additional weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. In this regard, in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting related to the valuation of intangible assets acquired in the Title365 business combination.

Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange. As of December 31, 2021, we were not required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting as of December 31, 2022, commencing with our second annual report on Form 10-K.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an emerging growth company as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our Class A common stock.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, valuations of acquired intangible assets and redeemable noncontrolling interest, and common stock valuations. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our Class A common stock.

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
As a public company, we have incurred and will continue to incur substantial legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd–Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the rules and regulations of the SEC, and the listing standards of the New York Stock Exchange. For example, the Exchange Act requires, among other things, we file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, and increase demand on our systems, particularly after we are no longer an emerging growth company. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in this Annual Report on Form 10-K and in other filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors.

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
Our customers and prospective customers are highly regulated and are generally required to comply with stringent regulations in connection with performing business functions that our products and services address; we facilitate compliance with these regulatory requirements. While we currently operate our business in an effort to ensure our business itself is not subject to extensive regulation, there is a risk that certain regulations could become applicable to us, including as we expand the functionality of and services offered through the platform. In addition, we and our partners, vendors, and other service providers must comply with laws and regulatory regimes that apply to us directly and our partners, vendors, and other service providers indirectly, including through certain of our products, as a technology provider to financial services firms, and in areas such as privacy, information security and data protection, and our contractual relationships with our customers.

In particular, certain laws, regulations, and rules our customers are subject to, and we facilitate compliance with, include the:

•TILA, and Regulation Z promulgated thereunder, and similar state laws, which require certain disclosures to borrowers regarding the terms and conditions of their loans and credit transactions, and require creditors to comply with certain lending practice restrictions as well as the TILA-RESPA Integrated Disclosure rule, or TRID, which imposes specific requirements around the collection of information, charging of fees, and disclosure of specific loan terms and costs upon receipt of an application for credit;
•RESPA, and Regulation X, which require certain disclosures to be made to the borrower at application, as to the financial services firm’s good faith estimate of loan origination costs, and at closing with respect to the real estate settlement statement; prohibits giving or accepting any fee, kickback or a thing of value for the referral of real estate settlement services or accepting a portion or split of a settlement fee other than for services actually provided; for affiliated business relationships, prohibits receiving anything other than a legitimate return on ownership, requiring use of an affiliate, and failing to provide a disclosure of the affiliate relationship;
•ECOA, and Regulation B promulgated thereunder, and similar state fair lending laws, which prohibit creditors from discouraging or discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act;
•FCRA, and Regulation V promulgated thereunder, impose certain obligations on consumer reporting agencies, users of consumer reports and those that furnish information to consumer reporting agencies, including obligations relating to obtaining consumer reports, marketing using consumer reports, taking adverse action on the basis of information from consumer reports and protecting the privacy and security of consumer reports and consumer report information;
•Section 5 of the FTC Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, and Section 1031 of the Dodd-Frank Act, which prohibits unfair, deceptive or abusive acts or practices in connection with any consumer financial product or service, and analogous state laws prohibiting unfair, deceptive or abusive acts or practices;
•GLBA, and Regulation P promulgated thereunder, which include limitations on financial services firms’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requires financial services firms to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information, and requires financial services firms to disclose certain privacy notices and practices with respect to information sharing with affiliated and unaffiliated entities as well as to safeguard personal borrower information, and other privacy laws and regulations;

•EFTA, and Regulation E promulgated thereunder, which provide guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts, including requirements for overdraft services and a prohibition on a creditor requiring a consumer to repay a credit agreement in preauthorized (recurring) electronic fund transfers and disclosure and authorization requirements in connection with such transfers;
•HPA, which requires certain disclosures and the cancellation or termination of mortgage insurance once certain equity levels are reached;
•HMDA, and Regulation C, which require reporting of loan origination data, including the number of loan applications taken, approved, denied and withdrawn;
•Fair Housing Act, or FHA, which prohibits discrimination in housing on the basis of race, sex, national origin, and certain other characteristics;
•SAFE Act, which imposes state licensing requirements on mortgage loan originators;
•state laws and regulations impose requirements related to unfair or deceptive business practices and consumer protection, as well as other state laws relating to privacy, data protection, information security, and conduct in connection with data breaches;
•TCPA, and the regulations promulgated thereunder, which impose various consumer consent requirements and other restrictions in connection with telemarketing activity and other communication with consumers by phone, fax or text message, and which provide guidelines designed to safeguard consumer privacy in connection with such communications;
•CAN-SPAM, and the TSR, and analogous state laws, which impose various restrictions on marketing conducted by use of email, telephone, fax or text message;
•ESIGN Act, and similar state laws, particularly UETA, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures and which require financial services firms to obtain a consumer’s consent to electronically receive disclosures required under federal and state laws and regulations;
•ADA, which has been interpreted to include websites as “places of public accommodations” that must meet certain federal requirements related to access and use;
•RFPA, and similar state laws enacted to provide the financial records of financial services firms’ customers a reasonable amount of privacy from government scrutiny;
•BSA, and the USA PATRIOT Act, which relate to compliance with anti-money laundering, borrower due diligence and record-keeping policies and procedures;
•the regulations promulgated by OFAC, under the U.S. Treasury Department related to the administration and enforcement of sanctions against foreign jurisdictions and persons that threaten U.S. foreign policy and national security goals, primarily to prevent targeted jurisdictions and persons from accessing the U.S. financial system; and
•other state-specific and local laws and regulations.

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

In addition, we are currently subject to a variety of, and may in the future become subject to, additional, federal, state, and local laws that are continuously changing, including laws related to: the real estate brokerage, title and settlement services, consumer reporting agency services, and property and casualty insurance industries; mobile- and internet-based businesses; and information security, advertising, privacy, data protection, and consumer protection. These laws can be costly to comply with, require significant management attention, and could subject us to claims, government enforcement actions, civil and criminal liability, or other remedies, including revocation of licenses and suspension of business operations.

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
Changes in laws or regulations relating to privacy, information security, data protection, or the protection or transfer of personal information, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations relating to privacy, information security, data protection, or the protection or transfer of personal information, could adversely affect our business.
We, and our partners, vendors, and other service providers, receive, collect, use, disclose, share, transfer, transmit, process, and store a large volume of personal information and other sensitive data relating to individuals, such as consumers and our employees. Our collection, use, receipt, and other processing of data in our business subjects us to numerous state, federal, and foreign laws and regulations, addressing privacy, information security, data protection, and the collection, storing, sharing, use, transfer, disclosure, protection, and processing of certain types of data. Such regulations include, for example, the GLBA, Children’s Online Privacy Protection Act, Personal Information Protection and Electronic Documents Act, CAN-SPAM, Canada’s Anti-Spam Law, TCPA, FCRA, FTC Act, and California Consumer Privacy Act, or CCPA. These laws, rules, and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation, and changes in interpretation or enforcement, and may be inconsistent from one jurisdiction to another.

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

The CCPA, CPRA, CDPA, CPA and other changes in laws or regulations relating to privacy, data protection, and information security, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of laws or regulations like the GLBA, that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer, or disclosure, could greatly increase the cost of providing our platform, require significant changes to our operations, or even prevent us from providing our platform in jurisdictions in which we currently operate and in which we may operate in the future. Certain other state laws impose similar privacy, data protection, and information security obligations and we also expect that more states may enact legislation similar to the CCPA, CPRA, CDPA, and CPA, which provide consumers with new privacy rights and increase the privacy, data protection, and information security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies. In addition, some jurisdictions, such as New York, Massachusetts, and Nevada have enacted more generalized information security laws that apply to certain data that we process. We cannot yet fully determine the impact these or future laws, rules, regulations, and industry standards may have on our business or operations. Any such laws, rules, regulations, and industry standards may be inconsistent among different jurisdictions, subject to differing interpretations, or may conflict with our current or future practices. Additionally, our customers may be subject to differing privacy laws, rules, and legislation, which may mean that they require us to be bound by varying contractual requirements applicable to certain other jurisdictions. Adherence to such contractual requirements may impact our collection, use, processing, storage, sharing, and disclosure of various types of information including financial information and other personal information, and may mean we become bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters that may further change as laws, rules, and regulations evolve. Complying with these requirements and changing our policies and practices may be onerous and costly, and we may not be able to respond quickly or effectively to regulatory, legislative and other developments. These changes may in turn impair our ability to offer our existing or planned products and services and/or increase our cost of doing business.

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

As our business grows, we may become subject to privacy, data protection, and information security laws from other jurisdictions outside of the United States, potentially including the General Data Protection Regulation, or the GDPR. The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of European persons. Among other things, the GDPR imposes requirements regarding the security of personal data and notification of data processing obligations to competent national data processing authorities, provides for lawful bases on which personal data can be processed, provides for an expansive definition of personal data and requires changes to informed consent practices. In addition, the GDPR provides for heightened scrutiny of transfers of personal data from the European Economic Area, or EEA, to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, and imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of an enterprise’s consolidated annual worldwide gross revenue). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations. Further, the United Kingdom has implemented legislation that substantially implements the GDPR in the United Kingdom, which legislation provides for penalties for violations of up to the greater of 17.5 million British pounds or 4% of an enterprise’s consolidated annual worldwide gross revenue. If we expand our business into the EEA and/or the United Kingdom, we will need to comply with the GDPR and data protection laws of the United Kingdom. This will involve significant resources and expense and may also impair our ability to offer our existing or planned features, products and services and/or increase our cost of doing business.

Despite our efforts to comply with applicable laws, regulations, and other obligations relating to privacy, data protection, and information security, it is possible that our interpretations of the law, practices, or platform could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations, or obligations. Our failure, or the failure by our partners, vendors, service providers, or customers, to comply with applicable laws or regulations, applicable policies or documentation, or any other actual or asserted obligations relating to privacy, data protection, or information security, or any compromise of security that results in unauthorized access to, or use, release, disclosure, or other processing of personal information or other data relating to consumers or other individuals, or the perception that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing customers and consumers from using our platform, or result in fines, investigations, or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, financial condition, and results of operations. Even if not subject to legal challenge, the perception of privacy, data protection, or information security concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition, and results of operations.
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
We are subject to extensive rate regulation by the applicable state agencies in the jurisdictions in which our title insurance business operates. Title insurance rates are regulated differently in various states, with some states requiring us to file and receive approval of rates before such rates become effective and some states promulgating the rates that can be charged. These regulations could hinder our ability to promptly adapt to changing market dynamics through price adjustments, which could adversely affect our business, financial condition, and results of operations, particularly in a rapidly declining market.
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
The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws (including in response to the COVID-19 pandemic) or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. For example, in November 2021, the U.S. House of Representatives passed the legislation commonly known as the Build Back Better Act that proposed several significant modifications to key provisions, as well as introduced new provisions, to the U.S. tax laws. The likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. As we expand the scale of our business activities, any changes in the U.S. and international taxation of such activities may increase our effective tax rate and harm our business, financial condition, and results of operations.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2021, we had net operating loss carryforwards, or NOLs, for federal and state income tax purposes of approximately $406.5 million and $278.1 million, respectively, available to reduce future taxable income. The federal net operating losses generated before 2018 will begin to expire in 2033. The federal net operating losses generated in and after 2018 may be carried forward indefinitely. The expiration of state NOL carryforwards vary by state and begin to expire in 2024. Further, as of December 31, 2021, we had research and development tax credits carryforwards for federal and state income tax purposes of approximately $10.9 million and $9.2 million, respectively, available to reduce future tax liabilities. Federal research and development tax credits will begin to expire in 2033 and the state research and development tax credits can be carried forward indefinitely. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including research and development tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to annual limitations as a result of ownership changes that may occur in the future (which may be outside our control).

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
We have incurred, and will continue to incur, significant costs and expenses in connection with our acquisition of Title365.
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

Some of our borrowings carry a floating rate of interest linked to the London Inter-bank Offered Rate, or LIBOR. On July 27, 2017, the United Kingdom Financial Conduct Authority, or FCA, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator, or no longer be representative immediately after December 31, 2021, for all GBP, EUR, CHF and JPY LIBOR settings and one-week and two-month US dollar LIBOR settings, and immediately after June 30, 2023 for the remaining US dollar LIBOR settings, including three-month US dollar LIBOR. As a result, while the FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate, it is possible that beginning in 2022, LIBOR will no longer be available as a reference rate. In particular the borrowings under our credit facility accrue interest at a floating rate which can be, at our option, either (i) an adjusted LIBOR rate for a specified interest period plus an applicable margin of 7.50% or (ii) a base rate plus an applicable margin of 6.50%. While these agreements generally include alternative rates to LIBOR, if a change in indices results in interest rate increases on our debt, debt service requirements will increase, which could adversely affect our cash flow and results of operations. We do not expect a materially adverse change to our financial condition or liquidity as a result of any such changes or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere.
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
Our business, financial condition, and results of operations are affected by changes in economic conditions, particularly mortgage interest rates, credit availability, real estate prices, inflation, and consumer confidence. Our revenue and earnings have fluctuated in the past due to the cyclical nature of the housing industry, and we expect them to fluctuate in the future.

The demand for our title and escrow offerings is dependent primarily on the volume of residential real estate transactions including, in particular, the number of refinances. The volume of these transactions historically has been influenced by such factors as mortgage interest rates, availability of financing, and the overall state of the economy. Typically, when interest rates are increasing or when the economy is experiencing a downturn, real estate activity declines. As a result, the real estate and title insurance industries tend to experience decreased revenue and earnings. Further, a decline or slower growth in title transaction volume due to any number of factors, including increases in interest rates, an economic downturn, or a reduction in title orders from existing customers, would have an adverse effect on our revenue or revenue growth, and could prevent us from achieving or maintaining profitability if we were unable to decrease our costs to keep pace with any such decline or slower growth in title transaction volume.

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
A large portion of our title business revenue for the year ended December 31, 2021 originated from residential real estate transactions in California. As compared to our competitors who operate on a wider geographic scale or whose business is less concentrated in California, any adverse changes in the regulatory environment affecting title insurance and real estate settlement in California, which could include reductions in the maximum rates permitted to be charged, inadequate rate increases, or more fundamental changes in the design or implementation of the California title insurance regulatory framework, may expose us to more significant risks and our business, financial condition, and result of operations could be adversely affected.

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
Competition in the title insurance industry is intense, particularly with respect to price, service, and expertise. Larger commercial mortgage originators also look to the size and financial strength of a title insurance agency. Although we provide title and settlement services to large commercial customers and mortgage originators, there are many other title insurance agencies that have substantially greater gross revenue than we do and, if affiliated with a title insurance underwriter, could have significantly greater capital. The size and number of title insurance agencies varies in the geographic areas in which we conduct our title business. Our existing competitors may expand their title insurance business and, although we are not aware of any current initiatives to reduce regulatory barriers to entering our industry, any such reduction could result in new competitors, including financial institutions, entering the title insurance business. From time to time, new entrants enter the marketplace with alternative products to traditional title insurance, although many of these alternative products have been disallowed by title insurance regulators. Further, advances in technologies could, over time, significantly disrupt the traditional business model of financial services and real estate-related companies, including title insurance. These alternative products or disruptive technologies, if permitted by regulators, could adversely affect our business, financial condition, and results of operations.
Our success depends upon the real estate and title insurance industries continuing to adopt new products at their current pace and the continued growth and acceptance of digital products and services as effective enhancements and alternatives to traditional manual products and services.
We provide title and escrow products in part through our platform, which competes with traditional manual counterparts. We believe that the continued growth and acceptance of digital and instant experiences generally will depend, to a large extent, on the continued growth in commercial use of the internet and the continued migration of traditional offline markets and industries online.

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
We currently host our platform and support our operations using data centers provided by Amazon Web Services, or AWS, a third-party provider of cloud infrastructure services. We do not have control over the operations of the facilities of AWS that we use. AWS’ facilities are vulnerable to damage or interruption from natural disasters, cyberattacks, terrorist attacks, power outages, infrastructure changes, human error, disruptions in telecommunications services, fraud, military or political conflicts, computer viruses, ransomware, malware, and similar events or acts of misconduct. Our platform’s continuing and uninterrupted performance is critical to our success. We have experienced, and expect that in the future we will experience, interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. In addition, any changes in AWS’ service levels may adversely affect our ability to meet the requirements of users on our platform. Since our platform’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our platform. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand and the usage of our platform increases. Any negative publicity arising from these disruptions and any of the above circumstances or events may harm our reputation and brand, reduce the availability or usage of our platform, lead to a significant short-term loss of revenue, increase our costs, and impair our ability to attract new users, any of which could adversely affect our business, financial condition, and results of operations.

Our master agreement with AWS will remain in effect until terminated by AWS or us. We have a three-year agreement with AWS, expiring on June 30, 2023, that may only be terminated by us or AWS for cause upon a material breach of the agreement, subject to the terminating party providing prior written notice and a 30-day cure period. Even though our platform is entirely in the cloud, our plan is to be vendor-agnostic and we believe that we could transition to one or more alternative cloud infrastructure providers on commercially reasonable terms. We do not believe that such transfer to, or the addition of, new cloud infrastructure service providers would cause substantial harm to our business, financial condition, and results of operations over the longer term.
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
Our business depends on our intellectual property, the protection of which is important to the success of our business. We rely on a combination of trademark, trade secret, copyright, and patent law and contractual restrictions to protect our intellectual property. In addition, we attempt to protect our intellectual property, technology, and confidential information by requiring our employees and consultants who develop intellectual property on our behalf to enter into confidentiality and invention assignment agreements, and third parties we share information with to enter into nondisclosure agreements. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information or technology, or infringement of our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our platform or other software, technology, and functionality or obtain and use information that we consider proprietary. In addition, unauthorized parties may also attempt, or successfully endeavor, to obtain our intellectual property, confidential information, and trade secrets through various methods, including through cyberattacks, and legal or other methods of protecting this data may be inadequate.

We have registered the term “Blend” in the United States, the United Kingdom, and the European Union, and as of December 31, 2021, we had pending trademark applications in the United States as well as Canada. We have also registered the term “Title365” in the United States. Additionally, we have registered domain names that we use in, or are related to, our business, most importantly blend.com and title365.com. Competitors have and may continue to adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. As of December 31, 2021, we had one issued patent in the United States and patent applications pending in the United States, European Patent Office, Canada, and Australia. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others.

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

Risks Related to Ownership of Our Class A Common Stock
The multi-class structure of our common stock has the effect of concentrating voting power with Nima Ghamsari, Head of Blend, Co-Founder, and Chair of our board of directors, which will severely limit your ability to influence or direct the outcome of matters submitted to our stockholders for approval, including the election of our board of directors, the adoption of amendments to our Amended and Restated Certificate of Incorporation and amended and restated bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction.
Our Class A common stock has one vote per share, our Class B common stock has 40 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of December 31, 2021, Nima Ghamsari, Head of Blend, Co-Founder, and Chair of our board of directors, beneficially owns all of the issued and outstanding shares of our Class B common stock. As of December 31, 2021, the shares beneficially owned by Mr. Ghamsari represented approximately 70% of the total voting power of our outstanding capital stock, which voting power may increase over time as Mr. Ghamsari exercises equity awards and exchanges them for our Class B common stock under the Equity Exchange Agreement. If all such equity awards held by Mr. Ghamsari (including the Co-Founder and Head of Blend Long-Term Performance Award) had been exercised for cash as of December 31, 2021, Mr. Ghamsari would hold approximately 89% of the voting power of our outstanding capital stock. As a result, for the foreseeable future, Mr. Ghamsari will be able to control matters requiring approval by our stockholders, including the election of members of our board of directors, the adoption of amendments to our Amended and Restated Certificate of Incorporation and amended and restated bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Mr. Ghamsari may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interest. The concentration of control will limit or preclude your ability to influence corporate matters for the foreseeable future and could have the effect of delaying, preventing, or deterring a change in control of our company, could deprive you and other holders of Class A common stock of an opportunity to receive a premium for your Class A common stock as part of a sale of our company and could negatively affect the market price of our Class A common stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

Future transfers by Mr. Ghamsari and his affiliates of Class B common stock will generally result in those shares converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon (i) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the first date following the completion of our initial public offering, or IPO, on which the number of shares of our capital stock, including Class A common stock, Class B common stock, and Class C common stock, and any shares of capital stock underlying equity securities or other convertible instruments, held by Mr. Ghamsari and his affiliates is less than 35% of the number of shares of Class B common stock held by Mr. Ghamsari and his affiliates as of immediately following the completion of our IPO, which we sometimes refer to herein as the 35% Ownership Threshold; (ii) 12 months after the death or total disability of Mr. Ghamsari, during which 12-month period the shares of our Class B common stock shall be voted as directed by a person designated by Mr. Ghamsari and approved by our board of directors (or if there is no such person, then our secretary then in office); (iii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date on which Mr. Ghamsari is terminated for cause (as defined in our Amended and Restated Certificate of Incorporation); (iv) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date upon which (A) Mr. Ghamsari is no longer providing services to us as an officer or employee and (B) Mr. Ghamsari is no longer a member of our board of directors, either as a result of Mr. Ghamsari’s voluntary resignation or as a result of a request or agreement by Mr. Ghamsari at a meeting of our stockholders for Mr. Ghamsari not to be renominated as a member of our board of directors; or (v) the 50-year anniversary of the completion of our IPO. We refer to the date on which such final conversion of all outstanding shares of Class B common stock pursuant to the terms of our Amended and Restated Certificate of Incorporation occurs as the Final Conversion Date.

No shares of our Class C common stock, which entitle the holder to zero votes per share (except as otherwise required by law), were issued and outstanding as of December 31, 2021 and we have no current plans to issue shares of Class C common stock. These shares will be available to be used in the future to further strategic initiatives, such as financings or acquisitions, or issue future equity awards to our service providers. Over time the issuance of shares of Class A common stock will result in voting dilution to all of our stockholders and this dilution could eventually result in Mr. Ghamsari and his affiliates holding less than a majority of our total outstanding voting power. Once Mr. Ghamsari and his affiliates own less than a majority of our total outstanding voting power, Mr. Ghamsari would no longer have the unilateral ability to elect all of our directors and to determine the outcome of any matter submitted for a vote of our stockholders. Because the shares of Class C common stock have no voting rights (except as required by law), the issuance of such shares will not result in further voting dilution, which would prolong the voting control of Mr. Ghamsari. Further, the issuance of such shares of Class C common stock to Mr. Ghamsari would also delay the final conversion of all of our outstanding Class B common stock because shares of Class C common stock issued to Mr. Ghamsari would be counted when determining whether the 35% Ownership Threshold has been met. As a result, the issuance of shares of Class C common stock could prolong the duration of Mr. Ghamsari’s control of our voting power and his ability to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders. In addition, we could issue shares of Class C common stock to Mr. Ghamsari and, in that event, he would be able to sell such shares of Class C common stock and achieve liquidity in their holdings without diminishing his voting control. Any future issuances of shares of Class C common stock will not be subject to approval by our stockholders except as required by the listing standards of the New York Stock Exchange.
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
•our amended and restated bylaws provide that approval of the holders of at least a majority of the voting power of the outstanding shares of our Class A common stock and Class B common stock voting as a single class is required for stockholders to amend or adopt any provision of our amended and restated bylaws;
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Facilities
Our corporate headquarters is located in San Francisco, California, where we currently occupy facilities totaling approximately 47,000 square feet under a lease agreement that expires in 2025. We also lease offices in Thousand Oaks, California, Corapolis, Pennsylvania, Omaha, Nebraska, Maitland, Florida, and Chennai, India. We do not own any real property. We have supplemented our leased space with temporary or on demand available space in several other locations. We believe that our current facilities are adequate to meet our current needs, and we believe we can acquire suitable additional or alternative space as needed.

ITEM 3. LEGAL PROCEEDINGS
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our Class A common stock has traded on the New York Stock Exchange under the symbol “BLND” since July 16, 2021. Prior to that date, there was no public trading market for our Class A common stock.

Our Class B common stock and Class C common stock are neither listed nor traded.
Holders of Record
As of March 18, 2022, there were 270 stockholders of record of our Class A common stock. The number of beneficial owners of our Class A common stock is substantially greater than the number of record holders because a large portion of our Class A common stock is held in street name by brokers and other intermediaries. As of February 28, 2022, there was one record holder of warrants to purchase our Class A common stock.

As of March 18, 2022, there were two stockholders of record of our Class B common stock. All shares of our Class B common stock are beneficially owned by Nima Ghamsari.

As of March 18, 2022, there were no holders of our Class C common stock.
Dividend Policy
We have neither declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not anticipate declaring or paying any cash dividends to holders of our capital stock in the foreseeable future. In addition, our ability to pay cash dividends on our capital stock is likely to be restricted by any future debt financing arrangement we enter into. Consequently, stockholders must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
Recent Sales of Unregistered Equity Securities and Use of Proceeds

Preferred Stock Issuances

From January 2021 to March 2021, we issued and sold an aggregate of 67,255,705 shares (22,418,562 shares after giving effect to our three-for-one reverse stock split in July 2021) of our Series G convertible preferred stock to 10 accredited investors at a purchase price of $4.609274 per share for an aggregate purchase price of $310.0 million.

Option Issuances

From January 1, 2021 through July 16, 2021 (the date of the filing of our registration statement on Form S-8), we granted to our directors, officers, employees, consultants and other service providers options to purchase an aggregate of 12,808,022 shares of our Class A common stock under our 2012 Stock Plan at exercise prices ranging from $8.58 to $18.00 per share.

Warrants

In March 2021, warrants to purchase an aggregate of 1,263,120 shares (421,039 shares after giving effect to our three-for-one reverse stock split in July 2021) of our Series D convertible preferred stock were exercised at an exercise price of $1.187535 per share, for an aggregate exercise price of $1.5 million.

In March 2021, a warrant to purchase 4,962,835 shares (1,654,276 shares after giving effect to our three-for-one reverse stock split in July 2021) of our Class A common stock was exercised at an exercise price of $1.312421 per share, for an aggregate exercise price of $6.5 million.

In July 2021, we granted a warrant to purchase 1,795,294 shares (598,431 shares after giving effect to our three-for-one reverse stock split in July 2021) of our Class A common stock, with an exercise price of $4.609274 per share, for an aggregate exercise price of $8.3 million to one accredited investor.

On July 20, 2021, we exchanged a total of 12,883,331 shares of Class A common stock beneficially owned by Nima Ghamsari for an equivalent number of shares of Class B common stock pursuant to the terms of a certain exchange agreement. No additional consideration was paid in connection with such exchange.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering, Section 3(a)(9) of the Securities Act because the issuance of securities involved an exchange with existing security holders for no consideration, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
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
Issuer Purchases of Equity Securities
None.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
Stock Performance Graph
The following graph compares the cumulative total shareholder return from July 16, 2021, the date on which our Class A common stock commenced trading on the New York Stock Exchange, and its relative performance through December 31, 2021 of (i) our Class A common stock, (ii) the Russell 2000 Stock Index (“S&P 500 Index”) and (iii) the Standard and Poor's 1500 Application Software Index (“S&P Application Software”). The stock performance graph and table assume an initial investment in our Class A common stock and in each index of $100 on July 16, 2021.

The performance graph and table are based on historical results and are not intended to be indicative of future performance. The performance graph and table shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of the Company’s filings under the Securities Act or the Exchange Act.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE IPO
Among Blend Labs, Inc., the Russell 2000 Index and the S&P 1500 Application Software Index.

140
120
100
80
60
40
20
07/16/21
07/31/21
08/31/21
09/30/21
10/31/21
11/30/21
12/31/21
Blend Labs, Inc.
Russell 2000
S&P 1500 Application Software Index

Company/Index	7/16/21	7/31/21	8/31/21	9/30/21	10/31/21	11/30/21	12/31/21
Blend Labs, Inc.	$100.00	$86.41	$77.46	$64.50	$69.38	$54.74	$35.12
Russell 2000	100.00	96.39	98.55	95.64	99.71	95.55	97.69
S&P 1500 Application Software Index	100.00	104.12	110.89	104.69	116.48	113.04	107.00
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based upon current plans, expectations, and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. You should review the section titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview
Blend Labs, Inc. was founded in 2012, with a vision to bring simplicity and transparency to financial services, so everyone can gain access to the capital they need to lead better lives. To realize this vision, we have built a market-leading cloud-based software platform for financial services firms that is designed to power the end-to-end consumer journey for any banking product. Our software platform was built in an extensible, modular, and configurable fashion to support continued product expansion. We have technology, data, and service providers on our software platform, including an extensive marketplace of insurance carriers, realtors, and settlement agencies. Our products and marketplaces provide multiple opportunities for us to serve financial services firms and consumers and drive revenue growth.

Our rapid growth reflects continued product innovation and increased transaction volume as we continue to attract financial services firms to our software platform and grow with them as they serve consumers. Financial services firms have been shifting for years to a digital-first approach to acquiring consumers, delivering products, and deepening existing consumer relationships. This imperative to compete through digital-first consumer experiences creates a compelling opportunity for Blend. We believe there is a large, untapped opportunity to provide additional product offerings and drive increased transaction volume for financial institutions and consumers using our software platform.

We are continually seeking to enhance the end-to-end banking journeys we power through our software platform. To accelerate the adoption of innovations in our mortgage and home equity products, on June 30, 2021 we acquired 90.1% ownership of Title365, a leading title insurance agency that offers title, escrow and other trustee services.
Our Business Model
Our success-based business model is designed to align our growth with the interests of our customers. We offer our products through software-as-a-service agreements where fees are assessed based on completed transactions, such as a funded loan, new account opening, or closing transaction. We do not charge for abandoned applications or rejected applications, even though they cause us to incur costs related to these applications. Completed transaction fees are determined by the number and type of software platform components that are needed to support each product offering. Completed transaction fees are not impacted by the dollar size of transactions; however, we provide volume-based discounts to customers as they complete a higher volume of transactions on our software platform. Customers also have the opportunity to secure discounts by agreeing to contractual minimums. With our success-based business model, we are focused on driving revenue growth by enabling our customers to more efficiently process and complete transactions using our software platform.

We focus on customer success to drive transaction volumes and opportunities for follow-on sales. Our products are sold through a direct sales force that continues to manage customer relationships on an ongoing basis post-sale. Customers often complete an initial deployment for one or two products and then add more products over time. The length of the sales cycle for our products generally declines for the second and subsequent products we sell to a financial services firm, highlighting our high customer satisfaction.

We also earn revenue through commissions or service fees when consumers use our integrated marketplaces to select a real estate agent, property and casualty insurance carrier, or our software-enabled title and settlement services entity, which excludes revenue from Title365. These commissions or service fees are generated from consumers and are incremental to what we earn from our financial services firm customers on completed transactions. Our marketplaces are intended to provide greater consumer choice and flexibility and to help financial services firms by providing them with a more complete offering in partnership with Blend. As we drive adoption of our software platform, we expect these commissions and service fees to comprise a larger part of our revenue.

The acquisition of Title365 has enabled our customers to streamline the title, settlement, and closing process at scale for mortgages, home equity lines of credit, and home equity loans, and we plan to continue to invest in improving and integrating settlement services into those banking products. In performing title search services, Title365 serves as an agent to place and bind title insurance policies with third-party underwriters. Title365 escrow, closing and settlement services are primarily associated with managing the closing of real estate transactions, including the processing of funds on behalf of the transaction participants, gathering and recording the required closing documents, and providing notary and other real estate or title-related activities. Title365 also provides title services in connection with a borrower default and with the issuance of home equity lines of credit and home equity loans.

Recent Developments
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
Acquisition of Title365
On June 30, 2021, we acquired 90.1% ownership of Title365, a leading title insurance agency that offers title, escrow and other trustee services. Title365 has enabled our customers to streamline the title, settlement, and closing process at scale for mortgages, home equity lines of credit, and home equity loans.
COVID-19
As a result of the COVID-19 pandemic, we temporarily closed our offices, required our employees and contractors to work remotely, and implemented travel restrictions, all of which represent a significant disruption in how we operate our business. The operations of our prospects, partners, and customers have likewise been disrupted. While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the duration and spread of the outbreak and the extent and effectiveness of containment actions, it has already had an adverse effect on the global economy, and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. We believe that demand for our software platform and our results of operations have not been adversely affected by the COVID-19 pandemic thus far. Throughout the COVID-19 pandemic, we have continued to partner with our financial services customers to expand the scope and availability of products through our software platform. For the year ended December 31, 2021, we have seen a 50% increase in banking transactions on our software platform compared to the year ended December 31, 2020, and we attribute a portion of this increase to the accelerating need for digital transformation at financial services firms.

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
Key Factors Affecting Our Performance
Ability to Increase Transaction Volume
Our success-based business model results in our revenue growing as we increase our transaction volume. We increase transaction volume on our software platform in part by attracting new customers and growing our relationships with existing customers. Our success is in part based on our ability to address the evolving needs of our customers and increase their usage of our software platform. Under our “Customer First” model, we focus on building successful long-term relationships and aligning revenue growth with value delivery. We invest in our customers’ success, beginning with an initial onboarding and rollout plan for each customer. We also monitor utilization rates by customers on our software platform to manage expanded use over time. Our proven ability to grow transaction volume has been a function of product depth, technological excellence, and the ability of our sales and marketing teams to match our solutions with the strategic objectives of our customers. Our software platform enables customers to process transaction volumes more effectively and create a better consumer experience.

By increasing transaction volume on our software platform, we also enable and drive our marketplace business. Our curated set of integrated marketplaces enable consumers to shop for products and services at the precise moment of need as they apply for loans and other products. These marketplaces enable consumers to find real estate agents, insurance carriers, and automobiles for sale online by quickly locating service providers and compare the rates. As we enable a greater volume and diversity of transactions on our software platform, we can help a greater number of consumers locate competitive service providers and build trust with the Blend brand. Revenue from our marketplace business is driven by our transaction volume and success of matching consumers with service providers.

Because our revenue growth is dependent on transaction volume growth, if our transaction volume growth rate declines for any reason, including but not limited to, reduced demand for our products and services, insufficient growth in the number of financial services firms that utilize our products and services or the lack of expansion of products and services within our existing customer base, transaction volume and mix, particularly with our significant customers, increased competition, or a decrease in the growth or reduction in size of our overall market, our revenue growth rate would decline accordingly. In the last quarter of 2021, we have seen industry estimates of mortgage transaction volume showing greater than 30% decline year-over-year, which impacts both of our segments. These industry estimates forecast a continued decline in total market transaction volume in the next 12 to 24 months. In our Title365 segment, we have already experienced lower than anticipated title transaction volume since the closing of the acquisition and may experience further reductions in the future.
Investments in Growth
Our ability to maintain a differentiated platform and offering is dependent upon our speed of innovation. We will invest in our software platform to drive innovation and maintain our position as a leading provider of software for financial services firms for any banking product. To drive adoption and increase penetration within our customer base, we will continue to rapidly introduce new products and features. While we focus today on consumer banking, we believe we can rapidly expand our library of modular components to support commercial banking products as well. In addition, our low-code, drag-and-drop design tools will enable our customers to bring new, innovative products to market quickly and positions us with what we believe is a market-leading combination of platform capabilities and out-of-the-box product offerings. We believe that investment in research and development will contribute to our long-term growth but will also negatively impact our short-term profitability.
Developments in the Macroeconomic Environment
A large portion of our revenue is driven by mortgage and mortgage related transaction volumes. These volumes affect our mortgage business, title business and marketplace offerings. We expect the volumes of loans and financial products closed using our software platform and the volume of issued title insurance policies will continue to drive a large portion of our revenue for the foreseeable future. As those volumes are influenced by numerous macroeconomic factors, including interest rates, our business’ performance will be impacted as the macro environment changes. For instance, as interest rates rise, we would expect to see a lower volume of refinance transactions, and in particular refinance mortgage transactions.

In January 2022, the Mortgage Bankers Association (“MBA”) released the U.S mortgage originations forecast which indicated that the residential mortgage originations are expected to steadily decline in 2022 and 2023 before leveling out in 2024 as interest rates are expected to rise. In March 2022, the U.S. Federal Reserve raised interest rates and has indicated it expects to raise interest rates again in the future. Declines in the mortgage origination volumes are likely to adversely affect our revenue, as we expect that our overall mortgage transaction volumes will decline in the near term due to the rising mortgage interest rates. Our revenue in the future periods will continue to be subject to these and other factors that are beyond our control and, as a result, are likely to fluctuate. We anticipate that as our platform grows and more consumer banking transactions occur on our software platform over the coming years, we will be less exposed to fluctuations in the macroeconomic environment.
Key Business Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
Blend Platform - Number of Transactions
Our success in the Blend Platform segment depends in part on increasing the volume of mortgage and consumer banking transactions that take place on our software platform. This occurs as we add new customers and complete more transactions with existing customers, including when our existing customers adopt additional products. Our software platform is built to be extensible, modular, and configurable, so that our customers can easily utilize our pre-built workflow technology, our marketplaces, and our integrations with technology, data, and service providers. We design our new offerings to be highly complementary to existing ones in order to increase the speed of adoption and efficiently scale our revenue. This increasing attachment contributes further to our growth.

Title365 - Closed Orders
In our Title365 segment, closed orders represent the number of orders for title insurance or escrow services that were successfully fulfilled in each period with the issuance of a title insurance policy or provision of escrow services. The volume of closed orders is affected by the overall level of real estate activity, which is cyclical in nature and is affected by a number of factors, including the availability of mortgage credit, the cost of real estate, interest rate volatility, consumer confidence, employment and family income levels, and general economic conditions.

We believe that the continued growth in commercial use of the internet will lead to the continued migration of traditional offline markets and industries online. Accordingly, we expect there to be a migration of the Title365 legacy business to our software-enabled platform over time, and as a result, we expect the Title365 closed orders within the Title365 segment to decrease in future periods and the volume of software-enabled title, escrow, and settlement orders within the Blend Platform segment to increase.

The following tables set forth our key business metrics:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Blend Platform banking transactions:
Mortgage banking transactions(1)	1,811	1,316	448
Consumer banking transactions(1)	300	87	36
Total Blend Platform banking transactions	2,111	1,403	484

Title365 closed orders(2)	80	N/A	N/A
(1) Includes estimated transactions for funded loans not yet reported for the fourth quarter 2021.
(2) Represents the number of closed origination orders from the acquisition date through December 31, 2021.
Key Components of Results of Operations
Revenue
Blend Platform
In our Blend Platform segment, we generate revenue from fees paid by customers to access our platform. Fees are assessed based on completed transactions, such as a funded loan, new account opening, or closing transaction. We do not charge for abandoned applications or rejected applications, even though they cause us to incur costs related to these applications. Arrangements with our customers do not provide the contractual right to take possession of our software at any point in time. Revenue is recognized when access to our platform is provisioned to our customers for an amount that reflects the consideration we expect to be entitled to in exchange for those services. To a lesser extent, we generate revenue from professional services related to the deployment of our platform, premium support services, and consulting services. We also earn revenue through commissions or service fees when consumers use our Blend Platform integrated marketplaces to select a real estate agent, property and casualty insurance carrier, or title and settlement services entity.

Our customers have the ability to access our platform under subscription arrangements, in which customers commit to a minimum number of completed transactions at specified prices over the contract term, or under usage-based arrangements, in which customers pay in arrears a variable amount for completed transactions at specified prices. Our subscription arrangements are generally noncancelable, and we may also earn additional overage fees if the number of completed transactions exceeds the contractual amounts. Our usage-based arrangements generally can be terminated at any time by the customer. We recognize revenue ratably for our subscription arrangements because the customer receives and consumes the benefits of our platform throughout the contract period. We recognize fees for usage-based arrangements as the completed transactions are processed using our platform. Revenue from usage-based arrangements represented 29%, 12% and 12% of our Blend Platform segment revenue for the years ended December 31, 2021, 2020 and 2019, respectively.

Title365
In our Title365 segment, we earn revenue from title search services for title insurance policies, escrow and other closing and settlement services. In performing title search services, we act as an agent to place and bind title insurance policies with third-party underwriters that ultimately provide the title insurance policy to our customers. Revenue related to title insurance is recognized net of the amount of consideration paid to the third-party insurance underwriters. Our revenues from escrow, closing and settlement services are primarily associated with managing the closing of real estate transactions, including the processing of funds on behalf of the transaction participants, gathering and recording the required closing documents, and providing notary and other real estate or title-related activities. Revenue related to these services is recognized at the closing of the underlying real estate transaction. We also offer title services in connection with a borrower default and with the issuance of a home equity lines of credit and home equity loans. Revenue for default title services and home equity services is recognized at the time of delivery of the title report.

In future periods, due to our acquisition of Title365, we expect that total revenue will increase significantly in dollar amounts, and that our revenue growth rate will increase in the near term due to the inclusion of Title365 revenue, which was not included in prior periods. We expect, however, that in periods subsequent to the twelve months following the closing of the acquisition of Title365, our revenue growth rate will decline. We also expect that rising mortgage interest rates in the near term will drive down transaction volume, which will adversely affect both Blend Platform and Title365 revenue. While we believe that the Blend Platform segment will continue to deliver positive growth, we expect that the title insurance and other services revenue within the Title365 segment will face significant headwinds to growth and potentially short-term decline due to the projected industry mortgage origination volume decline.
Cost of Revenue
Blend Platform
In our Blend Platform segment, cost of revenue consists primarily of costs of subscribed hosting, support, and professional services. Costs of subscribed hosting services and support revenue consist primarily of expenses related to hosting our services, third-party fees related to platform connectivity services, which include verification of income, assets, and employment, software licenses, amortization of internal use software development costs, and expenses related to providing support to our customers. Costs of professional services consist primarily of personnel-related expenses, including stock-based compensation expense, expenses associated with delivering implementation and other services, travel expenses, and allocated overhead costs. For each application submission, we incur third-party costs as described above, including costs for incomplete transactions for which we do not charge fees to our customers. The timing of those costs may not be aligned with the revenue recognized. We expect our cost of revenue to continue to increase in dollar amounts as we grow our business and revenue and decrease as a percentage of our revenue over the long term as we achieve greater scale in our business, although the percentage may fluctuate from period to period.
Title365
In our Title365 segment, cost of revenue consists of costs of title, escrow and other trustee services, which represent primarily personnel-related expenses of our Title365 segment as well as title abstractor, notary, and recording service expense provided by external vendors. In future periods, due to our acquisition of Title365, we expect that cost of revenue will increase significantly in dollar amounts and that cost of revenue as a percentage of revenue will increase in the near term.
Operating Expenses
Research and Development
Research and development expenses consist primarily of personnel-related expenses, including stock-based compensation expense, associated with our engineering personnel responsible for the design, development, and testing of new products and features, professional and outside services fees, software and hosting costs, and allocated overhead costs.

Research and development costs are expensed as incurred. We expect that our research and development expenses will increase in dollar amount as our business grows but will decrease as a percentage of our revenue over the long term as we achieve greater scale in our business, although the percentage may fluctuate from period to period depending on the timing and extent of our research and development activities.

Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses, including stock-based compensation expense, costs of general marketing activities and promotional activities, travel-related expenses, and allocated overhead costs. Sales commissions that are incremental costs of acquiring a contract with a customer as well as associated payroll taxes, are deferred and amortized on a straight-line basis over the estimated period of benefit, which we have determined to be three years. Sales commissions that are not incremental costs of acquiring a contract with a customer are expensed in the period incurred.

We plan to increase the dollar amount of our investment in sales and marketing for the foreseeable future, primarily for increased headcount for our direct sales organization and investment in brand and product marketing efforts. We expect, however, that our sales and marketing expenses will decrease as a percentage of our revenue over time as we achieve greater scale in our business, although the percentage may fluctuate from period to period depending on fluctuations in the timing and extent of our sales and marketing activities.
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation expense (which includes amounts related to the stand-alone stock option award granted to our Co-Founder and Head of Blend in March 2021) for our finance, accounting, legal and compliance, human resources, and other administrative teams as well as for certain executives and professional fees, including audit, legal and compliance, and recruiting services.

We expect to increase the size of our general and administrative function to support the growth of our business. Following our IPO, which was completed in July 2021, we have incurred, and expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to publicly listed companies and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. As a public company, we have incurred, and expect to continue to incur increased expenses in the areas of insurance, investor relations, internal audit, and professional services. In addition, general and administrative expenses have increased, and we expect will continue to increase as a result of integrating and operating Title365. As a result, we expect the dollar amount of our general and administrative expenses to increase for the foreseeable future. We expect, however, that our general and administrative expenses will decrease as a percentage of our revenue as we achieve greater scale in our business, although the percentage may fluctuate from period to period depending on the timing and extent of our general and administrative activities.
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
Provision for Income Taxes
Provision for income taxes consists primarily of U.S. state income taxes and adjustments to the valuation allowance. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is not more likely than not that such net deferred tax assets will be realized. For the year ended December 31, 2021, we recognized a benefit for income taxes associated with the partial release of our historical valuation allowance resulting from the recognition of a deferred tax liability in connection with the Title365 acquisition.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Revenue	$234,495	$96,029	$50,671
Cost of revenue(1)	118,506	34,289	19,547
Gross profit	115,989	61,740	31,124
Operating expenses:
Research and development(1)	92,216	55,503	48,597
Sales and marketing(1)	84,077	51,420	37,660
General and administrative(1)	128,802	30,108	26,589
Amortization of acquired intangible assets	8,136	—	—
Total operating expenses	313,231	137,031	112,846
Loss from operations	(197,242)	(75,291)	(81,722)
Interest expense	(11,279)	—	—
Other income (expense), net	493	700	283
Loss before income taxes	(208,028)	(74,591)	(81,439)
Income tax benefit (expense)	38,886	(26)	(13)
Net loss	$(169,142)	$(74,617)	$(81,452)
(1)Includes stock-based compensation as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cost of revenue	$753	$79	$46
Research and development	13,184	4,250	3,431
Sales and marketing	7,167	3,675	966
General and administrative	49,740	2,120	5,446
Total stock-based compensation	$70,844	$10,124	$9,889

	Year Ended December 31,
	2021	2020	2019
	(as a % of revenue)*
Revenue	100%	100%	100%
Cost of revenue	51	36	39
Gross margin	49	64	61
Operating expenses:
Research and development	39	58	96
Sales and marketing	36	54	74
General and administrative	55	31	52
Amortization of acquired intangible assets	3	—	—
Total operating expenses	134	143	223
Loss from operations	(84)	(78)	(161)
Interest expense	(5)	—	—
Other income (expense), net	—	1	1
Loss before income taxes	(89)	(78)	(161)
Income tax benefit (expense)	17	—	—
Net loss	(72)%	(78)%	(161)%
____________
*Certain percentages may not foot due to rounding

Comparison of the Years Ended December 31, 2021 and 2020

Revenue and Cost of Revenue

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(In thousands)
Segment revenue:
Blend Platform:
Mortgage Banking	$108,264	$80,061	$28,203	35%
Consumer Banking and Marketplace	23,120	12,624	10,496	83%
Professional Services	4,178	3,344	834	25%
Total Blend Platform	135,562	96,029	39,533	41%
Title365	98,933	—	98,933	100%
Total revenue	$234,495	$96,029	$138,466	144%
Segment cost of revenue:
Blend Platform	$49,917	$34,289	$15,628	46%
Title365	68,589	—	68,589	100%
Total cost of revenue	$118,506	$34,289	$84,217	246%
Segment gross profit:
Blend Platform	$85,645	$61,740	$23,905	39%
Title365	30,344	—	30,344	100%
Total gross profit	$115,989	$61,740	$54,249	88%

Revenue increased $138.5 million, or 144%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to an increase of $98.9 million related to the inclusion of revenue from Title365 as well as an increase in Blend Platform revenue of $39.5 million, or 41%. Within Blend Platform revenue, Mortgage Banking revenue increased $28.2 million, or 35%, primarily due to the higher volume of banking transactions with our customers, and Consumer Banking and Marketplace revenue increased $10.5 million, or 83%, primarily due to an increase in revenue from our integrated consumer banking software solutions, adjacent products and marketplace offerings. Professional Services revenue increased $0.8 million or 25%, primarily due to an increase in demand for services associated with the deployment and support of our platform.

Cost of revenue increased $84.2 million, or 246%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily resulting from the inclusion of $68.6 million in Title365 operating costs. Additionally, Blend Platform cost of revenue increased by $15.6 million, or 46%, primarily due to a $8.9 million increase in personnel-related expenses primarily attributable to increased headcount, a $4.6 million increase in third-party hosting costs and software licenses relating to additional hosting services correlating with increased revenue growth, and a $2.8 million increase in professional and outside services to support our continued growth and expanded operations. The increases were partially offset by a $1.9 million decrease in amortization of previously capitalized internal-use software costs.

Operating Expenses

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$92,216	$55,503	$36,713	66%
Sales and marketing	84,077	51,420	32,657	64%
General and administrative	128,802	30,108	98,694	328%
Amortization of acquired intangible assets	8,136	—	8,136	100%
Total operating expenses	$313,231	$137,031	$176,200	129%
Research and Development
Research and development expenses increased $36.7 million, or 66%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, driven primarily by an increase in Blend Platform research and development costs. This increase was attributable to a $23.1 million increase in personnel and related expenses due to an increase in research and development headcount dedicated to the ongoing investment in our products, a $8.9 million increase in stock-based compensation, a $1.7 million increase in software and hosting services to support the growing business and increased volume of transactions on our platform, and a $2.1 million increase in professional and outside services relating to contractors to augment the engineering team and consulting services to formulate technology.
Sales and Marketing
Sales and marketing expenses increased $32.7 million, or 64%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, driven by an increase in Blend Platform sales and marketing costs of $28.9 million, and an increase of $3.8 million due to the inclusion of costs associated with the operations of Title365. The increase in Blend Platform sales and marketing costs was primarily due to a $16.4 million increase in personnel and related expenses attributable to increased sales and marketing headcount, a $3.4 million increase in stock-based compensation, a $1.7 million increase in expense related to trade shows and conferences, a $3.5 million increase in commissions, and a $1.5 million increase in advertising and promotion expenses.
General and Administrative
General and administrative expenses increased $98.7 million, or 328% for the year ended December 31, 2021 compared to the year ended December 31, 2020, driven by an increase in Blend Platform general and administrative costs of $90.6 million, and an increase of $8.1 million due to the inclusion of costs associated with the operations of Title365. The increase in Blend Platform general and administrative costs was primarily due to a $47.4 million increase in stock-based compensation, of which $38.8 million related to the stock option award with market-based performance targets granted to our Co-Founder and Head of Blend, including a catch up expense recognized upon the completion of the IPO, a $11.0 million increase in professional and other consulting services, a $12.0 million increase in transaction and integration costs associated with the Title365 acquisition, a $16.7 million increase in personnel and related expenses attributable to increased administrative, finance and accounting, legal, and human resources headcount necessary to support the growth in our business and responsibilities of a public company, and a $2.0 million increase in software and hosting services to support our growing business and increased volume of transactions on our platform.
Amortization of acquired intangible assets
Amortization of acquired intangible assets increased $8.1 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, due to the amortization of the customer relationships intangible asset acquired in the Title365 business combination.

Comparison of the Years Ended December 31, 2020 and 2019

Revenue and Cost of Revenue

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(In thousands)
Segment revenue:
Blend Platform:
Mortgage Banking	$80,061	$40,311	$39,750	99%
Consumer Banking and Marketplace	12,624	6,333	6,291	99%
Professional Services	3,344	4,027	(683)	(17%)
Total revenue	$96,029	$50,671	$45,358	90%
Segment cost of revenue:
Blend Platform	$34,289	$19,547	$14,742	75%
Total cost of revenue	$34,289	$19,547	$14,742	75%
Segment gross profit:
Blend Platform	$61,740	$31,124	$30,616	98%
Total gross profit	$61,740	$31,124	$30,616	98%

Revenue increased $45.4 million, or 90%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. Within Blend Platform, Mortgage Banking revenue increased $39.8 million, or 99%, primarily due to the higher volume of banking transactions with our customers, Consumer Banking and Marketplace revenue increased $6.3 million, or 99%, primarily due to an increase in revenue from our integrated software solutions outside of mortgage, including ancillary products and marketplace offerings, and Professional Services revenue decreased by $0.7 million or 17%, primarily due to a decrease in professional services associated with the deployment and support of our platform.

Cost of revenue increased $14.7 million, or 75%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily due to a $7.9 million increase in third-party hosting costs and software licenses to support continued growth and expanded operations, and a $6.1 million increase in third-party fees, primarily related to platform connectivity services.
Operating Expenses

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$55,503	$48,597	$6,906	14%
Sales and marketing	51,420	37,660	13,760	37%
General and administrative	30,108	26,589	3,519	13%
Total operating expenses	$137,031	$112,846	$24,185	21%
Research and Development
Research and development expenses increased $6.9 million, or 14%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily due to a $4.0 million increase in personnel-related expenses primarily attributable to an increase in research and development headcount, a $2.8 million increase in professional and outside services, and a $1.6 million increase in software and hosting services to support the growing business and increased volume of transactions. The overall increase was partially offset by a $1.0 million decrease in allocated overhead due to changes in employee mix and reduction of facility costs due to the COVID-19 pandemic.

Sales and Marketing
Sales and marketing expenses increased $13.8 million, or 37%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily due to an $11.4 million increase in personnel-related expenses primarily attributable to an increase in sales and marketing headcount, inclusive of a $1.5 million increase in stock-based compensation attributable to secondary sales in 2020, a $3.3 million increase in commission expense, and a $0.8 million increase in software and hosting costs. The overall increase was partially offset by a $3.1 million decrease in travel, entertainment, trade shows, conferences, and general advertising as a result of canceled in-person events because of restrictions from the COVID-19 pandemic.
General and Administrative
General and administrative expenses increased $3.5 million, or 13%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily due to a $2.4 million increase in professional fees and a $1.3 million increase in personnel-related expenses primarily attributable to an increase in our administrative, finance and accounting, legal, and human resources headcount necessary to support the growth in our business. The increase in personnel-related expenses was net of a $4.1 million decrease in stock-based compensation attributable to a decrease in secondary sales as compared to 2019. The overall increase was partially offset by a $0.3 million decrease in travel and related expenses as a result of restrictions from the COVID-19 pandemic.
Liquidity and Capital Resources
As of December 31, 2021, our principal sources of liquidity were cash, cash equivalents, marketable securities of $547.2 million, and availability of credit under our $25.0 million senior secured revolving credit facility. Cash and cash equivalents are comprised of bank deposits and money market funds. Marketable securities are comprised of U.S. treasury and agency securities, commercial paper, and corporate debt securities. Most of our cash and cash equivalents are held in the United States. Since our inception, we have financed our operations primarily through proceeds from the issuance of our stock and warrants and cash generated from the sale of our product offerings.

We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $442.8 million as of December 31, 2021. We expect to continue to incur operating losses for the foreseeable future due to the investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business.

During the year ended December 31, 2021, we issued 22,418,562 shares of Series G convertible preferred stock at $13.827822 per share for total gross proceeds of approximately $310.0 million. All shares of Series G convertible preferred stock converted into an equal number of shares of Class A common stock upon completion of the IPO.

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
Credit Agreement
In connection with our acquisition of Title365, on June 30, 2021, we entered into a credit agreement that provides for a $225.0 million term facility and a $25.0 million revolving facility. The term facility was funded on July 1, 2021, and was fully drawn upon to provide, in part, the acquisition consideration being paid in connection with the purchase of a 90.1% interest in Title365. The revolving facility is currently available and undrawn.

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
Material Cash Requirements
Our material cash requirements arising from known contractual and other obligations primarily relate to our obligations under our Credit Agreement, leases for our office locations, and purchase commitments. As of December 31, 2021, our principal contractual cash obligations consisted of the following:

	Total	Next 12 Months	Beyond 12 Months
	(In thousands)
Term Loan - principal	$225,000	—	$225,000
Term Loan - interest	87,915	19,543	68,372
Term Loan - exit fee	4,500	—	4,500
Operating lease obligations	21,739	4,780	16,959
Purchase commitments	12,602	8,376	4,226
Total	$351,756	$32,699	$319,057

We believe that current cash, cash equivalents, marketable securities, and the availability of credit under our revolving credit facility will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements, however, will depend on continued growth in our customer base, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and features, and the continuing market adoption of Blend’s software platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition would be adversely affected. See the section titled “Risk Factors—Risks Related to Our Business—Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and harm our results of operations.”
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net cash used in operating activities	$(127,504)	$(65,013)	$(58,939)
Net cash used in investing activities	(633,908)	(7,917)	(65,513)
Net cash provided by financing activities	933,573	90,756	132,666
Effect of exchange rates on cash, cash equivalents and restricted cash	(9)	—	—
Net increase in cash, cash equivalents, and restricted cash	$172,152	$17,826	$8,214
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

During the year ended December 31, 2021, we used $127.5 million in cash for operating activities. The primary factors affecting our operating cash flows during this period were our net loss of $169.1 million, impacted by $94.0 million of non-cash charges, offset by a $39.3 million change in deferred taxes primarily driven by the release of historical valuation allowance, and $13.1 million cash used as a result of changes in our operating assets and liabilities. The non-cash charges primarily consisted of $70.8 million in stock-based compensation, $10.6 million of depreciation and amortization, $5.0 million in amortization of deferred contract costs, $3.2 million of amortization of our operating lease right-of-use assets, and $1.4 million of amortization of debt discount and issuance costs. The cash used as a result of changes in our operating assets and liabilities was primarily due to a $13.9 million increase in prepaid expenses and other assets, a $5.6 million decrease in deferred revenue, a $3.2 million decrease in operating lease liabilities, and a $5.8 million increase in accounts receivable, partially offset by a $7.1 million increase in other liabilities, a $1.6 million increase in accounts payable, a $1.2 million decrease in deferred contract costs, non-current, and $5.6 million increase in accrued compensation costs.

During the year ended December 31, 2020, we used $65.0 million in cash for operating activities. The primary factors affecting our operating cash flows during this period were our net loss of $74.6 million, impacted by $20.8 million non-cash charges, and $11.2 million of cash used due to changes in our operating assets and liabilities. The non-cash charges primarily consisted of $10.1 million in stock-based compensation, $4.0 million of depreciation and amortization, $3.6 million in amortization of deferred contract costs, and $2.4 million of non-cash operating lease expense. The cash used due to changes in our operating assets and liabilities was primarily due to a $12.2 million increase in trade and other receivables, a $6.5 million increase in prepaid expenses and other assets, a $2.6 million decrease in operating lease liabilities, and a $2.0 million increase in the non-current portion of deferred contract costs. These amounts were partially offset by a $5.7 million increase in accrued compensation, a $4.8 million increase in other liabilities, and a $1.2 million increase in deferred revenue.

During the year ended December 31, 2019, we used $58.9 million in cash for operating activities. The primary factors affecting our operating cash flows during this period were our net loss of $81.5 million, impacted by $18.5 million non-cash charges, and $4.0 million of cash provided by changes in our operating assets and liabilities. The non-cash charges primarily consisted of $9.9 million in stock-based compensation, $4.8 million of depreciation and amortization, $2.3 million in amortization of deferred contract costs, and $1.2 million in amortization related to a discount on a convertible note. The cash provided by changes in our operating assets and liabilities was primarily due to a $5.7 million increase in deferred revenue, a $2.6 million increase in accounts payable, a $2.3 million increase in accrued compensation, and a $1.1 million increase in other liabilities. These amounts were partially offset by a $7.1 million decrease in prepaid expenses and other current assets and a $0.8 million decrease in deferred contract costs.
Cash Used in Investing Activities
Net cash used in investing activities during the year ended December 31, 2021 was $633.9 million, which was primarily due to $400.0 million cash used in connection with our acquisition of Title365, $351.6 million used in purchases of marketable securities, partially offset by maturities of marketable securities of $125.1 million, an investment via issuance of note receivable of $3.0 million, and an investment in non-marketable equity securities of $2.5 million.

Net cash used in investing activities during the year ended December 31, 2020 was $7.9 million, which was primarily the result of purchases of marketable securities of $174.0 million and property and equipment purchases of $1.3 million, partially offset by sales and maturities of marketable securities of $167.4 million.

Net cash used in investing activities during the year ended December 31, 2019 was $65.5 million, which was primarily the result of purchases of marketable securities of $150.7 million and property and equipment purchases of $0.6 million, partially offset by sales and maturities of marketable securities of $85.8 million.
Cash Provided by Financing Activities
Net cash provided by financing activities for the year ended December 31, 2021 was $933.6 million, reflecting net proceeds from our initial public offering of $366.8 million, net proceeds from debt financing of $218.8 million, net proceeds from issuance of Series G convertible preferred stock of $309.7 million, proceeds from the exercise of convertible preferred stock warrants of $10.2 million, proceeds from the exercises of stock options of $25.4 million, and proceeds from the repayment of an employee promissory note of $2.9 million.

Net cash provided by financing activities for the year ended December 31, 2020 was $90.7 million, reflecting proceeds from issuance of Series F convertible preferred stock of $76.2 million, proceeds from exercise of Class A common stock warrants of $10.0 million and the exercise of stock options net of repurchases of $4.5 million.

Net cash provided by financing activities for the year ended December 31, 2019 was $132.7 million, reflecting proceeds from issuance of Series E convertible preferred stock of $124.6 million, proceeds from a convertible note of $5.0 million, the exercise of stock options net of repurchases of $1.6 million, and the exercise of convertible preferred stock warrants of $1.5 million.
Off-Balance Sheet Arrangements
We administer escrow and trust deposits held at third-party financial institutions representing funds received under real estate contracts, escrowed funds received under escrow agreements, and/or undisbursed amounts received for settlement of mortgage and home equity loans. Cash held for these purposes was approximately $27.0 million net of outstanding checks in transit of $56.2 million as of December 31, 2021. These funds are not considered assets of ours and, therefore, are not included in our consolidated balance sheet; however, we are contingently liable for the disposition of these funds on behalf of consumers. As of December 31, 2021, we did not have any other relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Employee Compensation
We face significant competition for talent from other technology and high-growth companies. To attract and retain top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages and provide a range of health, savings, retirement, time-off and wellness benefits for our employees.

Additionally, we may consider adopting various employee compensation programs from time to time, including one possible program that would allow employees the opportunity to annually elect the proportion of their compensation that would be provided in the form of cash or equity. The details of any such program, and the extent to which we may implement any such program, have not been determined at this time. If we do decide to adopt a program like this in the future, it could result in us paying a greater percentage of our employees’ compensation in the form of cash or equity, depending on how our employees elect to receive their compensation. This could result in us using a larger amount of our cash reserves for the payment of compensation in future periods or could result in us granting a greater number of our shares subject to equity awards, which could increase our overall dilution, increase our stock-based compensation expense for financial accounting purposes, and increase our tax withholding and remittance obligations. How we determine any such tax withholding obligations would be satisfied could further impact our cash position or increase dilution.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K are prepared in accordance with the U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows could be affected.

We believe that of our significant accounting policies, which are described in Note 2 of the notes to our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.
Revenue Recognition
Overview
We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which requires application of the following five-step model:
•Identification of the contract, or contracts, with a customer — A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance, and (iii) it is determined that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration when it is due.
•Identification of the performance obligations in the contract — Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the services either on their own or together with other resources that are readily available from third parties or from us, and are distinct within the context of the contract, whereby the transfer of the services is separately identifiable from the other promises in the contract. To the extent that a contract includes multiple promised services, we apply judgment to determine whether promised services are capable of being distinct.
•Determination of the transaction price — The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring services to the customer. We estimate and include variable consideration for our subscription arrangements in the transaction price at contract inception to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. In estimating overage fees in subscription arrangements, we consider our historical experience and other external factors that may impact the expectation of future completed transactions beyond a customer’s contracted minimum number of completed transactions. The estimated variable consideration is sensitive to the inputs, judgements, and assumptions made by us. Although we believe that our approach to developing estimates of variable consideration is reasonable, actual results could differ, and we may be exposed to increases or decreases in revenue that could be material. Our estimates of variable consideration may prove to be inaccurate, in which case we may have understated or overstated the revenue recognized in a reporting period. The amount of variable consideration recognized to date that remains subject to estimation is included within the prepaid expenses and other current assets and deferred revenue on the consolidated balance sheet.
•Allocation of the transaction price to the performance obligations in the contract — We allocate the transaction price to each performance obligation on a relative standalone selling price basis, or SSP. The SSP is the price at which we would sell a promised service separately to a customer. In instances where we do not sell or price a service separately, we estimate the SSP by considering available information such as market conditions, internally approved pricing guidelines, and the underlying cost of delivering the performance obligation. Judgment is required to determine the SSP for each distinct performance obligation.
•Recognition of revenue when, or as, we satisfy a performance obligation — For each performance obligation identified, we determine at contract inception whether it satisfies the performance obligation over time or at a point in time.

Blend Platform
We generate revenue from fees paid by our customers to access our platform, and, to a lesser extent, from professional services related to the deployment of our platform, support services, and consulting services.

Our customers have the ability to access our platform under subscription arrangements, in which customers commit to a minimum number of completed transactions at specified prices over the contract term, or under usage-based arrangements, in which customers pay a variable amount for completed transactions at specified prices. Subscription arrangements are generally non-cancelable during the contract term while usage-based arrangements generally can be terminated at any time by the customer. Arrangements with customers do not provide the contractual right to take possession of our software at any point in time. We begin recognizing revenue when access to our platform is provisioned to our customers for an amount that reflects the consideration we expect to be entitled to in exchange for those services.

Access to our platform represents a series of distinct services as we continually provide access to our platform, and fulfill our obligation to our customer over the non-cancelable contractual term and the customer receives and consumes the benefit of our platform throughout the contract period. The series of distinct services represents a single performance obligation that is satisfied over time.

Under our subscription arrangements, we typically bill our customers for any committed amounts quarterly, semi-annually or annually in advance and for overages beyond a customer’s contracted minimum number of completed transactions on a monthly or quarterly basis in arrears. We recognize fees for subscription arrangements ratably over the non-cancelable contract term of the arrangement as subscription services are provided, beginning on the commencement date of each contract, which is the date services are made available to our customers.

For usage-based arrangements, we typically bill our customers for any completed transactions on a monthly basis in arrears. We recognize fees for usage-based arrangements as the completed transactions are processed using our platform. Revenue from usage-based arrangements represented 29%, 12% and 12% of our Blend Platform revenue for the years ended December 31, 2021, 2020 and 2019, respectively.

Professional services revenue consists of fees for services related to helping customers deploy, configure, and optimize the use of our technology. These services include consulting, system integration, data migration, process enhancement, and training. Our professional services contracts are typically on a fixed price basis and billed in full at the beginning of the contract term. Professional services revenue is recognized on a proportional performance basis, which measures the service hours performed to date relative to the total expected hours to completion.
Title365
Title365 is a title insurance agency that offers title, escrow and other trustee services, including title search procedures for title insurance policies, escrow and other closing and settlement services. Title365 also offers title services in connection with a borrowers default and with the issuance of home equity lines of credit and home equity loans.

For title insurance services, we earn a fee for placing and binding title insurance policies with third-party underwriters that ultimately provide the title insurance policy to consumers. We act as an agent to place and bind title insurance policies and satisfy the performance obligation upon the closing of the underlying real estate transaction. Revenue related to title insurance is recognized net of the amount of consideration paid to the third-party insurance underwriters.

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
Redeemable Noncontrolling Interest
The Title365 stockholders’ agreement includes a provision whereby we have a call option to purchase the 9.9% noncontrolling interest at a purchase price equal to the greater of (1) $49.5 million plus an amount of interest calculated using an interest rate of 5.0% per annum compounding annually; or (2) 4.4 multiplied by the trailing 12-month EBITDA multiplied by the noncontrolling interest ownership percentage (“Title365 Call Option”). The Title365 Call Option is exercisable beginning two years following the acquisition closing date. The noncontrolling interest holder also holds an option to compel us to purchase the remaining 9.9% noncontrolling interest at a price calculated in the same manner as the Title365 Call Option (“Title365 Put Option”). The Title365 Put Option is exercisable beginning five years following the acquisition closing date. Neither the Title365 Call Option nor the Title365 Put Option have an expiration date. As the Title365 Put Option is not solely within our control, we classified this interest as redeemable noncontrolling interest (“RNCI”), within the mezzanine equity section of the consolidated balance sheets. The RNCI is accreted to the redemption value under the interest method from the acquisition date through the date the Title365 Put Option becomes exercisable. At each balance sheet date, RNCI is reported at the greater of the initial carrying amount adjusted for the redeemable noncontrolling interest's share of earnings or losses and other comprehensive income or loss, or its accreted redemption value. The changes in the redemption amount are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. For each reporting period, the entire periodic change in the redemption amount is reflected in the computation of net loss per share under the two-class method as being akin to a dividend.
Stock-Based Compensation
We measure and recognize our stock-based compensation based on estimated fair values for all stock awards, which include stock options and RSUs that vest based upon the satisfaction of a service condition. We recognize stock-based compensation expense for stock options and RSUs that vest only based upon the satisfaction of a service condition on a straight-line basis over the requisite service period, which is generally the vesting period. We account for forfeitures as they occur.

For stock option awards, we use the Black-Scholes-Merton option pricing model to determine the grant date fair value of the stock options granted. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock (for pre-IPO awards), the expected term of the option, the expected volatility of the price of the common stock, risk-free interest rates, and the expected dividend yield of the common stock. The assumptions used to determine the fair value of the option awards represent our estimates, which involve inherent uncertainties and the application of management’s judgment. As we continue to accumulate additional data related to our Class A common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.

Prior to our IPO, the fair value of the common stock underlying our stock-based awards has historically been determined by our board of directors, with input from management and contemporaneous third-party valuations. We believe that our board of directors has the relevant experience and expertise to determine the fair value of our common stock. Given the absence of a public trading market of our common stock, and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, our board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at each grant date. These factors include:

•the results of contemporaneous valuations performed at periodic intervals by a third-party valuation firm;
•the prices, rights, preferences, and privileges of our convertible preferred stock relative to those of our common stock;

•the prices of our convertible preferred stock and common stock sold to investors in arms-length transactions;
•our actual operating and financial performance and estimated trends and prospects for our future performance;
•our stage of development;
•the likelihood of achieving a liquidity event, such as an initial public offering, direct listing, or sale of our company, given prevailing market conditions;
•the lack of marketability involving securities in a private company;
•the market performance of comparable publicly traded companies; and
•U.S. and global capital market conditions.

In valuing our common stock, our board of directors determined the equity value of our business generally using the income approach and the market approach valuation methods. In allocating the equity value, we considered and have used a combination of the option pricing method, or OPM, the Probability Weighted Expected Return Method, or PWERM, and the Hybrid Method (which is a combination of the OPM and PWERM). The Hybrid Method involves the estimation of multiple future potential outcomes for us and estimation of the probability of each respective potential outcome. The common stock per share value determined using this approach is ultimately based upon probability-weighted per share values resulting from the various future scenarios. Our scenarios included the use of an initial public offering scenario and a scenario assuming continued operation as a private entity (in which an OPM was applied). After the Equity Value is determined and allocated to the various classes of shares, a discount for lack of marketability, or DLOM, is applied to arrive at the fair value of the common stock. A DLOM is applied based on the theory that as a private company, an owner of the stock has limited opportunities to sell this stock as there is not a readily available market to sell the stock.

In addition, we also considered any secondary transactions involving our capital stock. In our evaluation of those transactions, we considered the facts and circumstances of each transaction to determine the extent to which they represented a fair value exchange. Factors considered include transaction volume, timing, whether the transactions occurred among unrelated parties, and whether the transactions involved investors with access to our financial information.

Application of these approaches involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.

For valuations after our IPO, the fair value of each share of underlying Class A common stock is based on the closing price of our Class A common stock as reported on the date of grant.

Certain stock options granted to our Co-Founder and Head of Blend vest upon the satisfaction of a service condition, liquidity event-related performance condition and performance-based market conditions. In July 2021, the first tranche of the Co-Founder and Head of Blend stock option award vested upon completion of the IPO. The remaining tranches of shares will vest dependent on performance goals tied to the Company’s stock price hurdles with specified expiration dates for each tranche.
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
Recent Accounting Pronouncements
Refer to Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:

Interest Rate Risk
We had cash and cash equivalents of $213.1 million and marketable securities of $334.1 million as of December 31, 2021, which consisted of bank deposits, money market funds, U.S. treasury and agency securities, commercial paper, and corporate debt securities. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our investments.

As of December 31, 2021, we had $225.0 million of principal outstanding under our Term Loan. An increase of 100 basis points in the applicable interest rate would increase our annual interest expense by approximately $2.3 million. A decrease of 100 basis points in the applicable rate would not have an impact on our annual interest expense as such reduction would be below the minimum rate specified in the Credit Agreement.

Our Term Loan carries a floating rate of interest linked to the London Inter-bank Offered Rate, or LIBOR. On July 27, 2017, the United Kingdom Financial Conduct Authority, or FCA, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator, or no longer be representative immediately after December 31, 2021, for all GBP, EUR, CHF and JPY LIBOR settings and one-week and two-month US dollar LIBOR settings, and immediately after June 30, 2023 for the remaining US dollar LIBOR settings, including three-month US dollar LIBOR. As a result, while the FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate, it is possible that beginning in 2022, LIBOR will no longer be available as a reference rate. In particular the borrowings under our credit facility accrue interest at a floating rate which can be, at our option, either (i) an adjusted LIBOR rate for a specified interest period plus an applicable margin of 7.50% or (ii) a base rate plus an applicable margin of 6.50%. While the Term Loan agreement includes an alternative rate to LIBOR, if a change in indices results in interest rate increases on our debt, debt service requirements will increase, which could adversely affect our cash flow and results of operations. We do not expect a materially adverse change to our financial condition or liquidity as a result of any such changes or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere.
Inflation Risk
Inflationary factors such as increases in overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial condition or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of operating expenses as a percentage of revenue, if the selling prices of our products do not increase with these increased costs.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Blend Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blend Labs, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), consolidated statements of redeemable noncontrolling interest and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

San Francisco, California
March 31, 2022

Blend Labs, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$213,082	$41,092
Marketable securities	334,147	110,631
Trade and other receivables, net of allowance for credit losses of $1,371 and $0, respectively	34,076	14,981
Prepaid expenses and other current assets	31,713	19,268
Restricted cash	—	173
Total current assets	613,018	186,145
Property and equipment, net	6,155	4,594
Operating lease right-of-use assets	14,713	12,685
Intangible assets, net	173,008	1,208
Goodwill	287,228	—
Deferred contract costs	4,178	5,414
Restricted cash, non-current	5,358	5,023
Other non-current assets	8,828	676
Total assets	$1,112,486	$215,745
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,160	$3,437
Deferred revenue	8,068	13,622
Accrued compensation	18,140	9,060
Other current liabilities	27,662	8,910
Total current liabilities	60,030	35,029
Operating lease liabilities, non-current	14,607	14,004
Other non-current liabilities	13,415	3,375
Debt, non-current, net	213,843	—
Total liabilities	301,895	52,408
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	35,949	—
Stockholders’ equity:
Founders Convertible Preferred Stock and Convertible Preferred Stock, $0.00001 par value: no shares authorized, issued and outstanding as of December 31, 2021; 128,123 (Founders Convertible Preferred Stock 1,026, Convertible Preferred Stock 127,097) shares authorized as of December 31, 2020; 122,379 (Founders Convertible Preferred Stock 1,026, Convertible Preferred Stock 121,353) shares issued and outstanding as of December 31, 2020; aggregate liquidation preference of $387,841 (Founders Convertible Preferred Stock nil, Convertible Preferred Stock $387,841) as of December 31, 2020 (Note 1)	—	385,225
Preferred stock, $0.00001 par value: 200,000 shares authorized and no shares issued and outstanding as of December 31, 2021; no shares authorized, issued and outstanding as of December 31, 2020.	—	—
Class A, Class, B and Class C Common Stock, $0.00001 par value: 3,000,000 (Class A 1,800,000, Class B 600,000, Class C 600,000) shares authorized as of December 31, 2021; 230,325 (Class A 217,691, Class B 12,633, Class C 0) shares issued and outstanding as of December 31, 2021; no shares authorized, issued and outstanding as of December 31, 2020; pre-IPO Class A and pre-IPO Class B Common Stock, $0.00001 par value; no shares authorized, issued and outstanding as of December 31, 2021; 371,495 (pre-IPO Class A 143,162, pre-IPO Class B 228,333) shares authorized as of December 31, 2020; 47,948 (pre-IPO Class A 15,039, pre-IPO Class B 32,909) shares issued and outstanding as of December 31, 2020 (Note 1)
	2	1
Additional paid-in capital	1,218,213	50,968
Accumulated other comprehensive loss	(808)	(5)
Accumulated deficit	(442,765)	(272,852)
Total stockholders’ equity	774,642	163,337
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,112,486	$215,745
See accompanying notes to consolidated financial statements

Blend Labs, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$234,495	$96,029	$50,671
Cost of revenue	118,506	34,289	19,547
Gross profit	115,989	61,740	31,124
Operating expenses:
Research and development	92,216	55,503	48,597
Sales and marketing	84,077	51,420	37,660
General and administrative	128,802	30,108	26,589
Amortization of acquired intangible assets	8,136	—	—
Total operating expenses	313,231	137,031	112,846
Loss from operations	(197,242)	(75,291)	(81,722)
Interest expense	(11,279)	—	—
Other income (expense), net	493	700	283
Loss before income taxes	(208,028)	(74,591)	(81,439)
Income tax benefit (expense)	38,886	(26)	(13)
Net loss	(169,142)	(74,617)	(81,452)
Net income attributable to noncontrolling interest	(771)	—	—
Net loss attributable to Blend Labs, Inc.	$(169,913)	$(74,617)	$(81,452)
Less: Accretion of RNCI to redemption value	(1,430)	—	—
Net loss attributable to Blend Labs, Inc. common stockholders	$(171,343)	$(74,617)	$(81,452)

Net loss per share attributable to Blend Labs, Inc. common stockholders:
Basic and diluted	$(1.30)	$(1.89)	$(2.49)
Weighted average shares used in calculating net loss per share:
Basic and diluted	131,985	39,407	32,776

Comprehensive loss:
Net loss	$(169,142)	$(74,617)	$(81,452)
Unrealized (loss) gain on marketable securities	(794)	(98)	143
Foreign currency translation loss	(9)	—	—
Comprehensive loss	(169,945)	(74,715)	(81,309)
Less: Comprehensive income attributable to noncontrolling interest	(771)	—	—
Comprehensive loss attributable to Blend Labs, Inc.	$(170,716)	$(74,715)	$(81,309)

See accompanying notes to consolidated financial statements

Blend Labs, Inc.
Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity
(In thousands)

	Year Ended December 31, 2021
	Redeemable Noncontrolling Interest	Founders Preferred Stock and Convertible Preferred		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

		Shares	Amount	Shares	Amount
Balances as of December 31, 2020	$—	122,379	$385,225	47,948	$1	$50,968	$(5)	$(272,852)	$163,337
Issuance of Series G convertible preferred stock, net of issuance costs of $299	—	22,419	309,701	—	—	—	—	—	309,701
Exercise of performance-based convertible preferred stock warrants	—	2,075	8,014	—	—	—	—	—	8,014
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	—	12,927	—	13,397	—	—	13,397
Vesting of early exercised stock options	—	—	—	—	—	5,023	—	—	5,023
Vesting of performance-based convertible preferred stock warrants	—	—	—	—	—	118	—	—	118
Vesting of restricted stock units	—	—	—	108	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	70,844	—	—	70,844
Unrealized loss on investments in marketable securities, net	—	—	—	—	—	—	(794)	—	(794)
Repayment of employee promissory note collateralized by common stock	—	—	—	—	—	2,881	—	—	2,881
Noncontrolling interest recognized in connection with business combination	33,748	—	—	—	—	—	—	—	—
Issuance of common stock in connection with initial public offering, including partial exercise of the underwriter’s option to purchase additional shares, net of underwriting discounts and issuance costs	—	—	—	22,468	—	366,684	—	—	366,684
Conversion of convertible preferred stock to common stock in connection with initial public offering	—	(146,873)	(702,940)	146,873	1	702,939	—	—	—
Issuance of warrant in connection with the Credit Agreement	—	—	—	—	—	6,789	—	—	6,789
Accretion adjustments of redeemable noncontrolling interest to redemption value	1,430	—	—	—	—	(1,430)	—	—	(1,430)
Foreign currency translation loss	—	—	—	—	—	—	(9)	—	(9)
Net income (loss)	771	—	—	—	—	—	—	(169,913)	(169,913)
Balances as of December 31, 2021	$35,949	—	$—	230,324	$2	$1,218,213	$(808)	$(442,765)	$774,642

See accompanying notes to consolidated financial statements

Blend Labs, Inc.
Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (Continued)
(In thousands)

	Year Ended December 31, 2020
	Founders Preferred Stock and Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
Balances as of December 31, 2019	111,924	$306,820	38,933	$1	$26,288	$93	$(198,235)	$134,967
Issuance of Series F convertible preferred stock, net of issuance costs of $311	9,907	76,247	—	—	—	—	—	76,247
Issuance of Series D convertible preferred stock upon exercise of Convertible Preferred Stock warrants	548	2,158	—	—	—	—	—	2,158
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	6,207	—	4,161	—	—	4,161
Issuance of common stock upon exercise of common stock warrants	—	—	2,807	—	10,000	—	—	10,000
Vesting of early exercised stock options	—	—	—	—	210	—	—	210
Vesting of performance-based convertible preferred stock warrants	—	—	—	—	185	—	—	185
Stock-based compensation	—	—	—	—	10,124	—	—	10,124
Other comprehensive income (loss), net	—	—	—	—	—	(98)	—	(98)
Net loss	—	—	—	—	—	—	(74,617)	(74,617)
Balances as of December 31, 2020	122,379	$385,225	47,948	$1	$50,968	$(5)	$(272,852)	$163,337

See accompanying notes to consolidated financial statements

Blend Labs, Inc.
Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (Continued)
(In thousands)

	Year Ended December 31, 2019
	Founders Preferred Stock and Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
Balances as of December 31, 2018	83,890	$174,375	36,352	$1	$13,745	$(50)	$(116,783)	$71,288
Issuance of Series E convertible preferred stock, net of issuance costs of $351	26,296	124,647	—	—	—	—	—	124,647
Conversion of convertible promissory note into Series E convertible preferred stock	1,328	6,298	—	—	—	—	—	6,298
Issuance of Series D convertible preferred stock upon exercise of convertible preferred stock warrants	421	1,500	—	—	—	—	—	1,500
Conversion of Founders preferred stock to Class A common stock	(11)	—	11	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	2,570	—	1,432	—	—	1,432
Vesting of early exercised stock options	—	—	—	—	597	—	—	597
Vesting of performance-based convertible preferred stock warrants	—	—	—	—	625	—	—	625
Stock-based compensation	—	—	—	—	9,889	—	—	9,889
Other comprehensive income (loss), net	—	—	—	—	—	143	—	143
Net loss	—	—	—	—	—	—	(81,452)	(81,452)
Balances as of December 31, 2019	111,924	$306,820	38,933	$1	$26,288	$93	$(198,235)	$134,967

See accompanying notes to consolidated financial statements

Blend Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(169,142)	$(74,617)	$(81,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	70,844	10,124	9,889
Depreciation and amortization	10,607	3,993	4,764
Amortization of deferred contract costs	5,030	3,648	2,266
Amortization of debt discount and issuance costs	1,390	—	—
Interest on discount on convertible note	—	—	1,248
Amortization of operating lease right-of-use assets	3,207	2,354	—
Release of valuation allowance and change in deferred taxes	(39,311)	—	—
Other	2,944	719	288
Changes in operating assets and liabilities:
Trade and other receivables	(5,839)	(12,171)	301
Prepaid expenses and other assets, current and non-current	(13,929)	(6,539)	(7,133)
Deferred contract costs, non-current	1,236	(2,042)	(845)
Accounts payable	1,558	293	2,583
Deferred revenue	(5,554)	1,226	5,727
Accrued compensation	5,588	5,725	2,273
Operating lease liabilities	(3,200)	(2,573)	—
Other liabilities, current and non-current	7,067	4,847	1,152
Net cash used in operating activities	(127,504)	(65,013)	(58,939)
Investing activities
Purchases of marketable securities	(351,583)	(173,965)	(150,744)
Sales of marketable securities	—	36,746	3,498
Maturities of marketable securities	125,075	130,624	82,353
Purchases of property and equipment	(1,734)	(1,313)	(580)
Investment in non-marketable equity securities	(2,500)	—	—
Investment in note receivable	(3,000)	—	—
Acquisition of Title365, net of cash acquired	(400,014)	—	—
Capitalization of internal-use software	(152)	—	—
Purchases of intangible assets	—	(9)	(40)
Net cash used in investing activities	(633,908)	(7,917)	(65,513)
Financing activities
Proceeds from initial public offering, net of underwriters' fees and issuance costs	366,805	—	—
Proceeds from debt financing, net of issuance costs	218,792	—	—
Repurchases of unvested early exercised stock options	(131)	(18)	(52)
Proceeds from exercises of stock options, including early exercises	25,353	4,527	1,648
Proceeds from exercises of common stock warrants	—	10,000	—
Proceeds from issuance of Convertible Preferred Stock, net of issuance costs	309,701	76,247	124,647
Proceeds from exercises of Convertible Preferred Stock warrants	10,172	—	—
Proceeds from repayment of employee promissory note collateralized by common stock	2,881	—	—
Proceeds from convertible debt	—	—	4,990
Proceeds from exercises of Series D Convertible Preferred Stock warrants	—	—	1,500
Other	—	—	(67)
Net cash provided by financing activities	933,573	90,756	132,666
Effect of exchange rates on cash, cash equivalents and restricted cash	(9)	—	—
Net increase in cash, cash equivalents, and restricted cash	172,152	17,826	8,214
Cash, cash equivalents, and restricted cash at beginning of period	46,288	28,462	20,248
Cash, cash equivalents, and restricted cash at end of period	$218,440	$46,288	$28,462
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$213,082	$41,092	$22,646
Restricted cash	5,358	5,196	5,816
Total cash, cash equivalents, and restricted cash	$218,440	$46,288	$28,462
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$884	$26	$8
Cash paid for interest	$6,428	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Vesting of early exercised stock options	$5,023	$210	$597
Non-cash additions to property and equipment	$—	$1,347	$—
Operating lease liabilities arising from obtaining new or modified right-of-use assets	$1,715	$1,398	$—
Accretion of redeemable noncontrolling interest to redemption value	$1,430	$—	$—
Issuance of warrant in connection with debt financing	$6,789	$—	$—
Exercise of Series D Convertible Preferred Stock warrants included in prepaid expenses and other current assets	$—	$2,158	$—

See accompanying notes to consolidated financial statements

Blend Labs, Inc.
Notes to Consolidated Financial Statements

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

On June 30, 2021, the Company acquired 90.1% interest in Title365, an underwritten title insurance agency engaged in selling title insurance policies and escrow services throughout the United States. Integrating Title365 with the Company’s software platform enables financial services firms to automate title commitments and streamline communication with consumers and settlement teams, enabling the customers to accelerate the title, settlement, and closing process at scale for mortgages, home equity lines of credit, and home equity loans.
Basis of Presentation, Principles of Consolidation, and Use of Estimates
The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of Blend Labs, Inc. and its subsidiaries in which the Company holds a controlling financial interest. Noncontrolling interest represents the minority stockholder’s share of the net income and equity in a consolidated subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported in the financial statements and the notes thereto. Actual results may differ from those estimates. Such estimates include, but are not limited to, estimates of variable consideration, estimates of standalone selling prices of performance obligations in customer contracts with multiple performance obligations, evaluation of contingencies, evaluation of collectability of accounts receivable, determination of reserves for title and escrow losses, determination of period of benefit for deferred contract costs, determination of the incremental borrowing rates used in calculations of lease liabilities, determination of fair value of stock-based compensation, determination of fair value of warrants, valuation of deferred tax assets, valuation of acquired intangible assets, valuation of the redeemable noncontrolling interest, determination of useful lives of tangible and intangible assets, and assessment of impairment of goodwill and intangible assets.

The Company’s consolidated financial statements for the year ended December 31, 2021 include the results of Title365 from the acquisition date through December 31, 2021.
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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

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
Voting Rights
Holders of the Class A common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders, holders of the Class B common stock are entitled to 40 votes for each share held on all matters submitted to a vote of stockholders, and holders of the Class C common stock are not entitled to vote on any matter that is submitted to a vote of stockholders, except as otherwise required by law. The holders of the Class A common stock and Class B common stock will vote together as a single class, unless otherwise required by law. After the completion of the IPO, the Co-Founder and Head of Blend held all of the issued and outstanding shares of the Company’s Class B common stock.
No Preemptive or Similar Rights
The Company’s common stock is not entitled to preemptive rights and is not subject to conversion, redemption or sinking fund provisions.
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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

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
Reverse Stock Split
On June 29, 2021, the Company’s board of directors approved a three-for-one reverse stock split of its capital stock, which the Company’s stockholders subsequently approved on July 2, 2021 and which became effective on July 2, 2021. The authorized number of shares of each class and series of the Company’s capital stock was proportionally decreased in accordance with the three-for-one reverse stock split, and the par value of each class of capital stock was not adjusted as a result of the reverse stock split. All common stock, Convertible Preferred Stock, stock options, warrants, and per share information presented within these consolidated financial statements have been adjusted to reflect this reverse stock split on a retroactive basis for all periods presented.
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company places its cash with high credit quality and federally insured institutions. Cash with any one institution may be in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes the exposure to credit risk is not significant. The Company considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents. As of December 31, 2021 and 2020, cash and cash equivalents consisted of cash, money market accounts, and highly liquid investments. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair value due to the short-term nature of the maturities.
Restricted Cash
The Company has classified cash that is not available for use in its operations as restricted cash. Restricted cash consists primarily of collateral for letters of credit related to security deposits for the Company’s office facility lease arrangements. At December 31, 2021 and 2020, the Company had restricted cash of $5.4 million and $5.2 million, respectively. All of the restricted cash was classified as non-current as of December 31, 2021. Approximately $0.2 million was classified as current on the consolidated balance sheets as of December 31, 2020.
Escrow or Trust Funds
The Company administers escrow and trust deposits held at third-party financial institutions representing funds received under real estate contracts, escrowed funds received under escrow agreements, and undisbursed amounts received for settlement of mortgage and home equity loans. Cash held by the Company for these purposes was approximately $27.0 million, net of outstanding checks in transit of $56.2 million as of December 31, 2021. These funds are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets; however, the Company remains contingently liable for the disposition of these funds on behalf of its customers. Cash held by the Company for these purposes was approximately $2.0 million as of December 31, 2020.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Trade and Other Receivables and Credit Loss Reserves
The Company reports trade and other receivables net of the allowance for credit losses, in accordance with Accounting Standards Codification (“ASC”) 326, Financial Instruments—Credit Losses. ASC 326 requires an entity to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The Company’s estimate of expected credit losses is determined based on expected lifetime loss rates calculated from historical data and adjusted for the impact of current and future conditions, such as the age of outstanding receivables, historical payment patterns, any known or expected changes to the customers’ ability to fulfill their payment obligations, or assessment of broader economic conditions that may impact the customers’ ability to pay the outstanding balances. As of December 31, 2021, the reserve for expected credit losses was $1.4 million. The uncollectible portion of the receivables written off against reserve for expected credit losses was $0.1 million for the year ended December 31, 2021. As of December 31, 2020 the reserve for expected credit losses was not material.
Marketable Securities
Marketable securities consist primarily of U.S. treasury and agency securities, commercial paper, and corporate debt securities. The Company’s policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. The Company classifies its marketable securities as available-for-sale securities at the time of purchase and reevaluates such classification at each balance sheet date. The Company has classified its investments as current based on the nature of the investments and their availability for use in current operations.

Available-for-sale securities are carried at fair value, with the change in unrealized gains and losses reported as a separate component on the consolidated statements of comprehensive income until realized. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses. Expected credit losses on securities are recognized in other income (expense), net on the consolidated statements of operations, and any remaining unrealized losses are included in accumulated other comprehensive loss in stockholders' equity. For the purposes of computing realized and unrealized gains and losses, the cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is included as a component of investment income within other income (expense), net. The Company did not recognize any expected credit losses as of December 31, 2021 and 2020.

Accrued interest receivable related to marketable securities was $1.2 million and $0.3 million, as of December 31, 2021 and 2020, respectively, and is presented within prepaid expenses and other current assets on the consolidated balance sheets. The Company does not measure an allowance for credit losses on accrued interest receivable and recognizes interest receivable write offs as a reversal of interest income. No accrued interest was written off during the year ended December 31, 2021. The write offs of accrued interest receivable for the year ended December 31, 2020 were not material.
Cloud Computing Arrangements
The Company capitalizes certain implementation costs incurred under cloud computing arrangements that are service contracts. Capitalized costs incurred during the application development stage related to the implementation of the hosting arrangements were $0.7 million as of December 31, 2021, of which $0.3 million is presented within prepaid expenses and other current assets, and $0.4 million is presented within other non-current assets on the consolidated balance sheets. As of December 31, 2020, no implementation costs were capitalized. Amortization of capitalized implementation costs is recognized on a straight-line basis over the term of the associated hosting arrangement when it is ready for its intended use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Computer and software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of useful life or lease term

Expenditures for maintenance and repairs are evaluated to determine whether they are capitalizable or should be expensed as incurred. Gains or losses on disposal of property and equipment are recognized in the period when the assets are sold or disposed of and the related cost and accumulated depreciation is removed from their respective accounts.
Leases
The Company measures lease liabilities based on the present value of the total lease payments not yet paid discounted based on the Company’s incremental borrowing rate, which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease. The lease liability also includes expected renewal or termination options, if the option is reasonably certain to be exercised. The Company measures right-of-use assets based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs the Company incurs and (iii) tenant incentives under the lease. The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability and corresponding right-of-use asset. The incremental borrowing rate is a fully collateralized rate that considers the Company’s credit rating, market conditions, and the term of the lease. The Company accounts for all components in a lease arrangement as a single combined lease component and begins to recognize lease expense when the lessor makes the underlying asset available to the Company. For short-term leases, the Company records rent expense in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term and records variable lease payments as incurred. The Company has no finance leases.
Impairment of Long-Lived Assets
The Company evaluates the carrying value of long-lived assets, such as property and equipment and capitalized software development costs, whenever events or changes in circumstances occur that could impact the recoverability of the asset group to which the assets relate. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future estimated undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment was recorded for the years ended December 31, 2021, 2020 and 2019.
Investment in Non-Marketable Equity Securities
Investment in non-marketable equity securities without readily determinable fair values is recorded at cost, less impairment, if any, plus or minus observable price changes in orderly transactions of an identical or similar investment of the same issuer. At each reporting date, the Company performs a qualitative assessment to evaluate the investment for impairment. If the qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value, the carrying amount of the investment is reduced to its fair value. Any adjustments to carrying value based on observable price changes and impairment charges are recorded in other income (expense), net on the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2021, there were no impairments or adjustments to the carrying value of this investment.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Business Combinations
On June 30, 2021, the Company completed its acquisition and obtained control of 90.1% of Title365 (refer to Note 9, “Business Combinations.”) The Company accounts for acquisitions in accordance with ASC 805, Business Combinations. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquired business are recognized and measured as of the acquisition date at fair value, which is based on best estimates and assumptions as of the acquisition date. Such estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interest in the acquired business exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Transaction costs directly attributable to the acquisition are expensed as incurred. Upon acquisition, the accounts and results of operations of the acquired business are consolidated as of and subsequent to the acquisition date.
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
Redeemable Noncontrolling Interest
The Company’s 90.1% ownership of Title365 results in recognition of 9.9% noncontrolling interest, which represents the minority stockholder’s share of the net income and equity in Title365. The Title365 stockholders agreement includes a provision whereby the Company has a call option to purchase the 9.9% noncontrolling interest at a purchase price equal to the greater of (1) $49.5 million plus an amount of interest calculated using an interest rate of 5.0% per annum compounding annually; or (2) 4.4 multiplied by the trailing 12-month EBITDA multiplied by the noncontrolling interest ownership percentage (the “Title365 Call Option”). The Title365 Call Option is exercisable beginning 2 years following the acquisition closing date. The noncontrolling interest holder also holds an option to compel the Company to purchase the remaining 9.9% noncontrolling interest at a price calculated in the same manner as the Title365 Call Option (the “Title365 Put Option”). The Title365 Put Option is exercisable beginning 5 years following the acquisition closing date. Neither the Title365 Call Option nor the Title365 Put Option have an expiration date. As the Title365 Put Option is not solely within the Company’s control, the Company classified this interest as redeemable noncontrolling interest (“RNCI”) within the mezzanine equity section of the consolidated balance sheets. The RNCI is accreted to the redemption value under the interest method from the acquisition date through the date the Title365 Put Option becomes exercisable. At each balance sheet date, the RNCI is reported at the greater of the initial carrying amount adjusted for the RNCI's share of earnings or losses and other comprehensive income or loss, or its accreted redemption value. The changes in the redemption amount are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. For each reporting period, the entire periodic change in the redemption amount is reflected in the computation of net loss per share under the two-class method as being akin to a dividend. As of December 31, 2021, the redemption amount of the Title365 Put Option as if it was currently redeemable was $50.7 million.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

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
Revenue Recognition
Overview
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, which requires application of the following five-step model:
•Identification of the contract, or contracts, with a customer — A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance, and (iii) it is determined that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration when it is due.
•Identification of the performance obligations in the contract — Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the services either on their own or together with other resources that are readily available from third parties or from the Company, and are distinct within the context of the contract, whereby the transfer of the services is separately identifiable from the other promises in the contract. To the extent that a contract includes multiple promised services, the Company applies judgment to determine whether promised services are capable of being distinct and distinct within the context of the contract. If these criteria are not met, the promised services are accounted for as a combined performance obligation. The Company has concluded that promised services included in its contracts with multiple performance obligations are distinct.
•Determination of the transaction price — The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring services to the customer. The Company estimates and includes variable consideration in the transaction price at contract inception to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. In estimating variable consideration in subscription arrangements, the Company considers historical experience and other external factors that may impact the expectation of future completed transactions beyond a customer’s contracted minimum number of completed transactions. At each reporting period, the Company assesses the expected overage fees, if any, that will be earned for the duration of the contract term. Revenue is presented net of any taxes collected from customers and remitted to governmental authorities.
•Allocation of the transaction price to the performance obligations in the contract — The Company allocates the transaction price to each performance obligation on a relative standalone selling price (“SSP”) basis. The SSP is the price at which the Company would sell a promised service separately to a customer. In instances where the Company does not sell or price a service separately, the Company estimates the SSP by considering available information such as market conditions, internally approved pricing guidelines, and the underlying cost of delivering the performance obligation. Judgment is required to determine the SSP for each distinct performance obligation.
•Recognition of revenue when the performance obligation is satisfied — For each performance obligation identified, the Company determines at contract inception whether it satisfies the performance obligation over time or at a point in time.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Blend Platform
The Company generates revenue from fees paid by the customers to access its platform, and, to a lesser extent, from professional services related to the deployment of the platform, premium support services, and consulting services.

Customers have the ability to access the platform under subscription arrangements, in which customers commit to a minimum number of completed transactions at specified prices over the contract term, or under usage-based arrangements, in which customers pay a variable amount for completed transactions at specified prices. In estimating variable consideration in the subscription arrangements, the Company considers historical experience and other external factors that may impact the expectation of future completed transactions beyond a customer’s contracted minimum number of completed transactions. At each reporting period, the Company assesses the expected overage fees, if any, that will be earned for the duration of the contract term. Revenue is presented net of any taxes collected from customers and remitted to governmental authorities.

Subscription arrangements are generally non-cancelable during the contract term while usage-based arrangements generally can be terminated at any time by the customer. Arrangements with customers do not provide the contractual right to take possession of the software at any point in time. The Company begins recognizing revenue when access to the platform is provisioned to customers for an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

Access to the platform represents a series of distinct services as the Company continually provides access to the platform, fulfills its obligation to the customer over the non-cancelable contractual term, and the customer receives and consumes the benefit of the platform throughout the contract period. The series of distinct services represents a single performance obligation that is satisfied over time.

Under its subscription arrangements, the Company typically bills customers for any committed amounts quarterly, semi-annually or annually in advance and for overages beyond a customer’s contracted minimum number of completed transactions on a monthly or quarterly basis in arrears. The Company recognizes fees for subscription arrangements ratably over the non-cancelable contract term of the arrangement as subscription services are provided, beginning on the commencement date of each contract, which is the date services are made available to the customers.

For usage-based arrangements, the Company typically bills its customers for any completed transactions on a monthly basis in arrears. The Company recognizes fees for usage-based arrangements as the completed transactions are processed using the platform. Revenue from usage-based arrangements represented 29%, 12% and 12% of the Blend Platform revenue for the years ended December 31, 2021, 2020 and 2019, respectively.

Professional services revenue consists of fees for services related to helping customers deploy, configure, and optimize the use of the Company’s technology. These services include consulting, system integration, data migration, process enhancement, and training. Professional services contracts are typically on a fixed price basis and billed in full at the beginning of the contract term. Professional services revenue is recognized on a proportional performance basis, which measures the service hours performed to date relative to the total expected hours to completion.
Title365
Title365 is a title insurance agency that offers title, escrow and other trustee services, including title search procedures for title insurance policies, escrow and other closing and settlement services. Title365 also offers title services in connection with a borrower default and with the issuance of a home equity lines of credit and home equity loans.

For title insurance services, the Company earns a fee for placing and binding title insurance policies with third-party underwriters that ultimately provide the title insurance policy to its customers. The Company acts as an agent to place and bind title insurance policies and satisfy the performance obligation upon the closing of the underlying real estate transaction. Revenue related to title insurance is recognized net of the amount of consideration paid to the third-party insurance underwriters.

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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Revenues for default title services and home equity services are recognized at the time of delivery of the title report, as we have no significant ongoing obligations after delivery.
Contract assets
The Company records a contract asset when revenue recognized on its subscription arrangements and professional services contracts exceeds the billings for the period. Contract assets are included in prepaid expenses and other current assets in the Company’s consolidated balance sheets.
Deferred Revenue
Deferred revenue represents billings or payments received in advance of revenue recognition. Balances consist primarily of prepaid subscription services and professional and training services not yet provided as of the balance sheet dates. Amounts that will be recognized during the succeeding 12-month period are recorded as deferred revenue, current, and the remaining portion, if any, is recorded as deferred revenue, non-current. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined its contracts do not include a significant financing component. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing its services, not to receive financing from its customers or to provide customers with financing.
Deferred Contract Costs
The Company capitalizes incremental and recoverable costs of obtaining contracts with customers. The capitalized amounts consist primarily of sales commissions paid to the Company’s sales force.

Deferred contract costs related to new revenue contracts are amortized on a straight-line basis over an estimated period of benefit of three years. The Company determined the period of benefit by taking into consideration customer attrition and estimated technology life cycles. Amortization expense is included in sales and marketing expenses in the consolidated statements of operations and comprehensive loss.

The Company periodically evaluates whether there have been any changes in its business, market conditions, or other events which would indicate that the period of benefit for its new revenue contracts should be changed or that there are potential indicators of impairment.
Cost of Revenue
Costs of subscribed hosting, support, and professional services are expensed as incurred. Costs of subscribed hosting services and support revenue primarily consist of expenses related to hosting the Company’s services and providing support to the Company’s customers. These expenses are comprised of third-party web hosting costs and software licenses, customer support, and other customer related activities. Costs of professional services consist primarily of personnel and related direct costs, including employee salaries, payroll taxes, business expenses (e.g., employee travel and lodging expenses for customer projects), as well as allocated overhead.

In connection with the acquisition of Title365, beginning in the third quarter of 2021, cost of revenue also consists of costs of title, escrow and other trustee services, which represent primarily personnel-related expenses of our Title365 segment as well as title abstractor, notary, and recording service expense provided by external vendors.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Title and Escrow Loss Reserve
In the Title365 segment, the Company performs title insurance services and issues a title insurance policy as an agent for a third-party title insurance underwriter. The Company pays part of the title insurance policy fee charged to its customers to the third-party title insurance underwriter as compensation for accepting the risk associated with issuing the title policy. The Company may incur a loss if it does not follow the guidelines outlined in the agency agreements, and in the state of California, the Company is obligated to reimburse the insurance company for up to the first $5,000 in losses related to a claim on a policy issued through Title365. Reserves for estimated future losses on policies issued are established at the time the title insurance revenue is recognized in accordance with ASC 450, Contingencies, and are based on claim loss history, industry trends, legal environment, geographic considerations, and the type of title insurance policies written. As of December 31, 2021, title and escrow loss reserves were $1.6 million, on which $0.2 million is presented within other current liabilities and $1.4 million is presented within other non-current liabilities on the consolidated balance sheets.
Advertising Costs
Advertising costs are expensed as incurred. The Company recorded $7.0 million, $3.6 million and $4.1 million in advertising expense for the years ended December 31, 2021, 2020 and 2019, respectively, as part of sales and marketing expenses in the consolidated statements of operations and comprehensive loss.
Research and Development Costs
Research and development costs within the consolidated statements of operations and comprehensive loss include personnel costs, including stock-based compensation expense associated with the Company’s engineering personnel responsible for the design, development, and testing of the product, depreciation of equipment used in research and development and allocated facilities, and information technology costs. Research and development costs are expensed as incurred.
Stock-Based Compensation
The Company measures and recognizes its stock-based compensation in accordance with ASC 718, Stock Compensation, which requires compensation cost for the grant-date fair value of stock-based awards to be recognized over the requisite service period.

The Company grants stock option awards and restricted stock units (“RSUs”) to its employees that vest upon the satisfaction of a service condition. For stock option awards, the Company uses the Black-Scholes-Merton option pricing model to determine the fair value of the stock options granted. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock (for pre-IPO awards), the expected volatility over the term of the option awards, the expected term of the awards, risk-free interest rates and the expected dividend yield. The requisite service period of the stock option awards is generally the vesting period. The Company accounts for forfeitures as they occur. After the IPO, the fair value of each share of underlying Class A common stock is based on the closing price of the Company’s Class A common stock as reported on the grant date. For RSUs, the Company determines the grant-date fair value as the fair value of the Company’s common stock on the grant date.

Certain stock options granted to the Company’s Co-Founder and Head of Blend vest upon the satisfaction of a service condition, liquidity event-related performance condition, and performance-based market conditions. In July 2021, the first tranche of the Co-Founder and Head of Blend stock option award vested upon completion of the IPO. The remaining tranches of shares will vest dependent on performance goals tied to the Company’s stock price hurdles with specified expiration dates for each tranche.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Income Taxes
The Company accounts for income taxes using an asset and liability approach. Under this method, the Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements, as well as from net operating loss and tax credit carryforwards. Deferred tax amounts are measured using enacted statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets that, based on all available positive and negative evidence, is not expected to be realized. Such evidence includes, but is not limited to, recent cumulative earnings or losses, expectations of future taxable income by taxing jurisdiction, the anticipated reversal or expiration dates of the deferred tax assets and tax planning strategies.

The Company recognizes tax benefits from uncertain tax positions only if it believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than a 50% likelihood of being sustained.
Other Income (Expense), Net
Other income (expense), net primarily consists of interest income earned from the Company’s investment portfolio.
Employee Benefit Plan
The Company maintains a 401(k) plan that covers all eligible employees in the United States. Employer matching contributions are discretionary. The Company has not matched eligible participants’ 401(k) contributions to date.
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

Title365 has agreements with insurance underwriters authorizing the Company to issue title insurance policies on behalf of the insurance underwriters. For the post-acquisition period from July 1, 2021 to December 31, 2021, the policies were underwritten by two title insurance companies, which accounted for approximately 74% and 26%, respectively, of title policy fees earned during the period.

The following customers comprised 10% or more of the Company’s revenue for the following periods:

	Year Ended December 31,
Customer	2021	2020	2019
A2	N/A1	13%	14%
B2	26%	N/A1	N/A1
C	N/A1	N/A1	11%
(1) revenue from this customer did not exceed 10% for the period presented
(2) this customer generates revenue in both Blend Platform and Title365 segments

Blend Labs, Inc.
Notes to Consolidated Financial Statements

The following customers comprised 10% or more of the Company’s trade and unbilled receivables:

Customer	December 31, 2021	December 31, 2020
A	N/A1	34%
B	29%	N/A1
D	—%	11%
(1) trade and unbilled receivable balance from this customer did not exceed 10% as of the date presented
Fair Value Measurement
The Company measures its cash and cash equivalents, marketable securities, trade and other receivables, accounts payable, and other current liabilities at fair value on a recurring basis. In addition, the Company measures certain other assets including intangible assets at fair value on a nonrecurring basis.
JOBS Act Accounting Election
As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies (that is, those that have not had a Securities Act of 1933, as amended (the “Securities Act”), registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company intends to use this extended transition period under the JOBS Act until such time as the Company is no longer considered to be an EGC. The adoption dates discussed below reflect this election.
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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

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
3. Revenue Recognition and Contract Costs
Disaggregation of Revenue
The following table provides information about disaggregated revenue by service offering:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Blend Platform revenue:
Mortgage Banking	$108,264	$80,061	$40,311
Consumer Banking and Marketplace	23,120	12,624	6,333
Professional Services	4,178	3,344	4,027
Total Blend Platform revenue	135,562	96,029	50,671
Title365 revenue	98,933	—	—
Total revenue	$234,495	$96,029	$50,671

Mortgage Banking revenue represents revenue related to mortgage transactions processed through the Company’s software platform. Consumer Banking and Marketplace revenue represents revenue that is not directly tied to mortgage banking transactions, such as consumer banking revenue (home equity, personal loans, deposit accounts, and all other consumer banking products), ancillary product revenue (income verification and close products), and marketplace revenue (title, insurance, and realty products). Professional Services revenue represents revenue related to the deployment of the Company’s platform and consulting services. Title365 revenue represents revenue related to title, escrow and other closing and settlement services provided by the Title365 segment.
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

Contract Accounts	Balance Sheet Line Reference	As of December 31, 2021	As of December 31, 2020
		(In thousands)
Contract assets—current	Prepaid expenses and other current assets	$5,359	$7,079
Contract liabilities—current	Deferred revenue, current	$(8,068)	$(13,622)

There were no long-term contract assets or deferred revenue as of December 31, 2021 and December 31, 2020.

During the years ended December 31, 2021 and 2020, the Company recognized substantially all of the revenue included in the deferred revenue balances at the beginning of the respective periods.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

During the years ended December 31, 2021 and 2020, the Company recognized approximately $11.9 million and $11.4 million, respectively, of revenue from performance obligations satisfied in previous periods. The revenue recognized from performance obligations satisfied in the prior periods primarily related to changes in the transaction price, including changes in the estimate of variable consideration.
Remaining Performance Obligations
As of December 31, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations was $80.4 million. These remaining performance obligations do not include estimates of variable consideration associated with usage-based contracts with termination rights and professional services. The expected timing of recognizing revenue for the transaction price allocated to the remaining performance obligations as of December 31, 2021 was as follows:

(In thousands)
Within one year	$44,957
More than one year	35,422
Total transaction price allocated to the remaining performance obligations	$80,379
Deferred Contract Costs
As of December 31, 2021 and December 31, 2020, total unamortized deferred contract costs were $8.7 million and $10.3 million, respectively, of which $4.5 million and $4.9 million was recorded within prepaid expenses and other current assets and $4.2 million and $5.4 million was recorded within deferred contract costs, non-current, on the consolidated balance sheets as of December 31, 2021 and December 31, 2020, respectively.

The amortization of deferred contract costs was $5.0 million, $3.6 million and $2.3 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss.
4. Investments in Marketable Securities and Fair Value Measurements
The carrying amount, unrealized gain and loss, and fair value of investments in marketable securities by major security type were as follows:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$2,357	$—	$—	$2,357	Level 1
Commercial paper	2,150	—	—	2,150	Level 2
Total cash equivalents	4,507	—	—	4,507
Marketable securities:
U.S. treasury and agency securities	269,393	—	(745)	268,648	Level 2
Commercial paper	27,187	—	(7)	27,180	Level 2
Debt securities	33,366	—	(47)	33,319	Level 2
Certificates of deposit	5,000	—	—	5,000	Level 2
Total marketable securities	334,946	—	(799)	334,147
Restricted cash, non-current:
Certificates of deposit	335	—	—	335	Level 2
Total	$339,788	$—	$(799)	$338,989

Blend Labs, Inc.
Notes to Consolidated Financial Statements

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$24,036	$—	$—	$24,036	Level 1
Commercial paper	1,150	—	—	1,150	Level 2
Total cash equivalents	25,186	—	—	25,186
Marketable securities:
U.S. treasury and agency securities	89,342	5	(5)	89,342	Level 2
Commercial paper	2,848	—	—	2,848	Level 2
Debt securities	17,774	—	(6)	17,768	Level 2
Certificates of deposit	673	—	—	673	Level 2
Total marketable securities	110,637	5	(11)	110,631
Total	$135,823	$5	$(11)	$135,817

The Company reports its investments in marketable securities at fair value on the consolidated balance sheets based upon the level of judgment associated with inputs used to measure their fair value. The categories are as follows:

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

The following table summarizes the stated maturities of the Company’s marketable securities:

	December 31, 2021	December 31, 2020
	(In thousands)
Due within one year	$202,895	$110,631
Due after one year through two years	131,252	—
Total marketable securities	$334,147	$110,631

As of December 31, 2021 and December 31, 2020, marketable securities in an unrealized loss position were immaterial, individually and in the aggregate.

The Company determines realized gains or losses on the sale of available-for-sale securities on a specific identification method. The Company did not recognize any impairment of marketable securities during the years ended December 31, 2021, 2020 and 2019.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the year ended December 31, 2021 were as follows:

	Blend Platform	Title365	Total
	(In thousands)
Goodwill as of December 31, 2020	$—	$—	$—
Business combinations	—	287,228	287,228
Goodwill as December 31, 2021	$—	$287,228	$287,228
Intangible Assets
Intangible assets consisted of the following:

	Weighted Average Remaining Amortization	Gross Amount	Accumulated Amortization	Net Book Value
Balance as of December 31, 2021	(In Years)	(In thousands)
Intangible assets subject to amortization:
Acquired customer relationships	10.5	$179,000	$(8,136)	$170,864
Internally developed software	—	11,391	(11,391)	—
Domain name	9.5	210	(66)	144
Total finite-lived intangible assets, net	10.5	190,601	(19,593)	171,008
Indefinite-lived intangible assets:
Acquired licenses		2,000	—	2,000
Total intangible assets, net		$192,601	$(19,593)	$173,008

	Weighted Average Remaining Amortization	Gross Amount	Accumulated Amortization	Net Book Value
Balance as of December 31, 2020	(In Years)	(In thousands)
Intangible assets subject to amortization:
Internally developed software	0.5	$11,391	$(10,344)	$1,047
Domain name	10.4	210	(49)	161
Total finite-lived intangible assets, net	1.8	11,601	(10,393)	1,208
Total intangible assets, net		$11,601	$(10,393)	$1,208

Amortization of intangible assets for the years ended December 31, 2021, 2020 and 2019 was $9.2 million, $2.9 million and $3.8 million respectively.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Total future amortization expense as of December 31, 2021 was as follows:

Year ending December 31,	(In thousands)
2022	$16,289
2023	16,289
2024	16,289
2025	16,289
2026	16,287
Thereafter	89,565
Total future amortization expense	$171,008
6. Significant Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31, 2021	December 31, 2020
	(In thousands)
Contract assets	$5,359	$7,079
Deferred contract costs	4,564	4,855
Prepaid insurance	6,521	345
Prepaid other	7,743	3,780
Preferred stock warrant exercise receivable	—	2,158
Recording fee advances	4,243	—
Other current assets	3,283	1,051
Total prepaid expenses and other current assets	$31,713	$19,268

Recording fee advances represent amounts advanced on behalf of customers in the Title365 segment associated with the recording of mortgage documents. These amounts are primarily recouped within 30 days from funds in the escrow accounts the Company administers.
Property and Equipment, Net
Property and equipment, net, consisted of the following:

	December 31, 2021	December 31, 2020
	(In thousands)
Computer and software	$4,287	$2,277
Furniture and fixtures	1,559	1,094
Leasehold improvements	4,940	4,455
Total property and equipment, gross	10,786	7,826
Accumulated depreciation and amortization	(4,631)	(3,232)
Total property and equipment, net	$6,155	$4,594

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $1.4 million, $1.1 million and $1.0 million respectively.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Note Receivable
In January 2021, the Company made a $3.0 million investment in a privately-held company via a convertible promissory note. Interest accrues at 2% per annum and outstanding principal and accrued interest is due and payable at the earliest of (i) 60 months from the execution of the note, (ii) an initial public offering, or (iii) change in control, unless otherwise converted to shares of the issuer. The outstanding principal and unpaid accrued interest are convertible into 4,500,000 shares of the issuer’s Series Seed Preferred Stock at the option of the issuer, upon a change in control, upon the issuer’s initial public offering, or upon a qualified equity financing. The conversion option is not bifurcated from the promissory note as the option does not meet the net settlement criteria of a derivative instrument due to the option not being readily convertible to cash. The Company also has a call option to merge the issuer with the Company for aggregate consideration of $500.0 million. The value of the call option was determined to be inconsequential. The note receivable is presented within other non-current assets on the consolidated balance sheet as of December 31, 2021.
Investments in Non-Marketable Equity Securities
In September 2021, the Company made an equity investment in the amount of $2.5 million in a privately-held company in exchange for 103,611 shares of Series Growth 1a Preferred Stock. This investment in the equity securities without readily determinable fair value was initially recorded at cost. Subsequently, this investment is measured at cost, less impairment, if any, plus or minus observable price changes in orderly transactions of an identical or similar investment of the same issuer. There were no impairments or adjustments for observable price changes for the year ended December 31, 2021. This investment is presented within other non-current assets on the consolidated balance sheet as of December 31, 2021.
Other Current Liabilities
Other current liabilities consisted of the following:

	December 31, 2021	December 31, 2020
	(In thousands)
Accrued expenses	$5,798	$2,477
Accrued interest	3,397	—
Accrued professional fees	3,085	701
Accrued connectivity fees	4,753	2,833
Operating lease liabilities, current portion	3,856	2,580
Payable to Title365 noncontrolling interest holder under transition services agreement	5,549	—
Other	1,224	319
Total other current liabilities	$27,662	$8,910
Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

	December 31, 2021	December 31, 2020
	(In thousands)
Deferred tax liabilities	$2,864	$—
Early exercise liability	6,998	322
Payroll tax liabilities	1,457	3,053
Other liabilities	2,096	—
Total other long-term liabilities	$13,415	$3,375

Blend Labs, Inc.
Notes to Consolidated Financial Statements

7. Leases
The Company leases its facilities under non-cancelable operating leases with various expiration dates. Leases may contain escalating payments. Restricted cash that is not available for use in operations consists of collateral for standby letters of credit related to the Company’s office lease facilities. Restricted cash balances related to lease obligations as of December 31, 2021 and 2020 were $5.0 million and $5.2 million, respectively.

The Company’s total operating lease costs were $6.3 million and $5.6 million for the years ended December 31, 2021 and 2020, respectively. The Company’s total operating lease costs include variable costs in the amount of $1.7 million and $2.0 million for the years ended December 31, 2021 and 2020, respectively. Variable lease costs are primarily comprised of maintenance costs and are determined based on the actual costs incurred during the period. Variable lease payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities. The Company’s total operating lease costs also include short-term lease costs in the amount of $0.2 million for the years ended December 31, 2021 and 2020. Rent expense was $3.6 million for the year December 31, 2019.

The Company’s sublease income for the year ended December 31, 2021 was not material. The Company’s sublease income for the years ended December 31, 2020 and 2019 was $0.7 million and $0.9 million, respectively, which is recorded within other income (expense), net, on the consolidated statements of operations and comprehensive loss.

As of December 31, 2021 and 2020, the weighted average remaining operating lease term was 4.3 years and 5.1 years, respectively. The weighted average discount rate used to estimate operating lease liabilities for leases that existed as of December 31, 2021 and 2020 was 7.3% and 6.6%, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $4.5 million and $3.6 million for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, maturities of operating lease liabilities were as follows:

Year ending December 31,	(In thousands)
2022	$4,780
2023	5,370
2024	5,214
2025	3,748
2026	1,055
Thereafter	1,572
Total lease payments	21,739
Less: imputed interest	(3,276)
Total operating lease liabilities	$18,463
8. Commitments and Contingencies
Purchase Commitments
The Company has future minimum purchase obligations under arrangements with third parties who provide hosting infrastructure services, cloud services, and Software as a service (“SaaS”) accounting solutions to support our business operations.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

The future non-cancelable purchase obligations, which were not recognized on our consolidated balance sheet as of December 31, 2021, were as follows:

Year ending December 31,	(In thousands)
2022	$8,376
2023	4,092
2024	134
Total	$12,602
Contingencies
From time to time and in the normal course of business, the Company may be subject to various legal matters, such as threatened or pending claims or proceedings. There were no such material matters as of December 31, 2021 or December 31, 2020.
Warranties, Indemnifications, and Contingent Obligations
The Company’s platform, products, and services are generally warranted to perform substantially as described in the associated documentation and to satisfy defined levels of uptime reliability. The service-level agreements that provide for defined levels of uptime reliability and performance permit the customers to receive credits or to terminate their agreements in the event that the Company fails to meet those levels. To date, the Company has not experienced any significant failures to meet defined levels of reliability and performance as a result of those agreements and historically the Company has not incurred any material costs associated with warranties. Accordingly, the Company has not accrued any liabilities related to these agreements in the consolidated financial statements.

The Company enters into indemnification provisions under (i) its agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers, and landlords and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2021 and 2020.

The Company has agreed to indemnify its officers and directors to the fullest extent permitted by its amended and restated bylaws and the General Corporation Law of the State of Delaware for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The coverage applies only to acts that occurred during the tenure of the officer or director and has an unlimited term. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2021 and 2020.
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

The estimated purchase consideration as of the closing date was $421.1 million, which is subject to the post-closing adjustments based on the provisions of the purchase agreement. The cash portion of estimated consideration in the amount of $420.2 million was transferred on July 1, 2021; however, all closing conditions were satisfied and the control over Title365 transferred to the Company on June 30, 2021. The post-closing adjustments and the valuation of the redeemable noncontrolling interest were

Blend Labs, Inc.
Notes to Consolidated Financial Statements

finalized as of December 31, 2021, resulting in the total purchase price of $417.7 million, of which $416.8 million was cash consideration.
The preliminary purchase price allocation and measurement period adjustments, which include certain adjustments arising from errors primarily related to the allocation of the purchase price between intangible assets and goodwill, that the Company concluded are immaterial, are as follows:

	June 30, 2021 (as previously reported)	Measurement Period Adjustments	June 30, 2021 (as adjusted)
Preliminary identifiable assets acquired and liabilities assumed	(In thousands)
Cash and cash equivalents	$16,500	$—	$16,500
Trade and other receivables	19,783	(5,935)	13,848
Prepaid expenses and other current assets	7,703	203	7,906
Property and equipment, net	4,031	(2,983)	1,048
Operating lease right-of-use assets	3,520	—	3,520
Intangible assets	194,000	(13,000)	181,000
Restricted cash, non-current	335	—	335
Accounts payable	(1,165)	—	(1,165)
Accrued compensation	(3,387)	(105)	(3,492)
Other current liabilities	(10,911)	—	(10,911)
Operating lease liabilities, non-current	(1,963)	—	(1,963)
Other long-term liabilities	(45,907)	3,504	(42,403)
Net identifiable assets	182,539	(18,316)	164,223
Redeemable noncontrolling interest	(46,266)	12,518	(33,748)
Goodwill	284,798	2,430	287,228
Total purchase consideration	$421,071	$(3,368)	$417,703

	June 30, 2021 (as previously reported)	Measurement Period Adjustments	June 30, 2021 (as adjusted)
Fair value of consideration transferred	(In thousands)
Cash consideration	420,216	$(3,368)	$416,848
Fair value of replacement share-based payment awards	855	—	855
Total purchase consideration	421,071	$(3,368)	$417,703

The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net identifiable assets acquired was allocated to goodwill, which is not expected to be deductible for tax purposes. However, ASC 805-740-30-3 requires that changes in assumptions about the realizability of an acquirer's valuation allowance as a result of a business combination are recorded separately from the business combination accounting. The goodwill, which was recorded to the Title365 segment, predominantly arises due to synergies the Company expects to achieve through integration of Title365 with the Company’s existing software platform, enabling financial services firms to automate title commitments and streamline communication with consumers and settlement teams.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

The acquired intangible assets consist of the following:

	Fair Value	Estimated Useful Life
	(In thousands)	(In years)
Customer relationships	$179,000	11
Licenses	2,000	Indefinite
Total intangible assets	$181,000

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

The redemption value of the noncontrolling interest is based on the greater of (1) $49.5 million plus an amount of interest calculated using an interest rate of 5.0% per annum compounding annually; or (2) 4.4 multiplied by the trailing 12-month EBITDA multiplied by the noncontrolling interest ownership percentage. As such, the fair value of the redeemable noncontrolling interest in Title365 was determined using a Monte Carlo simulation whereby a range of possible scenarios of future EBITDA was considered. In each scenario an analysis was performed to determine the optimal decision for the Company on the timing to exercise the call option. Based on the optimal decision in each simulation, the payoff was discounted to the acquisition date and the average of the discounted payoff across the simulation paths was determined to represent the fair value of the noncontrolling interest.

Measurement period adjustments recorded in the year ended December 31, 2021 primarily relate to finalization of the cash portion of purchase consideration related to the final working capital calculations in accordance with the stock purchase agreement, finalization of the fair value analysis of intangible assets, including the related tax effect on the deferred tax liabilities, and finalization of the fair value analysis of redeemable noncontrolling interest. Measurement period adjustments were also recorded to the purchase price allocated to trade and other receivables related to changes in amounts due from the 9.9% noncontrolling interest holder of Title365.

The allocation of purchase price to acquired net identifiable assets is preliminary as the review of tax returns that provide the underlying tax basis of Title365 assets and liabilities is not yet complete, thus the provisional measurements of fair value of deferred tax liabilities set forth above are subject to change. The Company expects to finalize the allocation of the purchase price as soon as practical, but not later than one year from the acquisition date.

The Company has incurred transaction costs of approximately $8.5 million in the year ended December 31, 2021, which were recorded in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

The results of operations of Title365 have been included in the Company’s consolidated statements of operations and comprehensive loss from the acquisition date. Title365 revenue since the acquisition date through December 31, 2021 was approximately $98.9 million, and Title365 net income was approximately $7.8 million.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

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

	Year Ended December 31,
	2021	2020
	(In thousands)
Revenues(1)	$363,637	$293,901
Net loss	(180,904)	(39,177)
Net income attributable to redeemable noncontrolling interest	3,276	1,591
Net loss attributable to Blend Labs, Inc.	(184,180)	(40,768)
(1) As part of the Company’s evaluation of Title365 accounting policies post-acquisition, Title365 revenue was adjusted to be presented net of insurance premiums paid to the underwriters, in accordance with Principal vs. Agent considerations included in ASC 606, Revenue Recognition.

10. Debt Financing
Debt consisted of the following:

December 31, 2021
(In thousands)
Term Loan - principal	$225,000
Term Loan - exit fee	4,500
Less: unamortized debt discounts and issuance costs	(15,657)
Total debt	$213,843

The Company had no debt as of December 31, 2020. On June 30, 2021, in connection with the closing of the acquisition of Title365, the Company entered into a credit agreement (the “Credit Agreement”), which provides for a $225.0 million senior secured term loan (the “Term Loan”) and a $25.0 million senior secured revolving credit facility (the “Revolving Facility”). The Revolving Facility includes $10.0 million sublimit for the issuance of letters of credit. The Revolving Facility also includes a swingline sub-facility (the “Swingline Facility”) that accommodates same-day borrowing of base rate loans. The sublimit for the Swingline Facility is $5.0 million.

The Term Loan was fully drawn at closing to provide, in part, the cash consideration paid in connection with the acquisition of Title365. The Term Loan was funded and the cash consideration was transferred on July 1, 2021. The Revolving Facility remained available and undrawn as of December 31, 2021.

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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

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

The Company incurred approximately $5.7 million of debt issuance costs in connection with the Term Loan, which have been deferred, and the remaining unamortized portion of these costs is presented as a reduction of long-term debt. Debt issuance costs related to the Revolving Facility amounted to $0.5 million, and the remaining unamortized portion of these costs is presented within other current assets on the consolidated balance sheets as of December 31, 2021.

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

Including the impact of the deferred debt issuance costs and the debt discounts resulting from the exit fee and the warrant, the effective interest rate on the Term Loan was approximately 10.20% at December 31, 2021. Debt issuance costs, debt discounts, and the Revolving Facility issuance costs are being amortized as interest expense over the term of the Credit Agreement.

The fair value of the Term Loan as of December 31, 2021 was approximately $220.5 million and is classified as Level 2 in the fair value hierarchy. The fair value of the Term Loan was measured by applying the income approach, which discounts the future contractual cash flows using a current risk-adjusted rate available to borrowers with similar credit ratings.

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

The Credit Agreement contains certain customary affirmative and negative covenants, which, in the event of default, may require a mandatory prepayment of amounts due thereunder. The Credit Agreement also contains a minimum liquidity covenant. As of December 31, 2021, the Company was in compliance with these covenants.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

11. Preferred Stock and Convertible Preferred Stock
Preferred Stock
The Company’s board of directors has the authority to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and any of its qualifications, limitations or restrictions, in each case without further vote or action by the Company’s stockholders. As of December 31, 2021, the Company had 200,000,000 shares authorized and no shares issued and outstanding of preferred stock.
Convertible Preferred Stock
Upon the Company’s IPO, all outstanding shares of Convertible Preferred Stock automatically converted into shares of Class A common stock.

The following table summarizes the Convertible Preferred Stock outstanding as of December 31, 2020, and the rights and preferences of the Company’s designated series preceding its IPO. Authorized shares of Convertible Preferred Stock below do not include 1,026,008 of Founders Convertible Preferred Stock authorized as of December 31, 2020.

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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

12. Warrants
In March 2018, the Company issued five performance-based warrant awards to purchase up to 2,111,997 shares of Series D Convertible Preferred Stock and 4,317,725 shares of Series D-1 Convertible Preferred Stock to the same investor. These awards vest upon satisfaction of certain customer referrals and referred revenue targets and were set to expire in March 2021. In March 2019, 421,039 Series D warrants were exercised at a price of $3.562605 per share resulting in the issuance of Series D Preferred Stock with $1.5 million in total proceeds. In December 2020, 548,032 Series D-1 warrants were exercised at a price of $3.937257 per share resulting in $2.2 million in total proceeds. In March 2021, 421,039 Series D warrants and 1,654,276 Series D-1 warrants were exercised resulting in $8.0 million in total proceeds. In March 2021, the Company’s board of directors approved an amendment to one of the Company’s outstanding performance-based preferred stock warrants to purchase up to 1,269,919 shares of Series D-1 with an exercise price of $3.937257 per share in which the performance period and expiration date were extended from March 2021 to September 2021. As of the modification date, there were no warrants vested and exercisable, and the modification did not result in incremental expense as the Company determined that the performance criteria was not probable of being achieved. As of December 31, 2021, all remaining performance-based warrant awards had expired. Upon the effectiveness of the IPO, all outstanding shares of Convertible Preferred Stock converted into shares of Class A common stock.

On July 2, 2021, in connection with the Credit Agreement, the Company issued an immediately exercisable Series G preferred stock warrant to purchase 598,431 shares of Class A common stock at an exercise price per share of $13.827822. The terms of the warrant agreement provide the holder with an option to net settle if the fair value of Series G Convertible Preferred Stock (or Class A common stock if exercised after an IPO) is greater than the exercise price. The net shares to be issued in a cashless exercise are based on the fair value of the Company’s Class A common stock at the time the warrants are exercised. As of December 31, 2021, the warrant has not been exercised. The warrant will expire 10 years from the issue date.
13. Stock-Based Compensation
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

Subject to the adjustment provisions of and the automatic increase described in the 2021 Plan, a total of 23,000,000 shares of the Company’s Class A common stock were reserved for issuance pursuant to the 2021 Plan, plus 36,101,718 shares of the Company’s Class A common stock reserved for future issuance under the 2012 Stock Plan. Subject to the adjustment provisions of the 2021 Plan, the number of shares available for issuance under the 2021 Plan will also include an annual increase on the first day of each fiscal year beginning on January 1, 2022, equal to the least of (a) 34,500,000 shares of Class A common stock, (b) 5% of the total number of shares of all classes of the Company’s common stock outstanding on the last day of immediately preceding fiscal year, or (c) such other amount as the Company’s board of directors (or its committee) may determine. Options granted under the 2021 Plan vest over periods ranging from one to four years.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

A summary of the stock option activity is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(In thousands)		(In years)	(In thousands)
Balance as of December 31, 2020	33,750	$1.74	7.95	$175,444
Granted	13,790	12.29
Exercised	(12,988)	1.95
Cancelled and forfeited	(2,877)	6.51
Balance as of December 31, 2021	31,675	$5.81	8.01	$108,826

Vested and exercisable as of December 31, 2021	11,067	$2.18	6.72	$61,011

The weighted average grant-date fair value of options granted during the years ended December 31, 2021, 2020 and 2019 was $6.33, $1.86 and $1.05 per share, respectively.

The total fair value of options vested during the years ended December 31, 2021, 2020 and 2019 was $17.5 million, $7.7 million and $3.1 million respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $71.6 million, $39.1 million and $5.2 million respectively.

The estimated grant date fair values of the employee stock options granted under the 2012 and 2021 Plan were calculated using the Black-Scholes Merton Option pricing model, based on the following weighted average assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected term (years)	5.93	5.90	6.24
Expected volatility	32.85%	35.14%	38.83%
Risk-free interest rate	1.04%	0.58%	1.97%
Expected dividend yield	—	—	—

Risk-Free Interest Rate. The risk-free interest rate is based on U.S. treasury zero-coupon issues with remaining terms similar to the expected term of the options at the date of grant.

Expected Term. The expected term represents the period that the Company’s share-based awards are expected to be outstanding. The Company applies the simplified method in determining the expected life of the stock options as the Company has limited historical basis upon which to determine historical exercise periods.

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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

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

As of December 31, 2021, the total unrecognized stock-based compensation expense for stock options issued under the 2012 Plan and the 2021 Plan was approximately $75.0 million, which is expected to be recognized over a weighted average period of 2.9 years.
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

As of December 31, 2021 and December 31, 2020, 1,819,558 and 162,317 shares of Class A common stock and pre-IPO Class B common stock, respectively, were subject to repurchase. As of December 31, 2021 and December 31, 2020, the cash proceeds received for unvested shares of Class A common stock and pre-IPO Class B common stock, respectively, recorded within Other long-term liabilities in the consolidated balance sheets were $7.0 million and $0.3 million.
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted average grant date fair value per share
	(In thousands)
Balance as of December 31, 2020	—	$—
Granted	2,717	9.15
Vested	(108)	13.94
Cancelled and forfeited	(20)	13.89
Balance as of December 31, 2021	2,589	$8.91

As of December 31, 2021, there was $21.0 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 0.6 years. RSUs granted under the 2021 Plan generally vest quarterly over a period of one year from the grant date.

The total fair value of RSUs vested during the year ended December 31, 2021 was $1.5 million.
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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

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

In July 2021, the first tranche of 1,954,289 shares of the Co-Founder and Head of Blend stock option award vested upon completion of the IPO. Upon the completion of the IPO, the Company recognized $24.0 million in stock-based compensation expense related to this tranche, and additional catch up expense of $5.7 million related to the remaining tranches. The total stock-based compensation expense recognized for this award for the year ended December 31, 2021 was $38.8 million. The total unrecognized compensation expense related to the award for all tranches was $46.0 million as of December 31, 2021, which will be recognized over an estimated weighted average remaining period of 3.4 years.
Stock-Based Compensation Expense
The Company’s stock-based compensation expense was as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cost of revenue	$753	$79	$46
Research and development	13,184	4,250	3,431
Sales and marketing	7,167	3,675	966
General and administrative	49,740	2,120	5,446
Total	$70,844	$10,124	$9,889

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Included in stock-based compensation expense are amounts related to the sale of employee stock on the secondary market to existing investors at a price above fair market value at the time of the sale. Stock-based compensation related to the secondary sales, which represents the amount paid to purchase shares of the Company’s common stock in excess of fair value, was as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Research and development	$325	$1,524	$1,694
Sales and marketing	300	1,607	96
General and administrative	166	325	4,372
Total	$791	$3,456	$6,162
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
Employee Note
In November 2018, an executive was issued a partial-recourse promissory note (the “Employee Note”) in the amount of $2.7 million in order to exercise a stock-based compensation award for 4,000,000 shares subject to vesting conditions. The Employee Note had a maturity date of November 19, 2025 and bore an interest rate of 3.04% per annum. The employee had the right to prepay the Employee Note at any time, without penalty. The Company recorded $2.7 million as contra-equity in 2018. On June 17, 2021, the Employee Note was repaid in full, inclusive of the principal amount and accrued interest of approximately $2.9 million, and there were no shares of common stock remaining related to this award that were subject to vesting conditions as of December 31, 2021.
14. Income Taxes
The total provision for income taxes consisted of the following:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Current:
Federal	$—	$—	$—
State	425	26	13
Total current	425	26	13
Deferred:
Federal	(34,462)	—	—
State	(4,849)	—	—
Total deferred	(39,311)	—	—
Total provision for income taxes	$(38,886)	$26	$13

The following summarizes the differences between the income tax provision recorded by the Company and the amount computed by applying the statutory federal income tax rate of 21% to loss before income tax for the years ended December 31, 2021, 2020 and 2019:

Blend Labs, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Tax benefit at federal statutory rate	$(43,747)	$(15,664)	$(17,102)
State taxes, net of federal benefit	(4,431)	21	10
Research and other credits	(2,305)	(1,245)	(1,643)
VA release related to Title365 PPA	(34,462)	—	—
Change in valuation allowance	38,188	16,431	16,388
Section 162(m) adjustment	10,241	—	—
Non-deductible transaction costs	1,252	—	—
Stock-based compensation	(2,828)	572	1,739
Other	(794)	(89)	621
Total provision for income taxes	$(38,886)	$26	$13

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2021	December 31, 2020
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$102,240	$65,334
Lease liabilities	4,721	4,287
Research and other credits	12,627	9,914
Accruals and reserves	1,098	1,501
Interest expense limitation	2,174	—
Stock-based compensation	1,980	551
Fixed assets	1,014	—
Other deferred tax assets	357	—
Gross deferred tax assets	126,211	81,587
Less: valuation allowance	(77,843)	(73,936)
Total deferred tax assets	$48,368	$7,651
Deferred tax liabilities:
Right-of-use assets	$(3,776)	$(3,282)
Deferred contract costs	(2,194)	(2,608)
Fixed assets	—	(55)
ASC 606 adjustments	(667)	(1,706)
Other deferred tax liabilities	(462)	—
Amortization	(752)	—
Acquired intangible assets	(43,381)	—
Gross deferred tax liabilities	(51,232)	(7,651)
Total net deferred liabilities	$(2,864)	$—

Included in the Company’s deferred tax assets and liabilities are the deferred tax effects associated with the fair value of the assets acquired and liabilities assumed from the acquisition of Title365 and acquired tax attributes that carry over to post-acquisition tax periods, including U.S. and state net operating losses and tax credits.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

The Company believes that, based on available evidence, both positive and negative, it is more likely than not that the net deferred tax assets will not be utilized. In conjunction with its acquisition of Title365, the Company released $39.3 million valuation allowance during the year ended December 31, 2021, attributed to ASC 805-740-30-3, which upon acquisition allowed the Company to recognize certain deferred tax assets of approximately $39.3 million which had previously been offset by a valuation allowance.

At December 31, 2021, the Company had a valuation allowance of $(77.8) million. The valuation allowance increase of $3.9 million during 2021 is primarily attributable to an increase in deferred tax assets resulting from net operating losses in 2021 partially offset by the acquisition of Title 365's deferred tax liabilities.

At December 31, 2021, the Company had net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $406.5 million and $278.1 million, respectively, available to reduce future taxable income. The federal net operating losses generated before 2018 will begin to expire in 2033. The federal net operating losses generated in and after 2018 may be carried forward indefinitely. The state NOL carryforwards vary by state and begin to expire in 2024.

At December 31, 2021, the Company had $10.9 million of federal research credit carryforwards which will begin to expire in 2033 and state research credit carryforwards of $9.2 million which have no expiration date.

Utilization of the net operating loss and tax credit carryforwards may be subject to annual limitations due to the ownership change limitation provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Events which may cause limitations in the amount of the NOLs that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Any annual limitations may result in the expiration of NOL and credits before they are able to be utilized.

As of December 31, 2021, the Company had $5.9 million of unrecognized tax benefits, none of which, if recognized, would impact the effective tax rate. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. Interest and penalties were not significant during the years ended December 31, 2021, 2020 and 2019. The Company does not expect any material changes to its unrecognized tax benefits within the next twelve months.

The following table reflects the changes in the Company’s unrecognized tax benefits:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Beginning Balance	$4,155	$3,167	$1,146
Gross increases—tax positions in prior periods	—	—	703
Gross increases—tax positions in current periods	1,793	1,188	1,318
Gross decreases—tax positions in prior periods	—	(200)	—
Ending balance	$5,948	$4,155	$3,167

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions and has identified its Federal, California, Minnesota, and Texas tax returns as significant tax filings. The Company is not currently under examination by income tax authorities in federal or state jurisdictions. However, because the Company has net operating losses and credits carried forward in several jurisdictions, including the Federal, California, and Minnesota jurisdictions, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax attributes carried forward to open years. All tax returns will remain open for examination by the federal and most state taxing authorities for three years and four years, respectively, from the date of utilization of any net operating loss carryforwards or research and development credits.
15. Net Loss Per Share
The Company computes net loss per share using the two-class method required for multiple classes of common stock. The Company has three classes of authorized common stock for which voting rights differ by class.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

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

In connection with the IPO, upon the effectiveness of the filing of the Amended and Restated Certificate of Incorporation, all shares of the Company’s pre-IPO Class A common stock were reclassified as Class B common stock and all shares of the Company’s pre-IPO Class B common stock were reclassified as Class A common stock. All weighted average common stock outstanding and net loss per share amounts presented within these consolidated financial statements have been adjusted to reflect this reclassification on a retroactive basis for all periods presented.

The following table presents the calculation of basic and diluted net loss per share for Class A and Class B common stock. No shares of Class C common stock were issued and outstanding during the periods presented.

	Year Ended December 31,
	2021		2020		2019
	Class A Common	Class B Common	Class A Common	Class B Common	Class A Common	Class B Common
	(In thousands, except per share data)
Numerator:
Net loss attributable to Blend Labs, Inc.	$(151,901)	$(18,012)	$(50,131)	$(24,486)	$(48,750)	$(32,702)
Less: accretion of RNCI to redemption value	(1,323)	(107)	—	—	—	—
Net loss attributable to Blend Labs, Inc. common stockholders	$(153,224)	$(18,119)	$(50,131)	$(24,486)	$(48,750)	$(32,702)

Denominator:
Weighted average common stock outstanding, basic and diluted	117,994	13,991	26,475	12,932	19,617	13,159
Net loss per share attributable to Blend Labs, Inc.:
Basic and diluted	$(1.30)	$(1.30)	$(1.89)	$(1.89)	$(2.49)	$(2.49)

Blend Labs, Inc.
Notes to Consolidated Financial Statements

The following potential shares of common stock were excluded from the computation of diluted net earnings per share attributable to the Company for the periods presented because including them would have been antidilutive as the Company has reported net loss for each of the periods presented:

	As of December 31,
	2021	2020	2019
	(In thousands)
Outstanding stock options	31,675	33,750	35,209
Early exercised options subject to repurchase	1,820	162	223
Options exercised via promissory note	—	4,000	4,000
Non-plan Co-Founder and Head of Blend options	26,057	—	—
Unvested restricted stock units	2,589	—	—
Common stock warrants	598	—	2,807
Convertible Preferred Stock warrants	—	5,461	6,008
Founders Convertible Preferred Stock	—	1,026	1,026
Convertible Preferred Stock	—	121,353	110,898
Total antidilutive securities	62,739	165,752	160,171
16. Segment Information
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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

The following table provides information about each reportable segment:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Segment revenue:
Blend Platform	$135,562	$96,029	$50,671
Title365	98,933	—	—
Total revenue	$234,495	$96,029	$50,671

Segment gross profit:
Blend Platform	$85,645	$61,740	$31,124
Title365	30,344	—	—
Total gross profit	$115,989	$61,740	$31,124

Operating expenses:
Research and development	92,216	55,503	48,597
Sales and marketing	84,077	51,420	37,660
General and administrative	128,802	30,108	26,589
Amortization of acquired intangible assets	8,136	—	—
Total operating expenses	313,231	137,031	112,846
Loss from operations	(197,242)	(75,291)	(81,722)
Interest expense	(11,279)	—	—
Other income (expense), net	493	700	283
Loss before income taxes	$(208,028)	$(74,591)	$(81,439)

The Company’s long-lived assets, which consist of property and equipment, net and operating lease right-of-use assets, by geographic location are as follows:

	As of December 31,
	2021	2020
	(in thousands)
Long-lived assets:
United States	$19,184	$17,279
India	1,684	—
Total	$20,868	$17,279
17. Subsequent Events
Stock Options and Restricted Stock Units Grants
Subsequent to December 31, 2021, the Company’s board of directors granted to employees and directors 6,258,686 restricted stock units and 366,013 stock options to purchase the equivalent number of shares of Class A common stock that vest upon satisfaction of service conditions, and a performance stock award that provides for the issuance of up to 125,732 shares of Class A common stock that vest upon satisfaction of performance conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting discussed below.
Management's Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting
Other than as described below regarding changes to our internal control over financial reporting to remediate the material weakness identified below, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts on Previously Identified Material Weakness
In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness occurred in connection with our acquisition of Title365, and was related to the accounting for the Company’s business combination, including a lack of sufficient precision in the performance of reviews supporting the prospective financial information used in the customer relationship intangible asset valuation and a lack of adequate documentation to provide evidence of operating effectiveness of an associated management review control.

We are focused on designing and implementing effective internal controls over financial reporting that will operate in a manner necessary to satisfy the accounting and financial reporting requirements of a public company. In order to remediate the material weakness, we have taken and plan to take the following actions:
•the hiring and continued hiring of additional finance and accounting resources with public company experience; and
•implementation of additional management review controls and procedures that will challenge the inputs into the projected financial information and thoroughly vet the assumptions in the financial models.

These actions and planned actions are subject to ongoing evaluation by management and will require testing and validation of design and operating effectiveness of internal controls over financial reporting over future periods. We are committed to the continuous improvement of our internal control environment and will continue to review our internal controls over financial reporting.

Neither we nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. In light of the material weakness that was previously identified as a result of the limited procedures performed, we believe that it is possible that, had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified.

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
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
PART IV
ITEM 15. EXHIBITS
The following documents are filed as a part of this Annual Report on Form 10-K:

(a) Financial Statements
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
(b) Financial Statement Schedules
All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.
(c) Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference, in each case as indicated below.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Stock Purchase Agreement among the registrant, Title365 Holding Co., Xome Holdings LLC and, for the purposes of certain sections of the agreement, Mr. Cooper Group Inc., dated as of March 12, 2021.	S-1	333-257223	2.1	June 21, 2021
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-40599	3.1	August 24, 2021
3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-40599	3.1	August 24, 2021
4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-257223	4.1	July 6, 2021
4.2	Amended and Restated Investors’ Rights Agreement, among the registrant and certain holders of its capital stock, dated as of January 11, 2021.	S-1/A	333-257223	4.2	July 6, 2021
4.3	Warrant to Purchase Class A Common Stock between the registrant, OR Lending LLC, OR Tech Lending LLC, and OR BL LLC., dated as of July 2, 2021.	10-Q	001-40599	4.4	August 24, 2021
4.4*	Description of Capital Stock.
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1/A	333-257223	10.1	July 6, 2021
10.2+*	Blend Labs, Inc. 2021 Equity Incentive Plan and related form agreements.
10.3+	Blend Labs, Inc. 2012 Stock Plan and related form agreements.	S-1	333-257223	10.3	June 21, 2021
10.4+	Executive 2020 Bonus Plan.	S-1	333-257223	10.4	June 21, 2021
10.5+	Executive Incentive Compensation Plan.	S-1	333-257223	10.5	June 21, 2021
10.6+	Form of Change in Control Severance Agreement.	S-1/A	333-257223	10.6	July 6, 2021
10.7+	Outside Director Compensation Policy.	S-1	333-257223	10.7	June 21, 2021
10.8+	Confirmatory Employment Letter between the registrant and Nima Ghamsari, dated as of July 1, 2021.	S-1/A	333-257223	10.8	July 6, 2021
10.9+	Confirmatory Employment Letter between the registrant and Timothy J. Mayopoulos, dated as of July 1, 2021.	S-1/A	333-257223	10.9	July 6, 2021
10.10+	Confirmatory Employment Letter between the registrant and Crystal Sumner, dated as of June 29, 2021.	S-1/A	333-257223	10.10	July 6, 2021
10.11+	Confirmatory Employment Letter between the registrant and Marc Greenberg, dated as of June 29, 2021.	S-1/A	333-257223	10.11	July 6, 2021
10.12+	Blend Labs, Inc. Stand-Alone Stock Option Agreement between the registrant and Nima Ghamsari, effective as of March 30, 2021, as amended July 5, 2021.	10-Q	001-40599	10.12	August 24, 2021

10.13+	Form of Exchange Agreement between the registrant and Nima Ghamsari.	S-1/A	333-257223	10.15	July 6, 2021
10.14+	Form of Equity Exchange Agreement between the registrant and Nima Ghamsari.	S-1/A	333-257223	10.16	July 6, 2021
10.15	Credit Agreement between the registrant, the guarantors and lenders from time to time party thereto, and Owl Rock Technology Finance Corp., as administrative agent and collateral agent, dated as of June 30, 2021.	S-1/A	333-257223	10.18	July 6, 2021
10.16	Office Lease between the registrant and 500 Pine Street Company LLC, dated as of December 1, 2016.	S-1	333-257223	10.17	June 21, 2021
10.17+*	Confirmatory Employment Letter between the registrant and Ciara Burnham, dated as of December 7, 2021.
21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included in signature pages hereto).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_____________

* Filed herewith.

+ Indicates management contract or compensatory plan or arrangement.

† The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
ITEM 16. FORM 10–K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLEND LABS, INC.

Date: March 31, 2022	By:	/s/ Nima Ghamsari
	Name:	Nima Ghamsari
	Title:	Head of Blend
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nima Ghamsari, Timothy J. Mayopoulos, Marc Greenberg, and Crystal Sumner, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nima Ghamsari	Chief Executive Officer and Chair	March 31, 2022
Nima Ghamsari	(Principal Executive Officer)

/s/ Marc Greenberg	Head of Finance	March 31, 2022
Marc Greenberg	(Principal Financial Officer)

/s/ Jonathan Chan	Controller	March 31, 2022
Jonathan Chan	(Principal Accounting Officer)

/s/ Timothy J. Mayopoulos	President and Director	March 31, 2022
Timothy J. Mayopoulos

/s/ Ciara Burnham	Director	March 31, 2022
Ciara Burnham

/s/ Gerald C. Chen	Director	March 31, 2022
Gerald C. Chen

/s/ Erin James Collard	Director	March 31, 2022
Erin James Collard

/s/ Roger W. Ferguson	Director	March 31, 2022
Roger W. Ferguson

/s/ Ann Mather	Director	March 31, 2022
Ann Mather