Form 10-Q
period 2022-03-31
Blend Labs, Inc.
filed 2022-05-13
CIK 1855747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 6, 2022, there were 219,974,986 shares of the registrant's Class A common stock outstanding, 12,633,331 shares of the registrant's Class B common stock outstanding, and no shares of the registrant's Class C common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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
•our ability to develop new products, services, and features and bring them to market in a timely manner;
•our ability to make enhancements to our current products;
•our ability to compete with existing and new competitors in existing and new markets and offerings;
•our ability to successfully acquire and integrate companies and assets, including our ability to integrate Title365 with our operations and our software-enabled platform;
•our expectations regarding the migration of the Title365 legacy business to our software-enabled platform;
•our ability to maintain the security and availability of our platform;
•our expectations regarding the effects of existing and developing laws and regulations, including with respect to taxation, privacy, information security, and data protection;
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
•changes in economic conditions, especially those affecting the levels of real estate and mortgage activity, such as mortgage interest rates, credit availability, real estate prices, inflation, and consumer confidence; and
•the impact of the ongoing COVID-19 pandemic, or a similar public health threat, and the effects of the current war in Ukraine and related sanctions, on global markets, general economic conditions in the United States and abroad, and our business and operations.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blend Labs, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$167,666	$213,082
Marketable securities	331,714	334,147
Trade and other receivables, net of allowance for credit losses of $1,669 and $1,371, respectively	33,621	34,076
Prepaid expenses and other current assets	27,825	31,713
Total current assets	560,826	613,018
Property and equipment, net	5,895	6,155
Operating lease right-of-use assets	14,245	14,713
Intangible assets, net	168,935	173,008
Goodwill	287,228	287,228
Deferred contract costs	3,326	4,178
Restricted cash, non-current	5,358	5,358
Other non-current assets	8,617	8,828
Total assets	$1,054,430	$1,112,486
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,116	$6,160
Deferred revenue	14,172	8,068
Accrued compensation	13,489	18,140
Other current liabilities	24,264	27,662
Total current liabilities	54,041	60,030
Operating lease liabilities, non-current	13,684	14,607
Other non-current liabilities	8,127	13,415
Debt, non-current, net	214,527	213,843
Total liabilities	290,379	301,895
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	37,077	35,949
Stockholders’ equity:
Preferred stock, $0.00001 par value: 200,000 shares authorized and no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A, Class B and Class C Common Stock, $0.00001 par value: 3,000,000 (Class A 1,800,000, Class B 600,000, Class C 600,000) shares authorized; 232,400 (Class A 219,767, Class B 12,633, Class C 0) and 230,324 (Class A 217,691, Class B 12,633, Class C 0) shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	1,244,466	1,218,213
Accumulated other comprehensive loss	(2,625)	(808)
Accumulated deficit	(514,869)	(442,765)
Total stockholders’ equity	726,974	774,642
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,054,430	$1,112,486
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$71,524	$31,875
Cost of revenue	42,655	10,860
Gross profit	28,869	21,015
Operating expenses:
Research and development	35,106	17,074
Sales and marketing	22,341	15,865
General and administrative	37,102	15,283
Amortization of acquired intangible assets	4,068	—
Total operating expenses	98,617	48,222
Loss from operations	(69,748)	(27,207)
Interest expense	(5,558)	—
Other income (expense), net	91	150
Loss before income taxes	(75,215)	(27,057)
Income tax benefit (expense)	2,797	(10)
Net loss	(72,418)	(27,067)
Less: Net loss attributable to noncontrolling interest	314	—
Net loss attributable to Blend Labs, Inc.	(72,104)	(27,067)
Less: Accretion of redeemable noncontrolling interest to redemption value	(1,442)	—
Net loss attributable to Blend Labs, Inc. common stockholders	$(73,546)	$(27,067)

Net loss per share attributable to Blend Labs, Inc. common stockholders:
Basic and diluted	$(0.32)	$(0.60)
Weighted average shares used in calculating net loss per share:
Basic and diluted	230,329	45,090

Comprehensive loss:
Net loss	$(72,418)	$(27,067)
Unrealized (loss) gain on marketable securities	(1,845)	15
Foreign currency translation gain	28	—
Comprehensive loss	(74,235)	(27,052)
Less: Comprehensive loss attributable to noncontrolling interest	314	—
Comprehensive loss attributable to Blend Labs, Inc.	$(73,921)	$(27,052)
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2022
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

		Shares	Amount
Balances as of December 31, 2021	$35,949	230,324	$2	$1,218,213	$(808)	$(442,765)	$774,642
Issuance of common stock upon exercise of stock options, net of repurchases	—	1,553	—	1,740	—	—	1,740
Vesting of early exercised stock options	—	—	—	1,913	—	—	1,913
Vesting of restricted stock units	—	523	—	—	—	—	—
Stock-based compensation	—	—	—	24,312	—	—	24,312
Unrealized loss on investments in marketable securities	—	—	—	—	(1,845)	—	(1,845)
Foreign currency translation gain	—	—	—	—	28	—	28
Accretion of redeemable noncontrolling interest to redemption value	1,442	—	—	(1,442)	—	—	(1,442)
Other	—	—	—	(270)	—	—	(270)
Net loss	(314)	—	—	—	—	(72,104)	(72,104)
Balances as of March 31, 2022	$37,077	232,400	$2	$1,244,466	$(2,625)	$(514,869)	$726,974
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2021
	Founders Preferred and Convertible Preferred		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
Balances as of December 31, 2020	122,379	$385,225	47,948	$1	$50,968	$(5)	$(272,852)	163,337
Issuance of Series G Convertible Preferred Stock, net of issuance costs of $299	22,419	309,701	—	—	—	—	—	309,701
Exercise of Convertible Preferred Stock warrants	2,075	8,014	—	—	—	—	—	8,014
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	4,773	—	4,172	—	—	4,172
Vesting of early exercised stock options	—	—	—	—	157	—	—	157
Vesting of performance-based Convertible Preferred Stock warrants	—	—	—	—	118	—	—	118
Stock-based compensation	—	—	—	—	4,016	—	—	4,016
Other comprehensive income	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	(27,067)	(27,067)
Balances as of March 31, 2021	146,873	$702,940	52,721	$1	$59,431	$10	$(299,919)	$462,463
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(72,418)	$(27,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	24,312	4,016
Depreciation and amortization	4,601	823
Amortization of deferred contract costs	1,244	1,319
Amortization of debt discount and issuance costs	709	—
Amortization of operating lease right-of-use assets	785	593
Release of valuation allowance and change in deferred taxes	(2,864)	—
Other	1,049	481
Changes in operating assets and liabilities:
Trade and other receivables	409	133
Prepaid expenses and other assets, current and non-current	2,830	(3,728)
Deferred contract costs, non-current	852	858
Accounts payable	(4,314)	509
Deferred revenue	6,104	777
Accrued compensation	(4,651)	(1,804)
Operating lease liabilities	(958)	(665)
Other liabilities, current and non-current	(3,532)	3,361
Net cash used in operating activities	(45,842)	(20,394)
Investing activities
Purchases of marketable securities	(30,450)	(25,400)
Maturities of marketable securities	30,035	34,850
Purchases of property and equipment	(268)	(302)
Purchase of other investment	—	(3,000)
Net cash (used in) provided by investing activities	(683)	6,148
Financing activities
Proceeds from exercises of stock options, including early exercises, net of repurchases	1,202	5,750
Proceeds from issuance of Convertible Preferred Stock, net of issuance costs	—	309,701
Payment of initial public offering costs	(121)	(158)
Proceeds from exercises of Convertible Preferred Stock warrants	—	10,172
Net cash provided by financing activities	1,081	325,465
Effect of exchange rates on cash, cash equivalents, and restricted cash	28	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	(45,416)	311,219
Cash, cash equivalents, and restricted cash at beginning of period	218,440	46,288
Cash, cash equivalents, and restricted cash at end of period	$173,024	$357,507
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$167,666	$352,311
Restricted cash	5,358	5,196
Total cash, cash equivalents, and restricted cash	$173,024	$357,507
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11	$25
Cash paid for interest	$4,944	$—
Supplemental disclosure of non-cash investing and financing activities:
Vesting of early exercised stock options	$1,913	$157
Right-of-use assets obtained in exchange for lease obligations	$317	$—
Accretion of redeemable noncontrolling interest to redemption value	$1,442	$—
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

On June 30, 2021, the Company acquired a 90.1% interest in Title365, an underwritten title insurance agency engaged in selling title insurance policies and escrow services throughout the United States. Integrating Title365 with the Company’s software platform enables financial services firms to automate title commitments and streamline communication with consumers and settlement teams, enabling the customers to accelerate the title, settlement, and closing process at scale for mortgages, home equity lines of credit, and home equity loans.
Basis of Presentation, Principles of Consolidation, and Use of Estimates
The accompanying unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021, the unaudited condensed consolidated statements of redeemable noncontrolling interest and stockholders’ equity for the three months ended March 31, 2022 and 2021, and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 reflect all adjustments that are of a normal, recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted that would ordinarily be required under U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. Actual results may differ from those estimates. Such estimates include, but are not limited to, estimates of variable consideration, estimates of standalone selling prices of performance obligations in customer contracts with multiple performance obligations, evaluation of contingencies, evaluation of collectability of accounts receivable, determination of reserves for title and escrow losses, determination of period of benefit for deferred contract costs, determination of the incremental borrowing rates used in calculations of lease liabilities, determination of fair value of stock-based compensation, determination of fair value of warrants, valuation of deferred tax assets, valuation of acquired intangible assets, valuation of the redeemable noncontrolling interest, determination of useful lives of tangible and intangible assets, and assessment of impairment of goodwill and intangible assets.
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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
No Preemptive or Similar Rights
The Company’s common stock is not entitled to preemptive rights and is not subject to conversion, redemption, or sinking fund provisions.
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
Preferred Stock
The Company’s board of directors has the authority to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences, and rights of the shares of each series and any of its qualifications, limitations, or restrictions, in each case without further vote or action by the Company’s stockholders.
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
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to these policies during the three months ended March 31, 2022.
Cash and Cash Equivalents
The Company places its cash with high credit quality and federally insured institutions. Cash with any one institution may be in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes the exposure to credit risk is not significant. The Company considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents. As of March 31, 2022 and December 31, 2021, cash and cash equivalents consisted of cash, money market accounts, and highly liquid investments. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair value due to the short-term nature of the maturities.
Restricted Cash
The Company has classified cash that is not available for use in its operations as restricted cash. Restricted cash consists primarily of collateral for letters of credit related to security deposits for the Company’s office facility lease arrangements. As of both March 31, 2022 and December 31, 2021, the Company had restricted cash of $5.4 million, all of which was classified as non-current.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Escrow or Trust Funds
The Company administers escrow and trust deposits held at third-party financial institutions representing funds received under real estate contracts, escrowed funds received under escrow agreements, and undisbursed amounts received for settlement of mortgage and home equity loans. Cash held by the Company for these purposes was approximately $21.1 million, net of outstanding checks in transit of $56.4 million as of March 31, 2022. Cash held by the Company for these purposes was approximately $27.0 million, net of outstanding checks in transit of $56.2 million as of December 31, 2021. These funds are not considered assets of the Company and, therefore, are not included in the accompanying unaudited condensed consolidated balance sheets; however, the Company remains contingently liable for the disposition of these funds on behalf of its customers.
Trade and Other Receivables and Credit Loss Reserves
The Company reports trade and other receivables net of the allowance for credit losses, in accordance with Accounting Standards Codification (“ASC”) 326, Financial Instruments—Credit Losses. ASC 326 requires an entity to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The Company’s estimate of expected credit losses is determined based on expected lifetime loss rates calculated from historical data and adjusted for the impact of current and future conditions, such as the age of outstanding receivables, historical payment patterns, any known or expected changes to the customers’ ability to fulfill their payment obligations, or assessment of broader economic conditions that may impact the customers’ ability to pay the outstanding balances. As of March 31, 2022, the reserve for expected credit losses was $1.7 million. The provision for expected credit losses was $0.3 million for the three months ended March 31, 2022. The uncollectible portion of the receivables written off against reserve for expected credit losses was not material for the three months ended March 31, 2022. As of December 31, 2021, the reserve for expected credit losses was $1.4 million.
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

Title365 has agreements with insurance underwriters authorizing the Company to issue title insurance policies on behalf of the insurance underwriters. During the three months ended March 31, 2022, the policies were underwritten by two title insurance companies, which accounted for approximately 62% and 38%, respectively, of title policy fees earned during the period.

The following customers, which generate revenue in both Blend Platform and Title365 segments, comprised 10% or more of the Company’s revenue for the following periods.

	Three Months Ended March 31,
Customer	2022	2021
A	N/A1	13%
B	36%	N/A1
(1) revenue from this customer did not exceed 10% for the period presented

The following customers comprised 10% or more of the Company’s trade and unbilled receivables:

Customer	March 31, 2022	December 31, 2021
A	10%	N/A1
B	31%	29%
(1) trade and unbilled receivable balance from this customer did not exceed 10% as of the date presented

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Cloud Computing Arrangements
The Company capitalizes certain implementation costs incurred under cloud computing arrangements that are service contracts. Capitalized costs incurred during the application development stage related to the implementation of the hosting arrangements were $1.1 million as of March 31, 2022, of which $0.7 million is presented within prepaid expenses and other current assets, and $0.4 million is presented within other non-current assets on the unaudited condensed consolidated balance sheets. Capitalized costs incurred during the application development stage related to the implementation of the hosting arrangements were $0.7 million as of December 31, 2021, of which $0.3 million is presented within prepaid expenses and other current assets, and $0.4 million is presented within other non-current assets on the unaudited condensed consolidated balance sheets. Amortization of capitalized implementation costs is recognized on a straight-line basis over the term of the associated hosting arrangement when it is ready for its intended use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.
Title and Escrow Loss Reserve
In the Title365 segment, the Company performs title insurance services and issues a title insurance policy as an agent for a third-party title insurance underwriter. The Company pays part of the title insurance policy fee charged to its customers to the third-party title insurance underwriter as compensation for accepting the risk associated with issuing the title policy. The Company may incur a loss if it does not follow the guidelines outlined in the agency agreements, and in the state of California, the Company is obligated to reimburse the insurance company for up to the first $5,000 in losses related to a claim on a policy issued through Title365. Reserves for estimated future losses on policies issued are established at the time the title insurance revenue is recognized in accordance with ASC 450, Contingencies, and are based on claim loss history, industry trends, legal environment, geographic considerations, and the type of title insurance policies written. As of March 31, 2022 and December 31, 2021, title and escrow loss reserves were $1.6 million, of which $0.2 million is presented within other current liabilities and $1.4 million is presented within other non-current liabilities on the unaudited condensed consolidated balance sheets.
Redeemable Noncontrolling Interest
The Company’s 90.1% ownership of Title365 results in recognition of 9.9% noncontrolling interest, which represents the minority stockholder’s share of the net income and equity in Title365. The Title365 stockholders agreement includes a provision whereby the Company has a call option to purchase the 9.9% noncontrolling interest at a purchase price equal to the greater of (1) $49.5 million plus an amount of interest calculated using an interest rate of 5.0% per annum compounding annually; or (2) 4.4 multiplied by the trailing 12-month EBITDA multiplied by the noncontrolling interest ownership percentage (the “Title365 Call Option”). The Title365 Call Option is exercisable beginning 2 years following the acquisition closing date. The noncontrolling interest holder also holds an option to compel the Company to purchase the remaining 9.9% noncontrolling interest at a price calculated in the same manner as the Title365 Call Option (the “Title365 Put Option”). The Title365 Put Option is exercisable beginning 5 years following the acquisition closing date. Neither the Title365 Call Option nor the Title365 Put Option have an expiration date. As the Title365 Put Option is not solely within the Company’s control, the Company classified this interest as redeemable noncontrolling interest (“RNCI”) within the mezzanine equity section of the unaudited condensed consolidated balance sheets. The RNCI is accreted to the redemption value under the interest method from the acquisition date through the date the Title365 Put Option becomes exercisable. At each balance sheet date, the RNCI is reported at the greater of the initial carrying amount adjusted for the RNCI's share of earnings or losses and other comprehensive income or loss, or its accreted redemption value. The changes in the redemption amount are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. For each reporting period, the entire periodic change in the redemption amount is reflected in the computation of net loss per share under the two-class method as being akin to a dividend. As of March 31, 2022, the redemption amount of the Title365 Put Option as if it was currently redeemable was $51.4 million.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Recently Issued Accounting Standards Not Yet Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform (Topic 848), with amendments in 2021. This update provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

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
3. Revenue Recognition and Contract Costs
Disaggregation of Revenue
The following table provides information about disaggregated revenue by service offering:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Blend Platform revenue:
Mortgage Banking	$24,484	$26,435
Consumer Banking and Marketplace	7,187	4,648
Professional Services	1,122	792
Total Blend Platform revenue	32,793	31,875
Title365 revenue	38,731	—
Total revenue	$71,524	$31,875

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Mortgage Banking revenue represents revenue related to mortgage transactions processed through the Company’s software platform. Consumer Banking and Marketplace revenue represents revenue related to the Company’s integrated software solutions outside of mortgage banking transactions, such as consumer banking revenue (home equity, personal loans, deposit accounts, and all other consumer banking products), ancillary product revenue (income verification and close products), and marketplace revenue (title, insurance, and realty products). Professional Services revenue represents revenue related to the deployment of the Company’s software platform and consulting services. Title365 revenue represents revenue related to title, escrow and other closing and settlement services provided by the Title365 segment.
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

Contract Accounts	Balance Sheet Line Reference	As of March 31, 2022	As of December 31, 2021
		(In thousands)
Contract assets—current	Prepaid expenses and other current assets	$2,559	$5,359
Contract liabilities—current	Deferred revenue, current	$(14,172)	$(8,068)

There were no long-term contract assets or deferred revenue as of March 31, 2022 and December 31, 2021.

During the three months ended March 31, 2022 and 2021, the Company recognized $4.4 million and $6.9 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods.

During the three months ended March 31, 2022, revenue from performance obligations satisfied in previous periods was not material. During the three months ended March 31, 2021, the Company recognized approximately $5.6 million of revenue from performance obligations satisfied in previous periods. The revenue recognized from performance obligations satisfied in the prior periods primarily related to changes in the transaction price, including changes in the estimate of variable consideration.
Remaining Performance Obligations
As of March 31, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations was $64.6 million. These remaining performance obligations do not include estimates of variable consideration associated with usage-based contracts with termination rights and professional services. The expected timing of recognizing revenue for the transaction price allocated to the remaining performance obligations as of March 31, 2022 was as follows:

(In thousands)
Within one year	$36,733
More than one year	27,851
Total transaction price allocated to the remaining performance obligations	$64,584
Deferred Contract Costs
As of March 31, 2022 and December 31, 2021, total unamortized deferred contract costs were $7.5 million and $8.7 million, respectively, of which $4.2 million and $4.5 million was recorded within prepaid expenses and other current assets and $3.3 million and $4.2 million was recorded within deferred contract costs, non-current, on the unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.

The amortization of deferred contract costs was $1.2 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively, and is included in sales and marketing expense in the accompanying unaudited condensed consolidated statements of operations.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Investments in Marketable Securities and Fair Value Measurements
The carrying amount, unrealized gain and loss, and fair value of investments in marketable securities by major security type were as follows:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$2,572	$—	$—	$2,572	Level 1
Commercial paper	2,898	—	—	2,898	Level 2
Total cash equivalents	5,470	—	—	5,470
Marketable securities:
U.S. treasury and agency securities	270,719	—	(2,506)	268,213	Level 2
Commercial paper	26,026	1	(12)	26,015	Level 2
Debt securities	32,612	—	(126)	32,486	Level 2
Certificates of deposit	5,000	—	—	5,000	Level 2
Total marketable securities	334,357	1	(2,644)	331,714
Restricted cash, non-current:
Certificates of deposit	335	—	—	335	Level 2
Total	$340,162	$1	$(2,644)	$337,519

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$2,357	$—	$—	$2,357	Level 1
Commercial paper	2,150	—	—	2,150	Level 2
Total cash equivalents	4,507	—	—	4,507
Marketable securities:
U.S. treasury and agency securities	269,393	—	(745)	268,648	Level 2
Commercial paper	27,187	—	(7)	27,180	Level 2
Debt securities	33,366	—	(47)	33,319	Level 2
Certificates of deposit	5,000	—	—	5,000	Level 2
Total marketable securities	334,946	—	(799)	334,147
Restricted cash, non-current:
Certificates of deposit	335	—	—	335	Level 2
Total	$339,788	$—	$(799)	$338,989

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

The fair value of the Company’s marketable securities classified as Level 2 of the fair value hierarchy is based on quoted market prices for similar instruments.

The following table summarizes the stated maturities of the Company’s marketable securities:

	March 31, 2022	December 31, 2021
	(In thousands)
Due within one year	$331,714	$202,895
Due after one year through two years	—	131,252
Total marketable securities	$331,714	$334,147

The Company evaluates marketable securities in unrealized loss position to determine whether the impairment is due to credit-related factors or other factors. The Company considers the extent to which the fair value is less than cost, the financial condition and near-term prospects of the security issuer, and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

The Company does not have an intent to sell any of these securities prior to maturity and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date. Accordingly, as of March 31, 2022, the Company believes that the unrealized losses are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no impairment losses have been recognized in the Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, the number of investment positions that are in an unrealized loss position were 65 and 57, respectively. As of March 31, 2022 and December 31, 2021, the Company had no securities that have been in a continuous unrealized loss position for twelve months or greater. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

Accrued interest receivable related to marketable securities was $1.0 million and $1.2 million, as of March 31, 2022 and December 31, 2021, respectively, and is presented within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. The Company does not measure an allowance for credit losses on accrued interest receivable and recognizes interest receivable write offs as a reversal of interest income. No accrued interest was written off during the three months ended March 31, 2022 and 2021.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Goodwill and Intangible Assets
Goodwill
There have been no changes in the carrying amount of goodwill for the three months ended March 31, 2022.
Intangible Assets
Intangible assets consisted of the following:

	March 31, 2022
	Weighted Average Remaining Amortization	Gross Amount	Accumulated Amortization	Net Book Value
	(In Years)	(In thousands)
Intangible assets subject to amortization:
Acquired customer relationships	10.3	$179,000	$(12,205)	$166,795
Internally developed software	—	11,391	(11,391)	—
Domain name	9.3	210	(70)	140
Total finite-lived intangible assets, net	10.2	190,601	(23,666)	166,935
Indefinite-lived intangible assets:
Acquired licenses		2,000	—	2,000
Total intangible assets, net		$192,601	$(23,666)	$168,935

	December 31, 2021
	Weighted Average Remaining Amortization	Gross Amount	Accumulated Amortization	Net Book Value
	(In Years)	(In thousands)
Intangible assets subject to amortization:
Acquired customer relationships	10.5	$179,000	$(8,136)	$170,864
Internally developed software	—	11,391	(11,391)	—
Domain name	9.5	210	(66)	144
Total finite-lived intangible assets, net	10.5	190,601	(19,593)	171,008
Indefinite-lived intangible assets:
Acquired licenses		2,000	—	2,000
Total intangible assets, net		$192,601	$(19,593)	$173,008

Amortization of intangible assets for the three months ended March 31, 2022 and 2021 was $4.1 million and $0.5 million, respectively.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Total future amortization expense as of March 31, 2022 was as follows:

(In thousands)
Remainder of 2022	$12,216
2023	16,289
2024	16,289
2025	16,289
2026	16,289
Thereafter	89,563
Total future amortization expense	$166,935
6. Significant Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
Contract assets	$2,559	$5,359
Deferred contract costs	4,229	4,564
Prepaid insurance	3,551	6,521
Prepaid other	8,601	7,743
Recording fee advances	4,651	4,243
Other current assets	4,234	3,283
Total prepaid expenses and other current assets	$27,825	$31,713

Recording fee advances represent amounts advanced on behalf of customers in the Title365 segment associated with the recording of mortgage documents. These amounts are primarily recouped within 30 days from funds in the escrow accounts the Company administers.
Property and Equipment, Net
Property and equipment, net, consisted of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
Computer and software	$4,413	$4,287
Furniture and fixtures	1,542	1,559
Leasehold improvements	5,068	4,940
Total property and equipment, gross	11,023	10,786
Accumulated depreciation and amortization	(5,128)	(4,631)
Total property and equipment, net	$5,895	$6,155

Depreciation expense for the three months ended March 31, 2022 and 2021 was $0.5 million and $0.3 million, respectively.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Investments in Non-Marketable Equity Securities
In September 2021, the Company made a $2.5 million equity investment in a privately-held company in exchange for 103,611 shares of Series Growth 1a Preferred Stock. This investment in the equity securities without readily determinable fair value was initially recorded at cost. Subsequently, this investment is measured at cost, less impairment, if any, plus or minus observable price changes in orderly transactions of an identical or similar investment of the same issuer. There were no impairments or adjustments for observable price changes for the three months ended March 31, 2022. This investment is presented within other non-current assets on the unaudited condensed consolidated balance sheets.
Other Current Liabilities
Other current liabilities consisted of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
Accrued expenses	$5,615	$5,798
Accrued interest	3,222	3,397
Accrued professional fees	4,402	3,085
Accrued connectivity fees	3,800	4,753
Operating lease liabilities, current portion	4,138	3,856
Payable to Title365 noncontrolling interest holder under transition services agreement	2,201	5,549
Other	886	1,224
Total other current liabilities	$24,264	$27,662

Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
Deferred tax liabilities	$—	$2,864
Early exercise liabilities	4,547	6,998
Payroll tax liabilities	1,513	1,457
Other liabilities	2,067	2,096
Total other long-term liabilities	$8,127	$13,415

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. Leases
The Company leases its facilities under non-cancelable operating leases with various expiration dates. Leases may contain escalating payments. Restricted cash that is not available for use in operations consists of collateral for standby letters of credit related to the Company’s office lease facilities. Restricted cash balances related to lease obligations as of March 31, 2022 and December 31, 2021 were $5.0 million.

The Company’s total operating lease costs were $1.8 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively. The Company’s total operating lease costs include variable costs in the amount of $0.5 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively. Variable lease costs are primarily comprised of maintenance costs and are determined based on the actual costs incurred during the period. Variable lease payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.

As of March 31, 2022 and December 31, 2021, the weighted average remaining operating lease term was 4.0 years and 4.3 years, respectively. The weighted average discount rate used to estimate operating lease liabilities for leases that existed as of March 31, 2022 and December 31, 2021 was 7.4% and 7.3%, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $1.3 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, maturities of operating lease liabilities were as follows:

(In thousands)
Remainder of 2022	$3,652
2023	5,525
2024	5,249
2025	3,744
2026	1,048
Thereafter	1,605
Total lease payments	20,823
Less: imputed interest	(3,001)
Total operating lease liabilities	$17,822
8. Commitments and Contingencies
Contingencies
From time to time and in the normal course of business, the Company may be subject to various legal matters, such as threatened or pending claims or proceedings. There were no such material matters as of March 31, 2022 or December 31, 2021.

Warranties, Indemnifications, and Contingent Obligations
The Company’s platform, products, and services are generally warranted to perform substantially as described in the associated documentation and to satisfy defined levels of uptime reliability. The service-level agreements that provide for defined levels of uptime reliability and performance permit the customers to receive credits or to terminate their agreements in the event that the Company fails to meet those levels. To date, the Company has not experienced any significant failures to meet defined levels of reliability and performance as a result of those agreements and historically the Company has not incurred any material costs associated with warranties. Accordingly, the Company has not accrued any liabilities related to these agreements in the unaudited condensed consolidated financial statements.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company enters into indemnification provisions under (i) its agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers, and landlords and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2022 or December 31, 2021.

The Company has agreed to indemnify its officers and directors to the fullest extent permitted by its amended and restated bylaws and the General Corporation Law of the State of Delaware for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The coverage applies only to acts that occurred during the tenure of the officer or director and has an unlimited term. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2022 or December 31, 2021.
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

The total purchase consideration was $417.7 million, of which $416.8 million was cash consideration. The preliminary purchase price allocation is as follows:

June 30, 2021
Preliminary identifiable assets acquired and liabilities assumed	(In thousands)
Cash and cash equivalents	$16,500
Trade and other receivables	13,848
Prepaid expenses and other current assets	7,906
Property and equipment, net	1,048
Operating lease right-of-use assets	3,520
Intangible assets	181,000
Restricted cash, non-current	335
Accounts payable	(1,165)
Accrued compensation	(3,492)
Other current liabilities	(10,911)
Operating lease liabilities, non-current	(1,963)
Other long-term liabilities	(42,403)
Net identifiable assets	164,223
Redeemable noncontrolling interest	(33,748)
Goodwill	287,228
Total purchase consideration	$417,703

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2021
Fair value of consideration transferred	(In thousands)
Cash consideration	$416,848
Fair value of replacement share-based payment awards	855
Total purchase consideration	$417,703

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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Title365 revenue for three months ended March 31, 2022 was approximately $38.7 million, and Title365 net loss was approximately $3.2 million.
Unaudited Pro Forma Financial Information
The following unaudited pro forma information gives effect to the acquisition of Title365 as if it had been completed on January 1, 2021 (the beginning of the comparable prior reporting period). The pro forma financial information presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2021, nor does it attempt to represent the results of future operations of the combined entities under the ownership and operation of the Company. The pro forma results of operations also do not include any cost savings or other synergies that may result from this business combination or any estimated costs that have been or will be incurred by the Company to integrate the acquired assets. These pro forma results are based on estimates and assumptions, and include the business combination accounting effects resulting from the transaction, including the amortization charges from acquired intangible assets, employee retention costs, interest expense associated with the credit facility proceeds, which were utilized to partially fund the payment of the purchase consideration, and other purchase accounting adjustments and the related tax effects as though the Company and Title365 were combined as of the beginning of January 1, 2021.

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Revenues(1)	$71,524	$99,662
Net loss	$(71,627)	$(19,109)
Net (loss) income attributable to redeemable noncontrolling interest	$(220)	$1,147
Net loss attributable to Blend Labs, Inc.	$(71,407)	$(20,256)
(1) As part of the Company’s evaluation of Title365 accounting policies post-acquisition, Title365 revenue was adjusted to be presented net of insurance premiums paid to the underwriters, in accordance with Principal vs. Agent considerations included in ASC 606, Revenue Recognition.
10. Debt Financing
Debt consisted of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
Term Loan - principal	$225,000	$225,000
Term Loan - exit fee	4,500	4,500
Less: unamortized debt discounts and issuance costs	(14,973)	(15,657)
Total debt	$214,527	$213,843

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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Term Loan was fully drawn at closing to provide, in part, the cash consideration paid in connection with the acquisition of Title365. The Term Loan was funded and the cash consideration was transferred on July 1, 2021. The Revolving Facility remained available and undrawn as of March 31, 2022.

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

The Company incurred approximately $5.7 million of debt issuance costs in connection with the Term Loan, which have been deferred, and the remaining unamortized portion of these costs is presented as a reduction of long-term debt. Debt issuance costs related to the Revolving Facility amounted to $0.5 million, and the remaining unamortized portion of these costs is presented within other current assets on the unaudited condensed consolidated balance sheets.

In connection with the Credit Agreement, the Company issued a Series G preferred stock warrant to purchase 598,431 shares of Class A common stock at an exercise price per share of $13.827822. The terms of the warrant agreement provide the holder with an option to net settle if the fair value of Class A common stock is greater than the exercise price. The net shares to be issued in a cashless exercise are based on the fair value of the Company’s Class A common stock at the time the warrant is exercised. As of March 31, 2022, the warrant has not been exercised. The warrant will expire 10 years from the issue date. The proceeds from the issuance of debt were allocated between the Term Loan and the warrant based on their relative fair values, resulting in a debt discount of approximately $6.8 million for the amount allocated to the warrant and accounted for as paid-in capital.

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

Including the impact of the deferred debt issuance costs and the debt discounts resulting from the exit fee and the warrant, the effective interest rate on the Term Loan was approximately 10.20%. Debt issuance costs, debt discounts, and the Revolving Facility issuance costs are being amortized as interest expense over the term of the Credit Agreement.

The fair value of the Term Loan was approximately $221.1 million and $220.5 million as of March 31, 2022 and December 31, 2021, respectively, and is classified as Level 2 in the fair value hierarchy. The fair value of the Term Loan was measured by applying the income approach, which discounts the future contractual cash flows using a current risk-adjusted rate available to borrowers with similar credit ratings.

The Term Loan and Revolving Facility will mature on June 30, 2026, and the full principal amount of each is due at maturity. No amortization payments are required with respect to either the Term Loan or the Revolving Facility.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The Credit Agreement contains certain customary affirmative and negative covenants, which, in the event of default, may require a mandatory prepayment of amounts due thereunder. The Credit Agreement also contains a minimum liquidity covenant. As of March 31, 2022, the Company was in compliance with these covenants.
11. Stock-Based Compensation
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

2021 Equity Incentive Plan
In July 2021, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective on July 14, 2021. The Company’s prior plan, 2012 Stock Option Plan (the “2012 Plan”), was terminated immediately prior to the effectiveness of the 2021 Plan with respect to the grant of future awards.

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

Subject to the adjustment provisions of and the automatic increase described in the 2021 Plan, a total of 23,000,000 shares of the Company’s Class A common stock were reserved for issuance pursuant to the 2021 Plan, plus 36,101,718 shares of the Company’s Class A common stock reserved for future issuance under the 2012 Plan. Subject to the adjustment provisions of the 2021 Plan, the number of shares available for issuance under the 2021 Plan will also include an annual increase on the first day of each fiscal year beginning on January 1, 2022, equal to the least of (a) 34,500,000 shares of Class A common stock, (b) 5% of the total number of shares of all classes of the Company’s common stock outstanding on the last day our immediately preceding fiscal year, or (c) such other amount as the Company’s board of directors (or its committee) may determine. Options granted under the 2021 Plan vest over periods ranging from one to four years.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of the stock option activity is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(In thousands)		(In years)	(In thousands)
Balance as of December 31, 2021	31,675	$5.81	8.01	$108,826
Granted	378	$7.98
Exercised	(1,654)	$0.90		$7,984
Cancelled and forfeited	(1,677)	$10.20
Balance as of March 31, 2022	28,722	$5.86	7.65	$67,456

Vested and exercisable as of March 31, 2022	11,491	$3.00	6.60	$40,385

The weighted average grant-date fair value of options granted during the three months ended March 31, 2022 and 2021 was $3.68 and $7.20 per share, respectively. The total fair value of options vested during the three months ended March 31, 2022 and 2021 was $9.0 million and $2.5 million, respectively.

The estimated grant date fair values of the employee stock options granted under the 2012 Plan and 2021 Plan were calculated using the Black-Scholes Merton Option pricing model, based on the following weighted average assumptions:

	Three Months Ended March 31,
	2022	2021
Expected term (years)	5.28	6.07
Expected volatility	49.82%	32.86%
Risk-free interest rate	1.82%	1.13%
Expected dividend yield	—	—

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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2022, the total unrecognized stock-based compensation expense for stock options issued under the 2012 Plan and the 2021 Plan was approximately $61.1 million, which is expected to be recognized over a weighted average period of 2.6 years.
Early Exercise of Common Stock Options
The Company’s board of directors has authorized certain stock option holders to exercise unvested options to purchase shares of Class A common stock. Shares received from such early exercises are subject to repurchase in the event of the optionee’s termination of service as a service provider (as defined in the 2012 Plan and the 2021 Plan), at the lower of the fair market value on the date of the repurchase or the original exercise price, until the options are fully vested.

As of March 31, 2022 and December 31, 2021, 1,187,869 and 1,819,558 shares of Class A common stock were subject to repurchase. As of March 31, 2022 and December 31, 2021, the cash proceeds received for unvested shares of Class A common stock presented within other long-term liabilities in the unaudited condensed consolidated balance sheets were $4.5 million and $7.0 million, respectively.
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted average grant date fair value per share
	(In thousands)
Balance as of December 31, 2021	2,589	$8.91
Granted	6,259	$8.35
Vested	(523)	$8.79
Cancelled and forfeited	(313)	$9.07
Balance as of March 31, 2022	8,012	$8.47

As of March 31, 2022, there was $58.4 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 0.8 year. RSUs granted under the 2021 Plan generally vest quarterly over a period of one year from the grant date.

The total fair value of RSUs vested during the three months ended March 31, 2022 was $4.7 million.
Performance Stock Award
In March 2022, the Company’s board of directors granted a performance stock award that provides for the issuance of up to 125,732 shares of Class A common stock that will vest in February 2023 upon satisfaction of a performance condition. As of March 31, 2022, the Company believes it is probable that the performance condition will be satisfied and estimates that 40,888 shares will vest. The expense recognized for the three months ended March 31, 2022 was not material.

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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

In July 2021, the first tranche of 1,954,289 shares of the Co-Founder and Head of Blend stock option award vested upon completion of the IPO. The total stock-based compensation expense recognized for this award for the three months ended March 31, 2022 was $4.8 million. No expense was recorded for the three months ended March 31, 2021 because the satisfaction of the IPO performance condition was not yet probable. The total unrecognized compensation expense related to the award for all tranches was $41.1 million as of March 31, 2022, which will be recognized over an estimated weighted average remaining period of 3.3 years.
Stock-Based Compensation Expense
The Company’s stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Cost of revenue	$493	$58
Research and development	9,866	1,386
Sales and marketing	2,523	1,373
General and administrative	11,430	1,199
Total	$24,312	$4,016
12. Income Taxes
The Company recorded a benefit for income taxes of $2.8 million for the three months ended March 31, 2022 consisting of a $2.9 million deferred tax benefit resulting from an adjustment to the valuation allowance and a current tax expense of $67 thousand consisting of state and foreign income taxes. The Company recorded a provision for income taxes of $10 thousand for the three months ended March 31, 2021, consisting primarily of U.S. state income taxes.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company reassessed the ability to realize deferred tax assets by considering the available positive and negative evidence. As of March 31, 2022, the Company concluded that its net deferred tax assets are not more-likely-than-not to be realized and maintained a full valuation allowance against such net deferred tax assets. Primarily as a result of changes in U.S. tax law requiring capitalization and amortization of research and development costs for tax purposes, the Company reduced its valuation allowance by $2.9 million resulting in a corresponding reduction in the net deferred tax liability as of March 31, 2022.

As of March 31, 2022, the Company files tax returns in the U.S. federal and various state jurisdictions. Due to the Company’s U.S. net operating loss carryforwards, its income tax returns generally remain subject to examination by federal and most state tax authorities. Beginning in 2022, the Company’s subsidiary files income taxes returns in India which are subject to examination by tax authorities in India.
13. Net Loss Per Share
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

	Three Months Ended March 31,
	2022		2021
	Class A Common	Class B Common	Class A Common	Class B Common
	(In thousands, except per share data)
Numerator:
Net loss attributable to Blend Labs, Inc.	$(68,149)	$(3,955)	$(18,039)	$(9,028)
Less: accretion of RNCI to redemption value	(1,363)	(79)	—	—
Net income (loss) attributable to Blend Labs, Inc common stockholders	$(69,512)	$(4,034)	$(18,039)	$(9,028)

Denominator:
Weighted average common stock outstanding, basic and diluted	217,696	12,633	30,051	15,039
Net loss per share attributable to Blend Labs, Inc.:
Basic and diluted	$(0.32)	$(0.32)	$(0.60)	$(0.60)

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following potential shares of common stock were excluded from the computation of diluted net earnings per share attributable to the Company for the periods presented because including them would have been antidilutive as the Company has reported net loss for each of the periods presented:

	As of March 31,
	2022	2021
	(In thousands)
Outstanding stock options	28,722	34,716
Early exercised options subject to repurchase	1,188	748
Options exercised via promissory note	—	4,000
Non-plan Co-Founder and Head of Blend options	26,057	26,057
Unvested restricted stock units	8,012	—
Unvested performance stock award	126	—
Common stock warrants	598	—
Convertible preferred stock warrants	—	1,270
Founders convertible preferred stock	—	692
Convertible preferred stock	—	146,181
Total antidilutive securities	64,703	213,664
14. Segment Information
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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table provides information about each reportable segment:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Segment revenue:
Blend Platform	$32,793	$31,875
Title365	38,731	—
Total revenue	$71,524	$31,875

Segment gross profit:
Blend Platform	$18,591	$21,015
Title365	10,278	—
Total gross profit	28,869	21,015

Operating expenses:
Research and development	35,106	17,074
Sales and marketing	22,341	15,865
General and administrative	37,102	15,283
Amortization of acquired intangible assets	4,068	—
Total operating expenses	98,617	48,222
Loss from operations	(69,748)	(27,207)
Interest expense	(5,558)	—
Other income (expense), net	91	150
Loss before income taxes	$(75,215)	$(27,057)

15. Subsequent Events
In April 2022, the Company committed to a workforce reduction plan (the “Plan”) as part of its broader efforts to improve cost efficiency and better align its operating structure with its business activities. The focus of the Plan is on streamlining the Company’s title operations as well as its general and administrative functions. The Plan includes the elimination of approximately 200 positions across the Company, or approximately 10% of the Company’s current workforce. The Company estimates that it will incur approximately $6.7 million in charges in connection with the Plan, including approximately $6.5 million in cash expenditures for employee benefits, severance payments, payroll taxes and related facilitation costs and approximately $0.2 million in stock-based compensation. The Company expects that execution of the Plan, including cash payments, will be substantially complete in the second quarter of 2022. In addition to the elimination of certain positions, the Company is implementing non-personnel related cost reductions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Form 10-Q and in our Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Recent Developments
Industry Trends and COVID-19 Update
We are now in the third year of the COVID-19 pandemic. While the impact of the pandemic is lessening, new COVID-19 variants are continuing to cause concern and economic disruption. The pandemic has caused us to modify our business practices, including restricting travel, requiring our employees and contractors to work remotely, limiting non-essential visitors to our facilities, and establishing a variety of safety protocols at our facilities.

We believe that the COVID-19 pandemic has accelerated the transformation of financial services firms into digital businesses. It is continuing to cause the regulatory environment to shift in favor of digitization (such as through the use of digital signatures and online notarization) and is driving consumer behavior away from traditional branches and toward digital channels for banking services, which we expect will generate additional opportunities for us in the future. Since the onset of the COVID-19 pandemic and through the end of 2021, we have experienced an increase in demand for our software platform offerings, and we have continued to partner with our financial services customers to expand the scope and availability of products through our platform.

For the three months ended March 31, 2022, we have seen a 7% increase in total banking transactions on our software platform compared to the three months ended March 31, 2021, and we attribute a portion of this increase to the ongoing need for digital transformation at financial services firms. This increase was driven in particular by an increase in consumer banking transactions, which underscores the diversification of our platform’s product suite as the banking industry continues to digitize in order to meet consumers’ expectations on delivering a single platform across all products, channels, and parts of the transaction.

However, the mortgage market is heavily influenced by government policies and overall economic conditions. The real estate environment, including interest rates and general economic activity, typically impact the demand for mortgage and mortgage related products. Changes in either of these areas would likely impact our results of operations. Purchase volume and refinance activity were strong in 2021 and 2020 relative to historical averages over the preceding decade; however, variability of interest rates combined with ongoing supply constraints and volatility in the cost and availability of building materials in recent months could result in reductions in future periods.

In January 2022, and subsequently in April 2022, the Mortgage Bankers Association (“MBA”) released its U.S mortgage originations forecast, which indicated that the residential mortgage originations are expected to steadily decline in 2022 and 2023 before leveling out in 2024. In March 2022, for the first time since 2018, the U.S. Federal Reserve raised the federal funds rate by one quarter percentage point and in May 2022 raised it again by another half percentage point, while indicating it expects to raise that interest rate again in the future. The federal funds rate is the benchmark for most interest rates and is the average interest rate that banks pay for overnight borrowing in the federal funds market. As a large portion of our revenue is driven by mortgage and mortgage related transaction volumes, declines in the mortgage origination volumes due to rising interest rates have had, and are likely to continue to have, adverse effects on our business.

For the three months ended March 31, 2022, we have seen a 16% decrease in mortgage transactions on our software platform compared to the three months ended March 31, 2021, and we attribute a portion of this decrease to rapidly rising interest rates, rising inflation, and uncertain worldwide political and economic conditions. Overall industry dollar volumes, as reported by Fannie Mae, have decreased by 44% for that same period.

The future impact of the economic slowdown and COVID-19 pandemic on our business remains uncertain. See the section titled “Risk Factors” for further discussion of the challenges and risks we have encountered and could encounter related to the conditions in our industry, global economy, and COVID-19 pandemic.
Workforce Reduction Plan
In April 2022, we committed to a workforce reduction plan (the “Workforce Reduction Plan” or the “Plan”) as part of our broader efforts to improve cost efficiency and better align our operating structure with our business activities. The focus of the Plan is on streamlining our title operations as well as our general and administrative functions. The Plan includes the elimination of approximately 200 positions across the Company, or approximately 10% of our current workforce. We estimate that we will incur approximately $6.7 million in charges in connection with the Plan, including approximately $6.5 million in cash expenditures for employee benefits, severance payments, payroll taxes and related facilitation costs and approximately $0.2 million in stock-based compensation. The execution of the Plan, including cash payments, is expected to be substantially complete in the second quarter of 2022. The eliminated positions represent an annualized compensation expense of approximately $35.4 million. We expect to start realizing these cost savings in the third quarter of 2022. In addition to the elimination of certain positions, we are implementing non personnel related cost reductions.

We may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of the Plan. Our implementation of the Plan and related initiatives is subject to risks and uncertainties, including the possibility that there are impediments to our ability to execute the Plan or related initiatives as currently contemplated, the actual charges in implementing the Plan or related initiatives are higher than anticipated, there are changes to the assumptions on which the estimated charges associated with the Plan or related initiatives are based, we are unable to achieve our projected cost savings in connection with the Plan or related initiatives, or there are unintended consequences from the Plan or related initiatives that impact our business.

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
Title365 - Closed Orders
In our Title365 segment, closed orders represent the number of orders for title insurance and escrow services that were successfully fulfilled in each period with the issuance of a title insurance policy and provision of escrow services. The volume of closed orders is affected by the overall level of real estate activity, which is cyclical in nature and is affected by a number of factors, including the availability of mortgage credit, the cost of real estate, interest rate volatility, consumer confidence, employment and family income levels, and general economic conditions.

We also believe that the continued growth in commercial use of the internet will lead to the continued migration of traditional offline markets and industries online. Accordingly, we expect there to be a migration of the Title365 legacy business to our software-enabled platform over time, and as a result, we expect the Title365 closed orders within the Title365 segment to decrease in future periods and the volume of software-enabled title, escrow, and settlement orders within the Blend Platform segment to increase.

The following tables set forth our key business metrics:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Blend Platform banking transactions:
Mortgage banking transactions(1)	376	447
Consumer banking transactions(1)	155	48
Total Blend Platform banking transactions	531	495

Title365 closed orders	27	N/A
(1) Includes estimated transactions for funded loans not yet reported for the first quarter 2022.
Key Components of Results of Operations
Revenue
Blend Platform
In our Blend Platform segment, we generate revenue from fees paid by customers to access our platform. Fees are assessed based on completed transactions, such as a funded loan, new account opening, or closing transaction. We do not charge for abandoned applications or rejected applications, even though they cause us to incur costs related to these applications. Arrangements with our customers do not provide the contractual right to take possession of our software at any point in time. Revenue is recognized when access to our platform is provisioned to our customers for an amount that reflects the consideration we expect to be entitled to in exchange for those services. To a lesser extent, we generate revenue from professional services related to the deployment of our platform, premium support services, and consulting services. We also earn revenue through commissions or service fees when consumers use our Blend Platform integrated marketplaces to select property and casualty insurance carrier, title and settlement services entity, or real estate agent.

Our customers have the ability to access our platform under subscription arrangements, in which customers commit to a minimum number of completed transactions at specified prices over the contract term, or under usage-based arrangements, in which customers pay in arrears a variable amount for completed transactions at specified prices. Our subscription arrangements are generally noncancelable, and we may also earn additional overage fees if the number of completed transactions exceeds the contractual amounts. Our usage-based arrangements generally can be terminated at any time by the customer. We recognize revenue ratably for our subscription arrangements because the customer receives and consumes the benefits of our platform throughout the contract period. We recognize fees for usage-based arrangements as the completed transactions are processed using our platform. Revenue from usage-based arrangements represented 48% and 19% of our Blend Platform segment revenue for three months ended March 31, 2022 and March 31, 2021, respectively.

Title365
In our Title365 segment, we earn revenue from title search services for title insurance policies, escrow, and other closing and settlement services. In performing title search services, we act as an agent to place and bind title insurance policies with third-party underwriters that ultimately provide the title insurance policy to our customers. Revenue related to title insurance is recognized net of the amount of consideration paid to the third-party insurance underwriters. Our revenues from escrow, closing, and settlement services are primarily associated with managing the closing of real estate transactions, including the processing of funds on behalf of the transaction participants, gathering and recording the required closing documents, and providing notary and other real estate or title-related activities. Revenue related to these services is recognized at the closing of the underlying real estate transaction. We also offer title services in connection with a borrower default and with the issuance of home equity lines of credit and home equity loans. Revenue for default title services and home equity services is recognized at the time of delivery of the title report.

We expect that rising mortgage interest rates in the near term will drive down transaction volume, which will adversely affect both Blend Platform and Title365 revenue. While we believe that the Blend Platform segment will continue to deliver positive growth, we expect that the title insurance and other services revenue within the Title365 segment will face significant headwinds to growth and a decline due to the projected mortgage industry origination volume decline as described above within Recent Developments. We are continuing to evaluate the rapid changes within the mortgage industry and the impact to our segments and their projected operating results, both in the near term and over a longer time horizon.
Cost of Revenue
Blend Platform
In our Blend Platform segment, cost of revenue consists primarily of costs of subscribed hosting, support, and professional services. Costs of subscribed hosting services and support revenue consist primarily of expenses related to hosting our services, third-party fees related to platform connectivity services, which include verification of income, assets, and employment, software licenses, and expenses related to providing support to our customers. Costs of professional services consist primarily of personnel-related expenses, including stock-based compensation expense, expenses associated with delivering implementation and other services, travel expenses, and allocated overhead costs. For each application submission, we incur third-party costs as described above, including costs for incomplete transactions for which we do not charge fees to our customers. The timing of those costs may not be aligned with the revenue recognized. We expect our cost of revenue to continue to increase in dollar amounts as we grow our business and revenue and decrease as a percentage of our revenue over the long term as we achieve greater scale in our business, although the percentage may fluctuate from period to period.

Title365
In our Title365 segment, cost of revenue consists of costs of title, escrow and other trustee services, which represent primarily personnel-related expenses of our Title365 segment as well as title abstractor, notary, and the cost of recording services provided by external vendors. In future periods, we expect that cost of revenue as a percentage of revenue will increase in the near term primarily due to the anticipated decline in revenue driven by the decrease in projected mortgage industry origination volume caused by the increase in interest rates.
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
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation expense for our finance, accounting, legal and compliance, human resources, and other administrative teams, certain executives, as well as stock-based compensation expense related to the stand-alone stock option award granted to our Co-Founder and Head of Blend in March 2021, and professional fees, including audit, legal and compliance, and recruiting services.

Following our IPO, which was completed in July 2021, we have incurred, and expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to publicly listed companies and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. As a public company, we have incurred, and expect to continue to incur increased expenses in the areas of insurance, investor relations, internal audit, and professional services. In addition, general and administrative expenses have increased, and we expect will continue to increase as a result of integrating and operating Title365. As a result, the dollar amount of our general and administrative expenses has increased, but we are taking action to manage further increases in the foreseeable future. We expect, however, that these expenses will decrease as a percentage of our revenue as we achieve greater scale in our business, although the percentage may fluctuate from period to period depending on the timing and extent of our general and administrative activities.
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
Provision for Income Taxes
Provision for income taxes consists primarily of U.S. state income taxes and adjustments to the valuation allowance. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is not more likely than not that such net deferred tax assets will be realized. For the three months ended March 31, 2022, we recognized a benefit for income taxes of $2.8 million, consisting of a $2.9 million deferred tax benefit resulting from a partial release of the valuation allowance and a current tax expense of $67 thousand consisting of state and foreign income taxes. The partial release of the valuation allowance was primarily due to changes in U.S. tax law requiring capitalization and amortization of research and development costs for tax purposes.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Revenue	$71,524	$31,875
Cost of revenue(1)	42,655	10,860
Gross profit	28,869	21,015
Operating expenses:
Research and development(1)	35,106	17,074
Sales and marketing(1)	22,341	15,865
General and administrative(1)	37,102	15,283
Amortization of acquired intangible assets	4,068	—
Total operating expenses	98,617	48,222
Loss from operations	(69,748)	(27,207)
Interest expense	(5,558)	—
Other income (expense), net	91	150
Loss before income taxes	(75,215)	(27,057)
Income tax (expense) benefit	2,797	(10)
Net loss	$(72,418)	$(27,067)
________
(1)Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Cost of revenue	$493	$58
Research and development	9,866	1,386
Sales and marketing	2,523	1,373
General and administrative	11,430	1,199
Total stock-based compensation	$24,312	$4,016

	Three Months Ended March 31,
	2022	2021
	(as a % of revenue)*
Revenue	100%	100%
Cost of revenue	60	34
Gross margin	40	66
Operating expenses:
Research and development	49	54
Sales and marketing	31	50
General and administrative	52	48
Amortization of acquired intangible assets	6	—
Total operating expenses	138	151
Loss from operations	(98)	(85)
Interest expense	(8)	—
Other income (expense), net	—	—
Loss before income taxes	(105)	(85)
Income tax (expense) benefit	4	—
Net loss	(101)%	(85)%
____________
*Certain percentages may not foot due to rounding
Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue and Cost of Revenue

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(In thousands)
Segment revenue:
Blend Platform:
Mortgage Banking	$24,484	$26,435	$(1,951)	(7%)
Consumer Banking and Marketplace	7,187	4,648	2,539	55%
Professional Services	1,122	792	330	42%
Total Blend Platform	32,793	31,875	918	3%
Title365	38,731	—	38,731	N/A
Total revenue	$71,524	$31,875	$39,649	124%
Segment cost of revenue:
Blend Platform	$14,202	$10,860	$3,342	31%
Title365	28,453	—	28,453	N/A
Total cost of revenue	$42,655	$10,860	$31,795	293%
Segment gross profit:
Blend Platform	$18,591	$21,015	$(2,424)	(12%)
Title365	10,278	—	10,278	N/A
Total gross profit	$28,869	$21,015	$7,854	37%

Revenue increased $39.6 million, or 124%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, driven by an increase of $38.7 million due to the inclusion of revenue from Title365 and an increase in Blend Platform revenue of $0.9 million, or 3%. Within Blend Platform revenue, Mortgage Banking revenue decreased $2.0 million, or (7%), primarily due to the lower volume of mortgage banking transactions with our customers, Consumer Banking and Marketplace revenue increased $2.5 million, or 55%, primarily due to an increase in the volume of transactions related to our integrated software solutions outside of mortgage, including ancillary products and marketplace offerings, and Professional Services revenue increased by $0.3 million or 42%, primarily due to an increase in professional services associated with the deployment and support of our platform.

Cost of revenue increased $31.8 million, or 293%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, driven by an increase of $28.5 million due to the inclusion of costs associated with the operations of Title365, and an increase in Blend Platform cost of revenue of $3.3 million, or 31%. The increase in Blend Platform cost of revenue was primarily due to a $2.5 million increase in hosting costs to support the volume of transactions on our platform, and a $1.7 million increase in personnel-related expenses attributable to increased headcount.
Operating Expenses

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$35,106	$17,074	$18,032	106%
Sales and marketing	22,341	15,865	6,476	41%
General and administrative	37,102	15,283	21,819	143%
Amortization of acquired intangible assets	4,068	—	4,068	N/A
Total operating expenses	$98,617	$48,222	$50,395	105%
Research and Development
Research and development expenses increased $18.0 million, or 106%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to a $8.5 million increase in personnel-related expenses primarily attributable to an increase in research and development headcount dedicated to the ongoing investment in our products, a $8.5 million increase in stock-based compensation, and a $0.9 million increase in software and hosting services to support the growth in our business and the increased volume of transactions on our platform.
Sales and Marketing
Sales and marketing expenses increased $6.5 million, or 41%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to a $2.9 million increase in personnel-related expenses primarily attributable to an increase in sales and marketing headcount, a $1.8 million increase due to the inclusion of sales and marketing expenses from the operations of Title365, a $1.1 million increase in stock-based compensation, and a $0.5 million increase in trade shows and conference events.
General and Administrative
General and administrative expenses increased $21.8 million, or 143% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to $10.2 million increase in stock-based compensation, of which $4.8 million related to the stock option award with market-based performance targets granted to our Co-Founder and Head of Blend, $2.9 million increase in insurance related to our public company structure, a $3.9 million increase in personnel-related expenses primarily attributable to an increase in our administrative, finance and accounting, legal, and human resources headcount necessary to support the growth in our business, and a $7.6 million increase due to the inclusion of general and administrative expenses from the operations of Title365. The amounts are offset by a $2.9 million decrease in costs related to Title365 acquisition, primarily due to transaction and diligence costs that were incurred in the first quarter of 2021 and a $0.5 million decrease in professional fees.
Amortization of acquired intangible assets
Amortization of acquired intangibles assets increased $4.1 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, due to the amortization of the customer relationships intangible asset acquired in the Title365 business combination.

Liquidity and Capital Resources
As of March 31, 2022, our principal sources of liquidity were cash, cash equivalents, marketable securities of $499.4 million, and availability of credit under our $25.0 million senior secured revolving credit facility. Cash and cash equivalents are comprised of bank deposits and money market funds. Marketable securities are comprised of U.S. treasury and agency securities, commercial paper, and corporate debt securities. Most of our cash and cash equivalents are held in the United States. Since our inception, we have financed our operations primarily through proceeds from the issuance of our stock and warrants and cash generated from the sale of our product offerings.

We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $514.9 million as of March 31, 2022. We expect to continue to incur operating losses for the foreseeable future due to the investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business.
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

The obligations under our credit facility are guaranteed by all of our domestic subsidiaries (other than Title365 and its direct and indirect subsidiaries and subject to certain thresholds and other exceptions), and secured by a lien on substantially all of our and our subsidiaries’ assets (other than the equity issued by, and the assets of, Title365 and its direct and indirect subsidiaries and subject to certain thresholds and other exceptions).

Our credit facility subjects us to certain affirmative and negative covenants, financial reporting obligations, and a minimum liquidity threshold that is tested quarterly. It also requires mandatory prepayment of all or a portion of the outstanding debt thereunder in certain circumstances.
Material Cash Requirements
Our material cash requirements arising from known contractual and other obligations primarily relate to our obligations under our Credit Agreement, leases for our office locations, and purchase commitments. There have been no significant changes in our material cash requirements from the contractual obligations described in our Annual Report on Form 10-K for the year ended December 31, 2021.

In April 2022, we committed to a workforce reduction plan as part of our broader efforts to improve cost efficiency and better align our operating structure with our business activities. We estimate that we will incur approximately $6.7 million in charges in connection with the Plan, including approximately $6.5 million in cash expenditures for employee benefits, severance payments, payroll taxes and related facilitation costs and approximately $0.2 million in stock-based compensation. We expect that execution of the Plan, including cash payments, will be substantially complete in the second quarter of 2022. In addition to the elimination of certain positions, we are implementing non-personnel related cost reductions.

We believe that current cash, cash equivalents, marketable securities, and the availability of credit under our revolving credit facility will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements, however, will depend on continued growth in our customer base, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and features, and the continuing market adoption of Blend’s software platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition would be adversely affected. See the section titled “Risk Factors"—Risks Related to Our Business—Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and harm our results of operations.”

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net cash used in operating activities	$(45,842)	$(20,394)
Net cash (used in) provided by investing activities	(683)	6,148
Net cash provided by financing activities	1,081	325,465
Effect of exchange rates on cash, cash equivalents, and restricted cash	28	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(45,416)	$311,219
Cash Used in Operating Activities
During the three months ended March 31, 2022, we used $45.8 million in cash for operating activities, as compared to $20.4 million used during the three months ended March 31, 2021. Our largest source of operating cash is cash collections from our customers, and our primary uses of cash in operations are for employee-related expenditures, sales and marketing expenses, and third-party hosting costs. The increased use of cash in operating activities during three months ended March 31, 2022 compared to the three months ended March 31, 2021, was primarily due to an increase in our net loss, primarily driven by increased operating costs required to support the growth of our business. Historically, we have generated negative cash flows from operating activities and have supplemented working capital requirements through the sales of equity securities.
Cash (Used in) Provided by Investing Activities
Net cash used in investing activities during the three months ended March 31, 2022 was $0.7 million, which was primarily due to $30.5 million used in purchases of marketable securities, and $0.3 million in purchases of property and equipment, mostly offset by maturities of marketable securities of $30.0 million.

Net cash provided by investing activities during the three months ended March 31, 2021 was $6.1 million, which was primarily the result of the sales and maturities of marketable securities of $34.9 million, partially offset by purchases of marketable securities of $25.4 million, purchase of other investment of $3.0 million, and property and equipment purchases of $0.3 million.
Cash Provided by Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2022 was $1.1 million, primarily consisting of proceeds from the exercises of stock options of $1.2 million, net of repurchases.

Net cash provided by financing activities for the three months ended March 31, 2021 was $325.5 million, reflecting net proceeds from issuance of Series G convertible preferred stock of $309.7 million, proceeds from the exercise of convertible preferred stock warrants of $10.2 million, the exercise of stock options of $5.8 million, partially offset by the payment of deferred offering costs of $0.2 million.

Off-Balance Sheet Arrangements
We administer escrow and trust deposits held at third-party financial institutions representing funds received under real estate contracts, escrowed funds received under escrow agreements, and/or undisbursed amounts received for settlement of mortgage and home equity loans. Cash held for these purposes was approximately $21.1 million, net of outstanding checks in transit of $56.4 million as of March 31, 2022. These funds are not considered assets of ours and, therefore, are not included in our consolidated balance sheet; however, we are contingently liable for the disposition of these funds on behalf of consumers. As of March 31, 2022, we did not have any other relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Employee Compensation
We face significant competition for talent from other technology and high-growth companies. To attract and retain top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages and provide a range of health, savings, retirement, time-off, and wellness benefits for our employees.

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
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with the U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows could be affected.

There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2021.
Recent Accounting Pronouncements
Refer to Note 2, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:

Interest Rate Risk
We had cash and cash equivalents of $167.7 million and marketable securities of $331.7 million as of March 31, 2022, which consisted of bank deposits, money market funds, U.S. treasury and agency securities, commercial paper, and corporate debt securities. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points change in interest rates during any of the periods presented would not have had a material impact on our investments.

As of March 31, 2022, we had $225.0 million of principal outstanding under our Term Loan. An increase of 100 basis points in the applicable interest rate would increase our annual interest expense by approximately $2.3 million. A decrease of 100 basis points in the applicable rate would not have an impact on our annual interest expense as such reduction would be below the minimum rate specified in the Credit Agreement. In April 2022, The LIBOR rate applicable to our Term Loan exceeded the floor of 1.00%, and as result our interest rate increased from 8.50% to 8.74%, which will increase our annual interest expense by approximately $0.5 million.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, we are focused on designing and implementing effective internal controls over financial reporting that will operate in a manner necessary to satisfy the accounting and financial reporting requirements of a public company. In order to remediate the material weakness, we have taken and plan to take the following actions:

•the hiring of additional finance and accounting resources with public company experience; and
•implementation of additional management review controls and procedures that will challenge the inputs into the projected financial information and thoroughly vet the assumptions in the financial models.

These actions and planned actions are subject to ongoing evaluation by management and will require testing and validation of design and operating effectiveness of internal controls over financial reporting over future periods. The material weakness will not be considered remediated until the applicable controls operate and we conclude, through testing, that these controls are operating effectively. However, there is no assurance as to when such remediation will be completed.

Changes in Internal Control over Financial Reporting

As noted above, we have been implementing measures to remediate the material weakness in our internal control over financial reporting. Other than the remediation efforts underway, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our unaudited condensed consolidated financial statements and related notes. Any of the following risks could have an adverse effect on our business, results of operations, financial condition, or prospects, and could cause the trading price of our Class A common stock to decline. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. Our Risk Factors are not guarantees that no such conditions exists as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.
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

You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short term and decline in the long term. Our revenue growth rate may decline in future periods as the size of our business grows and as we achieve higher market adoption rates. Our revenue growth may slow or revenue may decline for a number of other possible reasons, including reduced demand for our products and services, insufficient growth in the number of financial services firms that utilize our products and services or the lack of expansion of products and services within our existing customer base, transaction volume and mix, particularly with our significant customers, increased competition, a decrease in the growth or reduction in size of our overall market, unintended consequences from the Workforce Reduction Plan or related initiatives that impact our business, or if we fail for any reason to capitalize on growth opportunities, general economic conditions, and the maturation of our business, among others. We also expect to continue to make investments in the development and expansion of our business, which may not result in increased revenue or growth. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.
We have a history of net losses, and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses in each period since our inception in 2012, and we may not be able to achieve or maintain profitability in the future. For example, we incurred a net loss of $169.9 million in the year ended December 31, 2021 and $74.6 million in 2020, respectively, and as of December 31, 2021 and December 31, 2020, we had an accumulated deficit of $442.8 million and $272.9 million, respectively. We expect our costs will increase over time and our losses to continue as we expect to invest significant additional funds towards growing our business and operating as a public company. We have expended and expect to continue to expend substantial financial and other resources on product development, including investments in our product, engineering, and design teams and the development of new products and new functionality for our existing products and our platform; our technology infrastructure, including systems architecture, management tools, scalability, availability, performance, and security, as well as disaster recovery measures; our sales, marketing, and customer success organizations; acquisitions or strategic investments; and general administration, including legal and accounting expenses. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. In addition, we expect to incur certain charges in connection with the Workforce Reduction Plan, including cash expenditures for employee benefits, severance payments, payroll taxes and related facilitation costs, as well as stock-based compensation. We may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of the Workforce Reduction Plan, and there can be no assurance that we will be able achieve our projected cost savings in connection with the Workforce Reduction Plan or related initiatives. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flows on a consistent basis. Additionally, in an inflationary environment, our costs may increase and we may not be able to increase the pricing of our products accordingly, which could adversely impact our financial performance. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.

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
Historically, certain of our customers have accounted for a significant portion of our revenue. For example, for 2021, our top five customers in the Blend Platform segment accounted for 29.9% of the segment revenue, and as of December 31, 2021, we had 23 customers in the Blend Platform segment generating more than $1 million in annual revenue, which represented 54.7% of the segment revenue in 2021. Additionally, we rely on certain of our customers, including Mr. Cooper, for a significant portion of our title transaction volumes. For example, for the six months from the closing of our Title365 acquisition through December 31, 2021, our top five customers in the Title365 segment accounted for 83.1% of the segment revenue, with Mr. Cooper accounting for 58.8% of the segment revenue, and as of December 31, 2021, we had 10 customers in the Title365 segment generating more than $1 million in annual revenue, which represented 91.7% of the segment revenue in the six months ended December 31, 2021. We have experienced lower than anticipated title transaction volume since the closing of our Title365 acquisition and may experience further reductions in the future. Reductions in title transaction volume from any such customers, or a deterioration in our relationship with any such customers, could have a significant impact on our title business. The concentration of a significant portion of our business and transaction volume with a limited number of customers, or type of customer or industry, exposes us disproportionately to any of those customers choosing to no longer partner with us or choosing to partner with a competitor, to the economic performance or market share of those customers or industry, including as a result of challenger banks or technology disruptors, or to any events, circumstances, or risks affecting such customers or industry. Additionally, because we do not have long-term contractual financial commitments with many of our customers, a material modification in the financial operations of a key customer could affect our transaction volume with that customer and therefore our revenue growth. If we are unable to continue to increase the number of other customers on our platform or if any of our key customers were to suspend, limit, or cease their operations or otherwise terminate their relationship with us or lose market share, our business, financial condition, and results of operations would be adversely affected.
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
Increased interest rates may adversely impact the spending levels of consumers and their ability and willingness to borrow money. Higher interest rates often lead to higher loan rates charged to consumers, which could adversely affect the ability of our customers to generate volume and in turn, the number of transactions enabled through our platform and thus our ability to generate revenue from such transactions. The U.S. Federal Reserve raised the federal funds interest rate in March 2022 and May 2022 and indicated it expects to raise that interest rate again in the future. As a result of this or other interest rate increases, financial services firms and consumers may be discouraged from engaging with our platform or using our services and as a result, reduce the volume of transactions enabled through our platform or the value of title orders processed, which could adversely affect our business, financial condition, and results of operations.
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
Since 2012, we have experienced rapid growth in our customers, and our operations, and we expect to continue to experience growth in the future. We have also experienced significant growth in employee headcount in the past both at our San Francisco headquarters and in a number of our offices across the United States. Although we committed to a Workforce Reduction Plan in April 2022 to reduce operating expenses and adjust cash flows in light of the ongoing macroeconomic environment and its impact on our business, we may experience employee growth in the future. Steps we take to manage our business operations and future growth may adversely affect our reputation and brand, our ability to recruit, retain and motivate highly skilled personnel. Our growth has placed, and may continue to place, substantial demands on management and our operational and financial infrastructure. As with many companies in our growth stage, as of December 31, 2021, a majority of our Blend Platform segment employees have been with us for fewer than 12 months. We have made, and intend to continue to make, substantial investments in our technology, customer service, risk, sales and marketing infrastructure.
Our ability to manage our growth and business operations effectively and to integrate new employees, technologies, and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to effectively integrate, develop, and motivate a large number of new employees, while maintaining the beneficial aspects of our culture. Continued growth could challenge our ability to develop and improve our information technology infrastructure and our operational, financial, and management controls, enhance our reporting systems and procedures, recruit, train, and retain highly skilled personnel and maintain user satisfaction. Additionally, if we do not manage the growth of our business and operations effectively, the quality of our platform and the efficiency of our operations could suffer, which could adversely affect our reputation, business, financial condition, and results of operations. For example, in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and could cause a decline in the price of our Class A common stock. We will need to continue to improve our operational and financial infrastructure in order to manage our business effectively and accurately report our results of operations.
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
Our future success will depend in part on the continued service of our founders, senior management team, key technical employees, and other highly skilled employees, including Nima Ghamsari, Head of Blend, Co-Founder, and Chair of our board of directors, and on our ability to continue to identify, hire, develop, motivate, and retain talented employees. We may not be able to retain the services of any of our employees or other members of senior management in the future. Also, all of our U.S.-based employees, including our senior management team and Mr. Ghamsari, work for us on an at-will basis, and there is no assurance that any such employee will remain with us. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. If we are unable to attract and retain the necessary employees, particularly in critical areas of our business, we may not achieve our strategic goals. Moreover, the implementation of the Workforce Reduction Plan or related initiatives may have adverse consequences on our employee morale, our culture and our ability to attract and retain employees. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team fails to work together effectively and to execute its plans and strategies, our business, financial condition, and results of operations could be adversely affected.

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
In recent periods, we have experienced rapid growth, and this growth has placed considerable strain on our systems, processes, and personnel. As a result, in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting related to the valuation of intangible assets acquired in the Title365 business combination. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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
Our Class A common stock has one vote per share, our Class B common stock has 40 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Currently, Nima Ghamsari, Head of Blend, Co-Founder, and Chair of our board of directors, beneficially owns all of the issued and outstanding shares of our Class B common stock. As of December 31, 2021, the shares beneficially owned by Mr. Ghamsari represented approximately 70% of the total voting power of our outstanding capital stock, which voting power may increase over time as Mr. Ghamsari exercises equity awards and exchanges them for our Class B common stock under the Equity Exchange Agreement. If all such equity awards held by Mr. Ghamsari (including the Co-Founder and Head of Blend Long-Term Performance Award) had been exercised for cash as of March 31, 2022, Mr. Ghamsari would hold approximately 89% of the voting power of our outstanding capital stock. As a result, for the foreseeable future, Mr. Ghamsari will be able to control matters requiring approval by our stockholders, including the election of members of our board of directors, the adoption of amendments to our Amended and Restated Certificate of Incorporation and amended and restated bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Mr. Ghamsari may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interest. The concentration of control will limit or preclude your ability to influence corporate matters for the foreseeable future and could have the effect of delaying, preventing, or deterring a change in control of our company, could deprive you and other holders of Class A common stock of an opportunity to receive a premium for your Class A common stock as part of a sale of our company and could negatively affect the market price of our Class A common stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

Future transfers by Mr. Ghamsari and his affiliates of Class B common stock will generally result in those shares converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon (i) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the first date following the completion of our IPO, on which the number of shares of our capital stock, including Class A common stock, Class B common stock, and Class C common stock, and any shares of capital stock underlying equity securities or other convertible instruments, held by Mr. Ghamsari and his affiliates is less than 35% of the number of shares of Class B common stock held by Mr. Ghamsari and his affiliates as of immediately following the completion of our IPO, which we sometimes refer to herein as the 35% Ownership Threshold; (ii) 12 months after the death or total disability of Mr. Ghamsari, during which 12-month period the shares of our Class B common stock shall be voted as directed by a person designated by Mr. Ghamsari and approved by our board of directors (or if there is no such person, then our secretary then in office); (iii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date on which Mr. Ghamsari is terminated for cause (as defined in our Amended and Restated Certificate of Incorporation); (iv) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date upon which (A) Mr. Ghamsari is no longer providing services to us as an officer or employee and (B) Mr. Ghamsari is no longer a member of our board of directors, either as a result of Mr. Ghamsari’s voluntary resignation or as a result of a request or agreement by Mr. Ghamsari at a meeting of our stockholders for Mr. Ghamsari not to be renominated as a member of our board of directors; or (v) the 50-year anniversary of the completion of our IPO. We refer to the date on which such final conversion of all outstanding shares of Class B common stock pursuant to the terms of our Amended and Restated Certificate of Incorporation occurs as the Final Conversion Date.

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
None.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 has been formatted in Inline XBRL.

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

BLEND LABS, INC.

Date:	May 13, 2022	By:	/s/ Nima Ghamsari
Nima Ghamsari
Head of Blend and Co-Founder
(Principal Executive Officer)

Date:	May 13, 2022	By:	/s/ Marc Greenberg
Marc Greenberg
Head of Finance
(Principal Financial Officer)