Form 10-Q
period 2022-06-30
Blend Labs, Inc.
filed 2022-08-15
CIK 1855747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 5, 2022, there were 222,255,058 shares of the registrant's Class A common stock outstanding, 12,633,331 shares of the registrant's Class B common stock outstanding, and no shares of the registrant's Class C common stock outstanding.

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
•our exposure to potential impairment charges on certain assets, including our intangible assets within the Title365 reporting unit;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blend Labs, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$132,683	$213,082
Marketable securities	317,812	334,147
Trade and other receivables, net of allowance for credit losses of $1,376 and $1,371, respectively	30,846	34,076
Prepaid expenses and other current assets	21,938	31,713
Total current assets	503,279	613,018
Property and equipment, net	6,239	6,155
Operating lease right-of-use assets	13,394	14,713
Intangible assets, net	13,136	173,008
Goodwill	47,132	287,228
Deferred contract costs	2,657	4,178
Restricted cash, non-current	5,358	5,358
Other non-current assets	8,129	8,828
Total assets	$599,324	$1,112,486
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,302	$6,160
Deferred revenue	12,046	8,068
Accrued compensation	9,576	18,140
Other current liabilities	23,065	27,662
Total current liabilities	47,989	60,030
Operating lease liabilities, non-current	12,654	14,607
Other non-current liabilities	6,006	13,415
Debt, non-current, net	215,233	213,843
Total liabilities	281,882	301,895
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	38,254	35,949
Stockholders’ equity:
Preferred stock, $0.00001 par value: 200,000 shares authorized and no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A, Class B and Class C Common Stock, $0.00001 par value: 3,000,000 (Class A 1,800,000, Class B 600,000, Class C 600,000) shares authorized; 234,795 (Class A 222,162, Class B 12,633, Class C 0) and 230,324 (Class A 217,691, Class B 12,633, Class C 0) shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	1,238,476	1,218,213
Accumulated other comprehensive loss	(3,050)	(808)
Accumulated deficit	(956,240)	(442,765)
Total stockholders’ equity	279,188	774,642
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$599,324	$1,112,486
See accompanying notes to condensed consolidated financial statements
1

Blend Labs, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$65,539	$32,062	$137,063	$63,937
Cost of revenue	40,274	12,360	82,929	23,220
Gross profit	25,265	19,702	54,134	40,717
Operating expenses:
Research and development	35,500	20,884	70,606	37,958
Sales and marketing	22,438	18,271	44,779	34,136
General and administrative	36,472	20,181	73,574	35,464
Amortization of acquired intangible assets	4,068	—	8,136	—
Impairment of intangible assets and goodwill	391,823	—	391,823	—
Restructuring	6,380	—	6,380	—
Total operating expenses	496,681	59,336	595,298	107,558
Loss from operations	(471,416)	(39,634)	(541,164)	(66,841)
Interest expense	(5,726)	—	(11,284)	—
Other income (expense), net	6	112	97	262
Loss before income taxes	(477,136)	(39,522)	(552,351)	(66,579)
Income tax (expense) benefit	(66)	45,288	2,731	45,278
Net (loss) income	(477,202)	5,766	(549,620)	(21,301)
Less: Net loss attributable to noncontrolling interest	35,831	—	36,145	—
Net (loss) income attributable to Blend Labs, Inc.	(441,371)	5,766	(513,475)	(21,301)
Less: Accretion of redeemable noncontrolling interest to redemption value	(37,008)	—	(38,450)	—
Less: Undistributed earnings attributable to participating securities	—	(5,766)	—	—
Net loss attributable to Blend Labs, Inc. common stockholders	$(478,379)	$—	$(551,925)	$(21,301)

Net loss per share attributable to Blend Labs, Inc. common stockholders:
Basic	$(2.06)	$0.00	$(2.38)	$(0.44)
Diluted	$(2.06)	$0.00	$(2.38)	$(0.44)
Weighted average shares used in calculating net loss per share:
Basic	232,501	51,956	231,421	48,547
Diluted	232,501	77,864	231,421	48,547

Comprehensive (loss) income:
Net (loss) income	$(477,202)	$5,766	$(549,620)	$(21,301)
Unrealized (loss) gain on marketable securities	(502)	(6)	(2,347)	9
Foreign currency translation gain	77	—	105	—
Comprehensive (loss) income	(477,627)	5,760	(551,862)	(21,292)
Less: Comprehensive loss attributable to noncontrolling interest	35,831	—	36,145	—
Comprehensive (loss) income attributable to Blend Labs, Inc.	$(441,796)	$5,760	$(515,717)	$(21,292)
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity
(In thousands)
(Unaudited)

	Three and Six Months Ended June 30, 2022
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

		Shares	Amount
Balances as of December 31, 2021	$35,949	230,324	$2	$1,218,213	$(808)	$(442,765)	$774,642
Issuance of common stock upon exercise of stock options, net of repurchases	—	1,553	—	1,740	—	—	1,740
Vesting of early exercised stock options	—	—	—	1,913	—	—	1,913
Vesting of restricted stock units	—	523	—	—	—	—	—
Stock-based compensation	—	—	—	24,312	—	—	24,312
Unrealized loss on investments in marketable securities	—	—	—	—	(1,845)	—	(1,845)
Foreign currency translation gain	—	—	—	—	28	—	28
Accretion of redeemable noncontrolling interest to redemption value	1,442	—	—	(1,442)	—	—	(1,442)
Other	—	—	—	(270)	—	—	(270)
Net loss	(314)	—	—	—	—	(72,104)	(72,104)
Balances as of March 31, 2022	$37,077	232,400	$2	$1,244,466	$(2,625)	$(514,869)	$726,974
Issuance of common stock upon exercise of stock options, net of repurchases	—	524	—	540	—	—	540
Vesting of early exercised stock options	—	—	—	1,230	—	—	1,230
Vesting of restricted stock units	—	1,871	—	—	—	—	—
Stock-based compensation	—	—	—	29,248	—	—	29,248
Unrealized loss on investments in marketable securities	—	—	—	—	(502)	—	(502)
Foreign currency translation gain	—	—	—	—	77	—	77
Accretion of redeemable noncontrolling interest to redemption value	37,008	—	—	(37,008)	—	—	(37,008)
Net loss	(35,831)	—	—	—	—	(441,371)	(441,371)
Balances as of June 30, 2022	$38,254	234,795	$2	$1,238,476	$(3,050)	$(956,240)	$279,188
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (Continued)
(In thousands)
(Unaudited)

		Three and Six Months Ended June 30, 2021
	Redeemable Noncontrolling Interest	Founders Preferred and Convertible Preferred		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

		Shares	Amount	Shares	Amount
Balances as of December 31, 2020	$—	122,379	$385,225	47,948	$1	$50,968	$(5)	$(272,852)	163,337
Issuance of Series G Convertible Preferred Stock, net of issuance costs of $299	—	22,419	309,701	—	—	—	—	—	309,701
Exercise of Convertible Preferred Stock warrants	—	2,075	8,014	—	—	—	—	—	8,014
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	—	4,773	—	4,172	—	—	4,172
Vesting of early exercised stock options	—	—	—	—	—	157	—	—	157
Vesting of performance-based Convertible Preferred Stock warrants	—	—	—	—	—	118	—	—	118
Stock-based compensation	—	—	—	—	—	4,016	—	—	4,016
Other comprehensive income	—	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	—	(27,067)	(27,067)
Balances as of March 31, 2021	—	146,873	$702,940	52,721	$1	$59,431	$10	$(299,919)	$462,463
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	—	7,419	—	7,360	—	—	7,360
Vesting of early exercised stock options	—	—	—	—	—	1,380	—	—	1,380
Stock-based compensation	—	—	—	—	—	6,609	—	—	6,609
Other comprehensive income (loss), net	—	—	—	—	—	—	(6)	—	(6)
Repayment of employee promissory note collateralized by common stock	—	—	—	—	—	2,881	—	—	2,881
Noncontrolling interest recognized in connection with business combination	46,266	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	5,766	5,766
Balances as of June 30, 2021	$46,266	146,873	$702,940	60,140	$1	$77,661	$4	$(294,153)	$486,453
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(549,620)	$(21,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	53,560	10,625
Depreciation and amortization	9,224	1,654
Impairment of intangible assets and goodwill	391,823	—
Amortization of deferred contract costs	2,427	2,611
Amortization of debt discount and issuance costs	1,440	—
Amortization of operating lease right-of-use assets	1,636	1,135
Release of valuation allowance and change in deferred taxes	(2,864)	(46,511)
Other	1,459	829
Changes in operating assets and liabilities:
Trade and other receivables	3,739	(1,898)
Prepaid expenses and other assets, current and non-current	7,997	(6,904)
Deferred contract costs, non-current	1,521	1,475
Accounts payable	(2,858)	1,671
Deferred revenue	3,978	(2,144)
Accrued compensation	(8,564)	1,372
Operating lease liabilities	(1,841)	(1,275)
Other liabilities, current and non-current	(5,657)	5,560
Net cash used in operating activities	(92,600)	(53,101)
Investing activities
Purchases of marketable securities	(49,755)	(48,852)
Maturities of marketable securities	61,776	74,832
Purchases of property and equipment	(1,164)	(525)
Purchase of other investment	—	(3,000)
Cash acquired in connection with business combination	—	16,834
Net cash provided by investing activities	10,857	39,289
Financing activities
Proceeds from exercises of stock options, including early exercises, net of repurchases	1,630	23,377
Proceeds from issuance of Convertible Preferred Stock, net of issuance costs	—	309,701
Payment of initial public offering costs	(391)	(2,970)
Proceeds from exercises of Convertible Preferred Stock warrants	—	10,172
Proceeds from repayment of employee promissory note collateralized by common stock	—	2,881
Payment of debt issuance costs	—	(554)
Net cash provided by financing activities	1,239	342,607
Effect of exchange rates on cash, cash equivalents, and restricted cash	105	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	(80,399)	328,795
Cash, cash equivalents, and restricted cash at beginning of period	218,440	46,288
Cash, cash equivalents, and restricted cash at end of period	$138,041	$375,083
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$132,683	$369,726
Restricted cash	5,358	5,357
Total cash, cash equivalents, and restricted cash	$138,041	$375,083

Blend Labs, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$137	$45
Cash paid for interest	$9,669	$—
Supplemental disclosure of non-cash investing and financing activities:
Acquisition cash consideration not yet paid	$—	$420,938
Deferred offering costs not yet paid	$—	$4,830
Vesting of early exercised stock options	$3,143	$1,537
Right-of-use assets obtained in exchange for lease obligations	$317	$—
Accretion of redeemable noncontrolling interest to redemption value	$38,450	$—
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
Basis of Presentation, Principles of Consolidation, and Use of Estimates
The accompanying unaudited condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021, the unaudited condensed consolidated statements of redeemable noncontrolling interest and stockholders’ equity for the three and six months ended June 30, 2022 and 2021, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 reflect all adjustments that are of a normal, recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted that would ordinarily be required under U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The accompanying unaudited condensed consolidated financial statements include the accounts of Blend Labs, Inc. and its subsidiaries in which the Company holds a controlling financial interest. Noncontrolling interest represents the minority stockholder’s share of the net income or loss and equity in a consolidated subsidiary. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts reported in our unaudited condensed consolidated interim financial statements and notes thereto have been reclassified to conform to current period presentation.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the notes thereto. Actual results may differ from those estimates. Such estimates include, but are not limited to, estimates of variable consideration, estimates of standalone selling prices of performance obligations in customer contracts with multiple performance obligations, evaluation of contingencies, determination of expected credit losses for accounts receivable, determination of reserves for title and escrow losses, determination of period of benefit for deferred contract costs, determination of the incremental borrowing rates used in calculations of lease liabilities, determination of fair value of stock-based compensation, determination of fair value of warrants, valuation of deferred tax assets, valuation of acquired intangible assets, valuation of the redeemable noncontrolling interest, determination of useful lives of tangible and intangible assets, and assessment of impairment of goodwill and intangible assets.
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
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to these policies during the three and six months ended June 30, 2022.
Cash and Cash Equivalents
The Company places its cash with high credit quality and federally insured institutions. Cash with any one institution may be in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes the exposure to credit risk is not significant. The Company considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents. As of June 30, 2022 and December 31, 2021, cash and cash equivalents consisted of cash, money market accounts, and highly liquid investments. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair value due to the short-term nature of the maturities.
Restricted Cash
The Company has classified cash that is not available for use in its operations as restricted cash. Restricted cash consists primarily of collateral for letters of credit related to security deposits for the Company’s office facility lease arrangements. As of both June 30, 2022 and December 31, 2021, the Company had restricted cash of $5.4 million, all of which was classified as non-current.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Escrow or Trust Funds
The Company administers escrow and trust deposits held at third-party financial institutions representing funds received under real estate contracts, escrowed funds received under escrow agreements, and undisbursed amounts received for settlement of mortgage and home equity loans. Cash held by the Company for these purposes was approximately $12.7 million, net of outstanding checks in transit of $58.0 million as of June 30, 2022, and approximately $27.0 million, net of outstanding checks in transit of $56.2 million as of December 31, 2021. These funds are not considered assets of the Company and, therefore, are not included in the accompanying unaudited condensed consolidated balance sheets; however, the Company remains contingently liable for the disposition of these funds on behalf of its customers.
Trade and Other Receivables and Credit Loss Reserves
The Company reports trade and other receivables net of the allowance for credit losses, in accordance with Accounting Standards Codification (“ASC”) 326, Financial Instruments—Credit Losses. ASC 326 requires an entity to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The Company’s estimate of expected credit losses is determined based on expected lifetime loss rates calculated from historical data and adjusted for the impact of current and future conditions, such as the age of outstanding receivables, historical payment patterns, any known or expected changes to the customers’ ability to fulfill their payment obligations, or assessment of broader economic conditions that may impact the customers’ ability to pay the outstanding balances. As of June 30, 2022 and December 31, 2021, the reserve for expected credit losses was $1.4 million. The provision for expected credit losses and the uncollectible portion of the receivables written off against reserve for expected credit losses were not material for the six months ended June 30, 2022.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities, and trade accounts receivable. The Company maintains its cash equivalents primarily in money market funds and highly liquid investments that are issued or guaranteed by the United States government or its agencies. As of June 30, 2022, cash and cash equivalents of $132.7 million include $1.3 million cash in a foreign jurisdiction. Collateral is not required for trade accounts receivable.

Title365 has agreements with insurance underwriters authorizing the Company to issue title insurance policies on behalf of the insurance underwriters. During the six months ended June 30, 2022, the policies were underwritten by two title insurance companies, which accounted for approximately 56% and 44%, respectively, of title policy fees earned during the period.

The following customers, which generate revenue in both Blend Platform and Title365 segments, comprised 10% or more of the Company’s revenue for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2022	2021	2022	2021
A	N/A1	14%	N/A1	13%
B	30%	N/A1	33%	N/A1
(1) revenue from this customer did not exceed 10% for the period presented

The following customers comprised 10% or more of the Company’s trade and unbilled receivables:

Customer	June 30, 2022	December 31, 2021
B	22%	29%

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Cloud Computing Arrangements
The Company capitalizes certain implementation costs incurred under cloud computing arrangements that are service contracts. Capitalized costs incurred during the application development stage related to the implementation of the hosting arrangements were $1.3 million as of June 30, 2022, of which $0.8 million is presented within prepaid expenses and other current assets and $0.5 million is presented within other non-current assets on the unaudited condensed consolidated balance sheets. Capitalized costs incurred during the application development stage related to the implementation of the hosting arrangements were $0.7 million as of December 31, 2021, of which $0.3 million is presented within prepaid expenses and other current assets and $0.4 million is presented within other non-current assets on the unaudited condensed consolidated balance sheets. Amortization of capitalized implementation costs is recognized on a straight-line basis over the term of the associated hosting arrangement when it is ready for its intended use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.
Title and Escrow Loss Reserve
In the Title365 segment, the Company performs title insurance services and issues a title insurance policy as an agent for a third-party title insurance underwriter. The Company pays part of the title insurance policy fee charged to its customers to the third-party title insurance underwriter as compensation for accepting the risk associated with issuing the title policy. The Company may incur a loss if it does not follow the guidelines outlined in the agency agreements, and in the state of California, the Company is obligated to reimburse the insurance company for up to the first $5,000 in losses related to a claim on a policy issued through the Title365 segment. Reserves for estimated future losses on policies issued are established at the time the title insurance revenue is recognized in accordance with ASC 450, Contingencies, and are based on claim loss history, industry trends, legal environment, geographic considerations, and the type of title insurance policies written. As of June 30, 2022 and December 31, 2021, title and escrow loss reserves were $1.8 million and $1.6 million, of which $0.2 million and $0.2 million is presented within other current liabilities and $1.6 million and $1.4 million is presented within other non-current liabilities on the unaudited condensed consolidated balance sheets, respectively.
Redeemable Noncontrolling Interest
The Company’s 90.1% ownership of Title365 results in recognition of 9.9% noncontrolling interest, which represents the minority stockholder’s share of the net income or loss and equity in Title365. The Title365 stockholders agreement includes a provision whereby the Company has a call option to purchase the 9.9% noncontrolling interest at a purchase price equal to the greater of (1) $49.5 million plus an amount of interest calculated using an interest rate of 5.0% per annum compounding annually; or (2) 4.4 multiplied by the trailing 12-month EBITDA multiplied by the noncontrolling interest ownership percentage (the “Title365 Call Option”). The Title365 Call Option is exercisable beginning two years following the acquisition closing date. The noncontrolling interest holder also holds an option to compel the Company to purchase the remaining 9.9% noncontrolling interest at a price calculated in the same manner as the Title365 Call Option (the “Title365 Put Option”). The Title365 Put Option is exercisable beginning five years following the acquisition closing date. Neither the Title365 Call Option nor the Title365 Put Option have an expiration date. As the Title365 Put Option is not solely within the Company’s control, the Company classified this interest as redeemable noncontrolling interest (“RNCI”) within the mezzanine equity section of the unaudited condensed consolidated balance sheets. The RNCI is accreted to the redemption value under the interest method from the acquisition date through the date the Title365 Put Option becomes exercisable. At each balance sheet date, the RNCI is reported at the greater of the initial carrying amount adjusted for the RNCI's share of earnings or losses and other comprehensive income or loss, or its accreted redemption value. The changes in the redemption amount are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. For each reporting period, the entire periodic change in the redemption amount is reflected in the computation of net loss per share under the two-class method as being akin to a dividend. As of June 30, 2022, the redemption amount of the Title365 Put Option as if it was currently redeemable was $52.0 million.

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

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820). This ASU clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. The guidance is effective for the Company for annual reporting periods, and interim reporting periods within those annual periods, beginning January 1, 2024. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
3. Revenue Recognition and Contract Costs
Disaggregation of Revenue
The following table provides information about disaggregated revenue by service offering:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Blend Platform revenue:
Mortgage Banking	$23,891	$25,390	$48,375	$51,825
Consumer Banking and Marketplace	8,512	5,569	15,482	10,217
Professional Services	1,198	1,103	2,320	1,895
Total Blend Platform revenue	33,601	32,062	66,177	63,937
Title365 revenue	31,938	—	70,886	—
Total revenue	$65,539	$32,062	$137,063	$63,937

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
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

Contract Accounts	Balance Sheet Line Reference	June 30, 2022	December 31, 2021
		(In thousands)
Contract assets—current	Prepaid expenses and other current assets	$955	$5,359
Contract liabilities—current	Deferred revenue, current	$(12,046)	$(8,068)

There were no long-term contract assets or deferred revenue as of June 30, 2022 and December 31, 2021.

During the three months ended June 30, 2022 and 2021, the Company recognized $7.0 million and $6.8 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods. During the six months ended June 30, 2022 and 2021, the Company recognized $6.0 million and $9.9 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods.

During the three months ended June 30, 2022 and the six months ended June 30, 2022, the Company reversed $0.7 million and $0.9 million, respectively, of revenue related to performance obligations satisfied in previous periods. During the three months ended June 30, 2021 and the six months ended June 30, 2021, the Company recognized $1.8 million and $7.5 million, respectively, of revenue from performance obligations satisfied in previous periods. The revenue recognized from performance obligations satisfied in the prior periods primarily related to changes in the transaction price, including changes in the estimate of variable consideration.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Remaining Performance Obligations
As of June 30, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations was $50.7 million. These remaining performance obligations do not include estimates of variable consideration associated with usage-based contracts with termination rights and professional services. The expected timing of recognizing revenue for the transaction price allocated to the remaining performance obligations as of June 30, 2022 was as follows:

(In thousands)
Within one year	$29,070
More than one year	21,623
Total transaction price allocated to the remaining performance obligations	$50,693
Deferred Contract Costs
As of June 30, 2022 and December 31, 2021, total unamortized deferred contract costs were $6.7 million and $8.7 million, respectively, of which $4.0 million and $4.5 million was recorded within prepaid expenses and other current assets and $2.7 million and $4.2 million was recorded within deferred contract costs, non-current, on the unaudited condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.

The amortization of deferred contract costs was $1.2 million and $1.3 million for the three months ended June 30, 2022 and 2021, respectively, and $2.4 million and $2.6 million for the six months ended June 30, 2022 and 2021, respectively, and is included in sales and marketing expense in the accompanying unaudited condensed consolidated statements of operations.
4. Investments in Marketable Securities and Fair Value Measurements
The carrying amount, unrealized gain and loss, and fair value of investments in marketable securities by major security type were as follows:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$11,234	$—	$—	$11,234	Level 1
Commercial paper	7,646	—	—	7,646	Level 2
Total cash equivalents	18,880	—	—	18,880
Marketable securities:
U.S. treasury and agency securities	263,743	—	(3,028)	260,715	Level 2
Commercial paper	17,213	10	(11)	17,212	Level 2
Debt securities	35,002	—	(117)	34,885	Level 2
Certificates of deposit	5,000	—	—	5,000	Level 2
Total marketable securities	320,958	10	(3,156)	317,812
Restricted cash, non-current:
Certificates of deposit	335	—	—	335	Level 2
Total	$340,173	$10	$(3,156)	$337,027

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The following table summarizes the stated maturities of the Company’s marketable securities:

	June 30, 2022	December 31, 2021
	(In thousands)
Due within one year	$317,812	$202,895
Due after one year through two years	—	131,252
Total marketable securities	$317,812	$334,147

The Company evaluates marketable securities in unrealized loss positions to determine whether the impairment is due to credit-related factors or other factors. The Company considers the extent to which the fair value is less than cost, the financial condition and near-term prospects of the security issuer, and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company does not have an intent to sell any of these securities prior to maturity and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date. Accordingly, as of June 30, 2022, the Company believes that the unrealized losses are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no impairment losses have been recognized in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, the number of investment positions that are in an unrealized loss position were 60 and 57, respectively. As of June 30, 2022 and December 31, 2021, the Company had no securities that have been in a continuous unrealized loss position for twelve months or greater. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

Accrued interest receivable related to marketable securities was $1.2 million and $1.2 million, as of June 30, 2022 and December 31, 2021, respectively, and is presented within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. The Company does not measure an allowance for credit losses on accrued interest receivable and recognizes interest receivable write offs as a reversal of interest income. No accrued interest was written off during the three and six months ended June 30, 2022 and 2021.
5. Goodwill and Intangible Assets
Due to a continued decline in economic and market conditions, including a decline in the Company’s market capitalization and current and projected declines in the operating results of the Title365 segment, the Company determined that triggering events that indicate the assets should be evaluated for impairment existed as of June 30, 2022 and performed an interim quantitative impairment analysis.

The Company determined that the reporting unit for purposes of the impairment assessment for goodwill is the Title365 business, and the asset group is the reporting unit for the purposes of the impairment assessment for long-lived assets under ASC 360-10. The Company’s reporting units are the same as its operating and reportable segments, Blend Platform and Title365. The Company performed the impairment assessment for Title365 in the following order: (1) indefinite-lived intangible assets, (2) long-lived assets held and used, and (3) goodwill.

Title365 indefinite-lived intangible assets are comprised of licenses. The Company determined that the fair value of licenses has not declined below the carrying amount, and recognized no impairment on the indefinite-lived intangible assets.

Title365 long-lived assets in the asset group are primarily comprised of property and equipment, operating lease right-of-use assets, and customer relationship intangible assets. The Company compared the carrying value of the asset group to separately identifiable estimated undiscounted cash flows over the remaining useful life of the asset group, and concluded that the asset group is impaired due to the carrying value exceeding the estimated undiscounted cash flows.

The Company then determined the fair value of the asset group as of June 30, 2022 utilizing an income approach derived from a discounted cash flow methodology. Under the accounting guidance in ASC 360, the excess of the carrying value over the fair value is recognized as an impairment loss and allocated to assets for which the carrying value exceeds the respective asset’s fair value. Certain assets, such as property and equipment and operating lease right-of-use assets, were not allocated any impairment as the values of such assets approximated their respective carrying amounts. For customer relationships intangible asset, the fair value was determined using the discounted cash flow method. The significant assumptions used in the valuation of both the asset group and the customer relationship intangible asset included the estimated annual net cash flows expected to be generated from the Title365 customer portfolio, respectively, including revenue, long-term growth rates, EBITDA margins, and the discount rate. Based on the results of this analysis, the Company recorded an impairment charge of $151.7 million to write down the value of the customer relationships to its estimated fair value. This charge is presented within impairment of intangible assets and goodwill in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

In evaluating goodwill for impairment, the Company compared the fair value of the Title365 reporting unit to its associated carrying value after the write down of the customer relationship intangible asset to its estimated fair value. The Company also estimated the fair value of the Blend Platform reporting unit using both a market approach, where the key assumption was revenue multiples for comparable companies, and an income approach derived from a discounted cash flow methodology, where the key assumptions to estimate annual net cash flows included revenue, long-term growth rates, EBITDA margins, and a discount rate, and reconciled the aggregate fair values of its reporting units to the Company’s market capitalization adjusted for an estimated control premium.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Based on the results of this analysis, the Company recorded an impairment charge of $240.1 million against the carrying value of goodwill. This charge is presented within impairment of intangible assets and goodwill in the unaudited condensed consolidated statements of operations and comprehensive income (loss) and is not deductible for tax purposes.

Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2022 were as follows:

	Blend Platform	Title365	Total
Goodwill as of December 31, 2021	$—	$287,228	$287,228
Impairment charge	—	(240,096)	(240,096)
Goodwill as June 30, 2022	$—	$47,132	$47,132
Intangible Assets
Intangible assets consisted of the following:

	June 30, 2022
	Weighted Average Remaining Amortization	Gross Amount	Accumulated Amortization	Impairment Charge	Net Book Value
	(In years)	(In thousands)
Intangible assets subject to amortization:
Acquired customer relationships	10.0	$179,000	$(16,273)	$(151,727)	$11,000
Internally developed software	—	11,391	(11,391)	—	—
Domain name	9.1	210	(74)	—	136
Total finite-lived intangible assets, net	10.0	190,601	(27,738)	(151,727)	11,136
Indefinite-lived intangible assets:
Acquired licenses		2,000	—	—	2,000
Total intangible assets, net		$192,601	$(27,738)	$(151,727)	$13,136

	December 31, 2021
	Weighted Average Remaining Amortization	Gross Amount	Accumulated Amortization	Net Book Value
	(In years)	(In thousands)
Intangible assets subject to amortization:
Acquired customer relationships	10.5	$179,000	$(8,136)	$170,864
Internally developed software	—	11,391	(11,391)	—
Domain name	9.5	210	(66)	144
Total finite-lived intangible assets, net	10.5	190,601	(19,593)	171,008
Indefinite-lived intangible assets:
Acquired licenses		2,000	—	2,000
Total intangible assets, net		$192,601	$(19,593)	$173,008

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Amortization of intangible assets for the three months ended June 30, 2022 and 2021 was $4.0 million and $0.6 million, respectively. Amortization of intangible assets for the six months ended June 30, 2022 and 2021 was $8.1 million and $1.1 million, respectively.

Total future amortization expense as of June 30, 2022 was as follows:

(In thousands)
Remainder of 2022	$558
2023	1,117
2024	1,117
2025	1,117
2026	1,115
Thereafter	6,112
Total future amortization expense	$11,136
6. Significant Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
Contract assets	$955	$5,359
Deferred contract costs	4,007	4,564
Prepaid insurance	660	6,521
Prepaid other	9,108	7,743
Recording fee advances	3,265	4,243
Other current assets	3,943	3,283
Total prepaid expenses and other current assets	$21,938	$31,713

Recording fee advances represent amounts advanced on behalf of customers in the Title365 segment associated with the recording of mortgage documents. These amounts are primarily recouped within 30 days from funds in the escrow accounts the Company administers.
Property and Equipment, Net
Property and equipment, net, consisted of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
Computer and software	$5,217	$4,287
Furniture and fixtures	1,767	1,559
Leasehold improvements	4,914	4,940
Total property and equipment, gross	11,898	10,786
Accumulated depreciation and amortization	(5,659)	(4,631)
Total property and equipment, net	$6,239	$6,155

Depreciation expense for the three months ended June 30, 2022 and 2021 was $0.6 million and $0.3 million, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was $1.1 million and $0.6 million, respectively.

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
Investments in Non-Marketable Equity Securities
In September 2021, the Company made a $2.5 million equity investment in a privately-held company in exchange for 103,611 shares of Series Growth 1a Preferred Stock. This investment in the equity securities without readily determinable fair value was initially recorded at cost. Subsequently, this investment is measured at cost, less impairment, if any, plus or minus observable price changes in orderly transactions of an identical or similar investment of the same issuer. There were no impairments or adjustments for observable price changes for the three and six months ended June 30, 2022. This investment is presented within other non-current assets on the unaudited condensed consolidated balance sheets.
Other Current Liabilities
Other current liabilities consisted of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
Accrued expenses	$5,284	$5,798
Accrued interest	3,510	3,397
Accrued professional fees	2,379	3,085
Accrued connectivity fees	5,232	4,753
Operating lease liabilities, current portion	4,285	3,856
Payable to Title365 noncontrolling interest holder under transition services agreement	1,222	5,549
Other	1,153	1,224
Total other current liabilities	$23,065	$27,662

Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
Deferred tax liabilities	$—	$2,864
Early exercise liabilities	3,205	6,998
Payroll tax liabilities	967	1,457
Other liabilities	1,834	2,096
Total other long-term liabilities	$6,006	$13,415

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7. Leases
The Company leases its facilities under non-cancelable operating leases with various expiration dates. Leases may contain escalating payments. Restricted cash that is not available for use in operations consists of collateral for standby letters of credit related to the Company’s office lease facilities. Restricted cash balances related to lease obligations as of June 30, 2022 and December 31, 2021 were $5.0 million.

The Company’s total operating lease costs were $1.8 million and $1.2 million for the three months ended June 30, 2022 and 2021, respectively. The Company’s total operating lease costs were $3.6 million and $2.5 million for the six months ended June 30, 2022 and 2021, respectively. The Company’s total operating lease costs include variable costs in the amount of $0.5 million and $0.5 million for the three months ended June 30, 2022 and 2021, and $1.0 million and $0.9 million for the six months ended June 30, 2022 and 2021, respectively. Variable lease costs are primarily comprised of maintenance costs and are determined based on the actual costs incurred during the period. Variable lease payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.

As of June 30, 2022 and December 31, 2021, the weighted average remaining operating lease term was 3.9 years and 4.3 years, respectively. The weighted average discount rate used to estimate operating lease liabilities for leases that existed as of June 30, 2022 and December 31, 2021 was 7.4% and 7.3%, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $1.2 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $2.5 million and $1.7 million for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, maturities of operating lease liabilities were as follows:

(In thousands)
Remainder of 2022	$2,516
2023	5,511
2024	5,239
2025	3,735
2026	1,040
Thereafter	1,574
Total lease payments	19,615
Less: imputed interest	(2,676)
Total operating lease liabilities	$16,939
8. Commitments and Contingencies
Contingencies
From time to time and in the normal course of business, the Company may be subject to various legal matters, such as threatened or pending claims or proceedings. There were no such material matters as of June 30, 2022 or December 31, 2021.

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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company enters into indemnification provisions under (i) its agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers, and landlords and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2022 or December 31, 2021.

The Company has agreed to indemnify its officers and directors to the fullest extent permitted by its amended and restated bylaws and the General Corporation Law of the State of Delaware for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The coverage applies only to acts that occurred during the tenure of the officer or director and has an unlimited term. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2022 or December 31, 2021.
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

The total purchase consideration was $417.7 million, of which $416.8 million was cash consideration. The Company did not record any adjustments to the purchase price allocation during the three months ended June 30, 2022, and the final allocation is as follows:

June 30, 2021
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

The acquisition of Title365 contributed revenue of approximately $31.9 million, and net loss, including the impairment charges, of approximately $361.9 million for the three months ended June 30, 2022. The acquisition of Title365 contributed revenue of approximately $70.6 million, and net loss, including the impairment charges, of approximately $365.1 million for the six months ended June 30, 2022.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Unaudited Pro Forma Financial Information
The following unaudited pro forma information gives effect to the acquisition of Title365 as if it had been completed on January 1, 2021 (the beginning of the comparable prior reporting period). The pro forma financial information presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2021, nor does it attempt to represent the results of future operations of the combined entities under the ownership and operation of the Company. The pro forma results of operations also do not include any cost savings or other synergies that may result from this business combination or any estimated costs that have been or will be incurred by the Company to integrate the acquired assets. These pro forma results are based on estimates and assumptions and include the business combination accounting effects resulting from the transaction, including the amortization charges from acquired intangible assets, employee retention costs, interest expense associated with the credit facility proceeds, which were utilized to partially fund the payment of the purchase consideration, and other purchase accounting adjustments and the related tax effects as though the Company and Title365 were combined as of January 1, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Revenues(1)	$65,539	$93,417	$137,063	$193,079
Net loss	$(476,760)	$(28,272)	$(548,791)	$(5,445)
Net loss attributable to redeemable noncontrolling interest	$(35,777)	$(506)	$(36,037)	$(1,039)
Net loss attributable to Blend Labs, Inc.	$(440,983)	$(27,766)	$(512,754)	$(4,406)
(1) As part of the Company’s evaluation of Title365 accounting policies post-acquisition, Title365 revenue was adjusted to be presented net of insurance premiums paid to the underwriters, in accordance with Principal vs. Agent considerations included in ASC 606, Revenue Recognition.
10. Debt Financing
Debt consisted of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
Term Loan - principal	$225,000	$225,000
Term Loan - exit fee	4,500	4,500
Less: unamortized debt discounts and issuance costs	(14,267)	(15,657)
Total debt	$215,233	$213,843

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

The Term Loan was fully drawn at closing to provide, in part, the cash consideration paid in connection with the acquisition of Title365. The Term Loan was funded and the cash consideration was transferred on July 1, 2021. The Revolving Facility remained available and undrawn as of June 30, 2022.

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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

In connection with the Credit Agreement, the Company issued a Series G preferred stock warrant to purchase 598,431 shares of Class A common stock at an exercise price per share of $13.827822. The terms of the warrant agreement provide the holder with an option to net settle if the fair value of Class A common stock is greater than the exercise price. The net shares to be issued in a cashless exercise are based on the fair value of the Company’s Class A common stock at the time the warrant is exercised. As of June 30, 2022, the warrant has not been exercised. The warrant will expire 10 years from the issue date. The proceeds from the issuance of debt were allocated between the Term Loan and the warrant based on their relative fair values, resulting in a debt discount of approximately $6.8 million for the amount allocated to the warrant and accounted for as paid-in capital.

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

Including the impact of the deferred debt issuance costs and the debt discounts resulting from the exit fee and the warrant, the effective interest rate on the Term Loan was approximately 10.44% as of June 30, 2022. Debt issuance costs, debt discounts, and the Revolving Facility issuance costs are being amortized as interest expense over the term of the Credit Agreement.

The fair value of the Term Loan was approximately $221.1 million and $220.5 million as of June 30, 2022 and December 31, 2021, respectively, and is classified as Level 2 in the fair value hierarchy. The fair value of the Term Loan was measured by applying the income approach, which discounts the future contractual cash flows using a current risk-adjusted rate available to borrowers with similar credit ratings.

The Term Loan and Revolving Facility will mature on June 30, 2026, and the full principal amount of each is due at maturity. No amortization payments are required with respect to either the Term Loan or the Revolving Facility.

The obligations under the Credit Agreement are guaranteed by all of the Company’s domestic subsidiaries (other than Title365 and its direct and indirect subsidiaries, subject to certain thresholds and other exceptions), and secured by a lien on substantially all of the Company’s and its subsidiaries’ assets (other than the equity issued by, and the assets of, Title365 and its direct and indirect subsidiaries, subject to certain thresholds and other exceptions).

The Credit Agreement contains certain customary affirmative and negative covenants, which, in the event of default, may require a mandatory prepayment of amounts due thereunder. The Credit Agreement also contains a minimum liquidity covenant. As of June 30, 2022, the Company was in compliance with these covenants.

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

Subject to the adjustment provisions of and the automatic increase described in the 2021 Plan, a total of 23,000,000 shares of the Company’s Class A common stock were reserved for issuance pursuant to the 2021 Plan, plus 36,101,718 shares of the Company’s Class A common stock reserved for future issuance under the 2012 Plan. Subject to the adjustment provisions of the 2021 Plan, the number of shares available for issuance under the 2021 Plan will also include an annual increase on the first day of each fiscal year beginning on January 1, 2022, equal to the least of (a) 34,500,000 shares of Class A common stock, (b) 5% of the total number of shares of all classes of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year, or (c) such other amount as the Company’s board of directors (or its committee) may determine. Options granted under the 2021 Plan vest over periods ranging from one to four years.

A summary of the stock option activity is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(In thousands)		(In years)	(In thousands)
Balance as of December 31, 2021	31,675	$5.81	8.01	$108,826
Granted	455	$7.15
Exercised	(2,207)	$0.97		$3,171
Cancelled and forfeited	(3,349)	$9.96
Balance as of June 30, 2022	26,574	$5.71	7.24	$10,440

Vested and exercisable as of June 30, 2022	13,371	$4.08	6.41	$9,244

The weighted average grant-date fair value of options granted during the three months ended June 30, 2022 and 2021 was $1.52 and $5.67 per share, respectively. The total fair value of options vested during the three months ended June 30, 2022 and 2021 was $10.3 million and $4.0 million, respectively.

The weighted average grant-date fair value of options granted during the six months ended June 30, 2022 and 2021 was $3.31 and $6.56 per share, respectively. The total fair value of options vested during the six months ended June 30, 2022 and 2021 was $19.3 million and $6.5 million, respectively.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The estimated grant date fair values of the employee stock options granted under the 2012 Plan and 2021 Plan were calculated using the Black-Scholes Merton Option pricing model based on the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected term (years)	5.00	5.83	5.23	5.98
Expected volatility	52.63%	32.86%	50.30%	32.86%
Risk-free interest rate	2.92%	0.97%	2.01%	1.06%
Expected dividend yield	—	—	—	—

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

As of June 30, 2022, the total unrecognized stock-based compensation expense for stock options issued under the 2012 Plan and the 2021 Plan was approximately $47.0 million, which is expected to be recognized over a weighted average period of 2.5 years.
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

As of June 30, 2022 and December 31, 2021, 846,605 and 1,819,558 shares of Class A common stock were subject to repurchase. As of June 30, 2022 and December 31, 2021, the cash proceeds received for unvested shares of Class A common stock presented within other long-term liabilities in the unaudited condensed consolidated balance sheets were $3.2 million and $7.0 million, respectively.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted average grant date fair value per share
	(In thousands)
Balance as of December 31, 2021	2,589	$8.91
Granted	7,818	$7.34
Vested	(2,394)	$8.53
Cancelled and forfeited	(1,030)	$8.51
Balance as of June 30, 2022	6,983	$7.31

As of June 30, 2022, there was $40.0 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 0.6 years. RSUs granted under the 2021 Plan generally vest quarterly over a period of one year from the grant date.

The total fair value of RSUs vested during the three months ended June 30, 2022 was $15.7 million. The total fair value of RSUs vested during the six months ended June 30, 2022 was $20.4 million.
Performance Stock Award
In March 2022, the Company’s board of directors granted a performance stock award that provides for the issuance of up to 125,732 shares of Class A common stock that will vest in February 2023 upon satisfaction of a performance condition. As of June 30, 2022, the Company believes it is improbable that the performance condition will be satisfied, thus no expense was recognized for the three and six months ended June 30, 2022 and the immaterial expense recognized in the prior period was reversed.

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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

In July 2021, the first tranche of 1,954,289 shares of the Co-Founder and Head of Blend stock option award vested upon completion of the IPO. The total stock-based compensation expense recognized for this award for the three and six months ended June 30, 2022 was $4.9 million and $9.7 million, respectively. No expense was recorded for the three and six months ended June 30, 2021 because the satisfaction of the IPO performance condition was not yet probable. The total unrecognized compensation expense related to the award for all tranches was $36.2 million as of June 30, 2022, which will be recognized over an estimated weighted average remaining period of 3.0 years.
Stock-Based Compensation Expense
The Company’s stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Cost of revenue	$550	$157	$1,043	$215
Research and development	12,516	2,832	22,382	4,218
Sales and marketing	3,179	1,924	5,702	3,297
General and administrative	13,003	1,696	24,433	2,895
Total	$29,248	$6,609	$53,560	$10,625
12. Restructuring
April Workforce Reduction Plan
In April 2022, the Company committed to a workforce reduction plan (the “April Plan”) as part of its broader efforts to improve cost efficiency and better align its operating structure with its business activities. The focus of the April Plan is on streamlining the Company’s title operations as well as its general and administrative functions. The April Plan includes the elimination of approximately 200 positions across the Company, or approximately 10% of the Company’s current workforce.
The execution of the April Plan was substantially completed in June 2022. The restructuring charges amounted to approximately $6.4 million and consisted primarily of cash expenditures for severance payments, employee benefits, payroll taxes and related facilitation costs. As of June 30, 2022, the Company has approximately $1.7 million remaining in accrued severance costs, which are included in accrued compensation on the unaudited condensed consolidated balance sheet.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
13. Income Taxes
The Company recorded an income tax expense of $0.1 million for the three months ended June 30, 2022, consisting of state and foreign income taxes. The Company recorded an income tax benefit of $2.7 million for the six months ended June 30, 2022, consisting of a $2.9 million deferred tax benefit resulting from an adjustment to the valuation allowance and a current tax expense of $0.2 million consisting of state and foreign income taxes. The Company’s provision for income taxes for the three and six months ended June 30, 2022 was not impacted by the impairment of non-deductible goodwill and the impairment of the customer relationship intangible asset due to the offsetting valuation allowance adjustment.

The Company recorded an income tax benefit of $45.3 million for the three and six months ended June 30, 2021, associated with the partial release of Blend’s historical valuation allowance resulting from the recognition of a deferred tax liability in connection with the Title365 acquisition. In the three and six months ended June 30, 2021, the Company did not recognize any foreign tax expense and the state tax expense was not material.

The Company reassessed the ability to realize deferred tax assets by considering the available positive and negative evidence. As of June 30, 2022, the Company concluded that its net deferred tax assets are not more-likely-than-not to be realized and maintained a full valuation allowance against such net deferred tax assets. Primarily as a result of changes in U.S. tax law requiring capitalization and amortization of research and development costs for tax purposes, in March 2022, the Company reduced its valuation allowance by $2.9 million resulting in a corresponding reduction in the net deferred tax liability.

As of June 30, 2022, the Company files tax returns in the U.S. federal and various state jurisdictions. Due to the Company’s U.S. net operating loss carryforwards, its income tax returns generally remain subject to examination by federal and most state tax authorities. Beginning in 2022, the Company’s subsidiary files income tax returns in India which are subject to examination by tax authorities in India.
14. Net Loss Per Share
The Company computes net loss per share using the two-class method required for multiple classes of common stock. The Company has three classes of authorized common stock for which voting rights differ by class.

The two-class method requires income available to common stockholders for the period to be allocated between shares of common stock and participating securities based upon their respective rights to receive dividends as if all earnings for the period had been distributed. Prior to the IPO, the Company considered any issued and outstanding Convertible Preferred Stock to be participating securities as the holders of the convertible preferred shares were entitled to dividends in priority to any dividend declared and paid to the holders of common stock. These participating securities did not contractually require the holders of such shares to participate in the Company’s losses. As such, net loss for the periods presented was not allocated to the Company’s participating securities.

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

	Three Months Ended June 30,
	2022		2021
	Class A Common	Class B Common	Class A Common	Class B Common
	(In thousands, except per share data)
Numerator:
Net (loss) income attributable to Blend Labs, Inc.	$(417,389)	$(23,982)	$4,111	$1,655
Less: accretion of RNCI to redemption value	(34,997)	(2,011)	—	—
Less: undistributed earnings allocated to participating securities	—	—	(4,111)	(1,655)
Net loss attributable to Blend Labs, Inc common stockholders	$(452,386)	$(25,993)	$—	$—

Denominator:
Weighted average common stock outstanding, basic	219,868	12,633	37,042	14,914
Effect of dilutive securities	—	—	24,955	953
Weighted average diluted securities	219,868	12,633	61,997	15,867

Net loss per share attributable to Blend Labs, Inc.:
Basic and diluted	$(2.06)	$(2.06)	$0.00	$0.00

	Six Months Ended June 30,
	2022		2021
	Class A Common	Class B Common	Class A Common	Class B Common
	(In thousands, except per share data)
Numerator:
Net loss attributable to Blend Labs, Inc.	$(485,445)	$(28,030)	$(14,730)	$(6,571)
Less: accretion of RNCI to redemption value	(36,351)	(2,099)	—	—
Net loss attributable to Blend Labs, Inc common stockholders	$(521,796)	$(30,129)	$(14,730)	$(6,571)

Denominator:
Weighted average common stock outstanding, basic and diluted	218,788	12,633	33,571	14,976
Net loss per share attributable to Blend Labs, Inc.:
Basic and diluted	$(2.38)	$(2.38)	$(0.44)	$(0.44)

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following potential shares of common stock were excluded from the computation of diluted net earnings per share attributable to the Company for the periods presented because including them would have been antidilutive as the Company has reported net loss for each of the periods presented:

	As of June 30,
	2022	2021
	(In thousands)
Outstanding stock options	26,574	31,264
Early exercised options subject to repurchase	847	3,110
Non-plan Co-Founder and Head of Blend options	26,057	26,057
Unvested restricted stock units	6,983	—
Unvested performance stock award	126	—
Common stock warrants	598	1,270
Founders convertible preferred stock	—	692
Convertible preferred stock	—	146,181
Total antidilutive securities	61,185	208,574

179,603 potential shares of common stock were excluded from the computation of diluted net earnings per share attributable to common stockholders for the three months ended June 30, 2021 because including them would have been antidilutive:

Three months ended
June 30, 2021
(In thousands)
Outstanding stock options	6,534
Early exercised options subject to repurchase	139
Non plan executive grant	26,057
Founders preferred stock	692
Convertible preferred stock	146,181
Total anti-dilutive securities	179,603
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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table provides information about each reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Segment revenue:
Blend Platform	$33,601	$32,062	$66,177	$63,937
Title365	31,938	—	70,886	—
Total revenue	$65,539	$32,062	$137,063	$63,937

Segment gross profit:
Blend Platform	$20,373	$19,702	$40,548	$40,717
Title365	4,892	—	13,586	—
Total gross profit	25,265	19,702	54,134	40,717

Operating expenses:
Research and development	35,500	20,884	70,606	37,958
Sales and marketing	22,438	18,271	44,779	34,136
General and administrative	36,472	20,181	73,574	35,464
Amortization of acquired intangible assets	4,068	—	8,136	—
Impairment of intangible assets and goodwill	391,823	—	391,823	—
Restructuring	6,380	—	6,380	—
Total operating expenses	496,681	59,336	595,298	107,558
Loss from operations	(471,416)	(39,634)	(541,164)	(66,841)
Interest expense	(5,726)	—	(11,284)	—
Other income (expense), net	6	112	97	262
Loss before income taxes	$(477,136)	$(39,522)	$(552,351)	$(66,579)

16. Subsequent Events
In August 2022, the Company committed to a workforce reduction plan (the “August Plan”) as part of its broader efforts to continue to improve cost efficiency and better align its operating structure with its business activities. The August Plan includes the elimination of approximately 220 positions across the Company, or approximately 11% of the Company’s current workforce. The Company estimates that it will incur approximately $4.0 million in charges in connection with the August Plan, consisting of cash expenditures for severance payments, employee benefits, payroll taxes and related facilitation costs. The Company expects that execution of the August Plan, including cash payments, will be substantially complete in the third quarter of 2022.

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
Overview
Blend Labs, Inc. was founded in 2012 with a vision to bring simplicity and transparency to financial services, so everyone can gain access to the capital they need to lead better lives. To realize this vision, we have built a market-leading cloud-based software platform for financial services firms that is designed to power the end-to-end consumer journey for any banking product. Our software platform was built in an extensible, modular, and configurable fashion to support continued product expansion. We have technology, data, and service providers on our software platform, including an extensive marketplace of insurance carriers, realtors, and settlement agencies. Our products and marketplaces provide multiple opportunities for us to serve financial services firms and consumers and drive revenue growth.

Our growth reflects continued product innovation and increased transaction volume as we continue to attract financial services firms to our software platform and grow with them as they serve consumers. Financial services firms have been shifting for years to a digital-first approach to acquiring consumers, delivering products, and deepening existing consumer relationships. This imperative to compete through digital-first consumer experiences creates a compelling opportunity for Blend. We believe there is a large, untapped opportunity to provide additional product offerings and drive increased transaction volume for financial institutions and consumers using our software platform.

We are continually seeking to enhance the end-to-end banking journeys we power through our software platform. To accelerate the adoption of innovations in our mortgage and home equity products, on June 30, 2021 we acquired 90.1% ownership of Title365, a leading title insurance agency that offers title, escrow and other settlement services.
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

For the three months ended June 30, 2022, we have seen a 5% increase in total banking transactions on our software platform compared to the three months ended June 30, 2021, and we attribute a portion of this increase to the ongoing need for digital transformation at financial services firms. This increase was driven in particular by an increase in consumer banking transactions, which underscores the diversification of our platform’s product suite as the banking industry continues to digitize in order to meet consumers’ expectations on delivering a single platform across all products, channels, and parts of the transaction.

However, the mortgage market is heavily influenced by government policies and overall economic conditions. The real estate environment, including interest rates and general economic activity, typically impact the demand for mortgage and mortgage related products. Recent changes in these areas have impacted our results of operations. Purchase volume and refinance activity were strong in 2021 and 2020 relative to historical averages over the preceding decade; however, variability of interest rates due to efforts by the Federal Reserve to manage rising inflation, combined with ongoing supply constraints, have resulted in a decline in the outlook for mortgage origination activity and could bring further reductions in future periods. In their latest published update, the Mortgage Bankers Association (“MBA”) indicated that overall mortgage originations, including refinancing loans, are expected to steadily decline in 2022 and into the first half of 2023. As a large portion of our revenue is driven by mortgage and mortgage related transaction volumes, declines in the mortgage origination volumes have had, and are likely to continue to have, adverse effects on our business.

For the three months ended June 30, 2022, we have seen a 25% decrease in mortgage transactions, particularly refinance transactions, on our software platform compared to the three months ended June 30, 2021, and we attribute the majority of this decrease to rapidly rising interest rates, decreased housing affordability, and uncertain worldwide political and economic conditions. Overall industry origination volumes, as reported by the MBA, have decreased by 37% over the same period.

The future impact of the economic slowdown and COVID-19 pandemic on our business remains uncertain. See the section titled “Risk Factors” for further discussion of the challenges and risks we have encountered and could encounter related to the conditions in our industry, global economy, and COVID-19 pandemic.
Workforce Reduction Plans
We have implemented certain workforce actions as part of our broader efforts to improve cost efficiency and better align our operating structure with our business activities. The focus of such workforce actions is on streamlining our title operations as well as our general and administrative functions.
In April 2022, we committed to a workforce reduction plan (the “April Plan”) that eliminated approximately 200 positions across the Company, or approximately 10% of our current workforce. We incurred approximately $6.4 million in charges in connection with the April Plan, which consisted of cash expenditures for severance payments, employee benefits, payroll taxes and related facilitation costs. The execution of the April Plan was substantially completed in the second quarter of 2022 and we started realizing the cost savings from the April Plan in the third quarter of 2022.

In August 2022, we committed to another workforce reduction plan (the “August Plan” and, together with the April Plan, the “Workforce Reduction Plans” or the “Plans”) that eliminated approximately 220 additional positions across the Company. We expect to incur approximately $4.0 million in charges in connection with the August Plan, consisting of cash expenditures for severance payments, employee benefits, payroll taxes and related facilitation costs. We expect that execution of the August Plan, including cash payments, will be substantially complete in the third quarter of 2022. The eliminated positions represent an annualized compensation expense of approximately $27.3 million, and we expect to start realizing the cost savings from the August Plan in the fourth quarter of 2022.

We may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of the Plans. Our implementation of the Plans and related initiatives is subject to risks and uncertainties, including the possibility that there are impediments to our ability to execute the Plans or related initiatives as currently contemplated, the actual charges in implementing the Plans or related initiatives are higher than anticipated, there are changes to the assumptions on which the estimated charges associated with the Plans or related initiatives are based, we are unable to achieve our projected cost savings in connection with the Plans or related initiatives, or there are unintended consequences from the Plans or related initiatives that impact our business.
Impairment of Intangible Assets and Goodwill
Due to a continued decline in economic and market conditions, including a decline in our market capitalization and current and projected declines in the operating results of the Title365 reporting unit, we determined that conditions existed as of June 30, 2022 that triggered an interim quantitative impairment analysis.

We determined the fair value of the Title365 reporting unit utilizing an income approach derived from a discounted cash flow methodology. The excess of the carrying value over the fair value is recognized as an impairment loss and allocated to assets for which the carrying value exceeds the respective asset’s fair value. Certain assets, such as property and equipment and operating lease right-of-use assets, were not allocated any impairment as the values of such assets approximated their respective carrying amounts. For customer relationships intangible asset, the fair value was also determined under an income approach derived from a discounted cash flow methodology. We also estimated the fair value of the Blend Platform reporting unit using both a market approach and an income approach and reconciled the aggregate fair values of our reporting units to our market capitalization adjusted for an estimated control premium. In estimating the fair value of the reporting units and intangible assets, we considered a number of factors, including business plans, economic projections, anticipated future cash flows, comparable transactions and other market data. There are inherent uncertainties related to these factors and management's judgment in applying them in the impairment tests of goodwill and intangible assets.

Based on the results of this analysis, we determined that the carrying values of goodwill and customer relationship intangible assets exceeded their respective estimated fair values and recorded impairment charges of $240.1 million and $151.7 million, respectively. Refer to Note 5, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.

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
Title365 - Closed Orders
In our Title365 segment, closed orders represent the number of orders for title insurance and escrow services provided in connection with refinance transactions that were successfully fulfilled in each period with the issuance of a title insurance policy and provision of escrow services. The volume of closed orders is affected by the overall level of real estate activity, which is cyclical in nature and is affected by a number of factors, including the availability of mortgage credit, the cost of real estate, interest rate volatility, consumer confidence, employment and family income levels, and general economic conditions.

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

The following tables set forth our key business metrics:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Blend Platform banking transactions:
Mortgage banking transactions(1)	348	461	728	908
Consumer banking transactions(1)	215	76	375	124
Total Blend Platform banking transactions	563	537	1,103	1,032

Title365 closed orders	14	N/A	41	N/A
(1) Includes estimated transactions for funded loans not yet reported for the second quarter 2022.
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

Our customers have the ability to access our platform under subscription arrangements, in which customers commit to a minimum number of completed transactions at specified prices over the contract term, or under usage-based arrangements, in which customers pay in arrears a variable amount for completed transactions at specified prices. Our subscription arrangements are generally noncancelable, and we may also earn additional overage fees if the number of completed transactions exceeds the contractual amounts. Our usage-based arrangements generally can be terminated at any time by the customer. We recognize revenue ratably for our subscription arrangements because the customer receives and consumes the benefits of our platform throughout the contract period. We recognize fees for usage-based arrangements as the completed transactions are processed using our platform. Over the last several quarters, we have seen a shift in our customer contracts towards usage-based arrangements. Revenue from usage-based arrangements represented 52% and 24% of our Blend Platform segment revenue for six months ended June 30, 2022 and 2021, respectively.

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

We expect that rising mortgage interest rates in the near term will drive down transaction volume, especially refinance transactions volume, which will adversely affect both Blend Platform and Title365 revenue. While we believe that the Blend Platform segment will continue to deliver positive growth overall, we expect that the title insurance and other services revenue within the Title365 segment will face significant headwinds to growth, and a decline due to the projected mortgage industry origination volume decline as described above within Recent Developments. We are continuing to evaluate the rapid changes within the mortgage industry and the impact to our segments and their projected operating results, both in the near term and over a longer time horizon.
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
Impairment of intangible assets and goodwill
Impairment of intangible assets and goodwill assets relates to charges recorded based on the results of the interim quantitative impairment analysis performed in response to certain triggering events, such as a continued decline in economic and market conditions, decline in our market capitalization, and current and projected declines in the operating results of the Title365 reporting unit. We determined that the carrying values of goodwill and customer relationship intangible assets exceeded their respective estimated fair values and recorded impairment charges of $240.1 million and $151.7 million, respectively. Refer to Note 5, “Goodwill and Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.

Restructuring
The restructuring charges relate to the April Plan, under which we eliminated approximately 200 positions, are comprised of $6.4 million in cash expenditures for severance payments, employee benefits, payroll taxes and related facilitation costs.
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
Income Taxes
Provision for income taxes consists primarily of U.S. state income taxes and adjustments to the valuation allowance. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is not more likely than not that such net deferred tax assets will be realized. For the six months ended June 30, 2022, we recognized an income tax benefit of $2.7 million, consisting of a $2.9 million deferred tax benefit resulting from a partial release of the valuation allowance and a current tax expense of $0.2 million consisting of state and foreign income taxes. The partial release of the valuation allowance was primarily due to changes in U.S. tax law requiring capitalization and amortization of research and development costs for tax purposes.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Revenue	$65,539	$32,062	$137,063	$63,937
Cost of revenue(1)	40,274	12,360	82,929	23,220
Gross profit	25,265	19,702	54,134	40,717
Operating expenses:
Research and development(1)	35,500	20,884	70,606	37,958
Sales and marketing(1)	22,438	18,271	44,779	34,136
General and administrative(1)	36,472	20,181	73,574	35,464
Amortization of acquired intangible assets	4,068	—	8,136	—
Impairment of intangible assets and goodwill	391,823	—	391,823	—
Restructuring	6,380	—	6,380	—
Total operating expenses	496,681	59,336	595,298	107,558
Loss from operations	(471,416)	(39,634)	(541,164)	(66,841)
Interest expense	(5,726)	—	(11,284)	—
Other income (expense), net	6	112	97	262
Loss before income taxes	(477,136)	(39,522)	(552,351)	(66,579)
Income tax (expense) benefit	(66)	45,288	2,731	45,278
Net (loss) income	$(477,202)	$5,766	$(549,620)	$(21,301)
________
(1)Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Cost of revenue	$550	$157	$1,043	$215
Research and development	12,516	2,832	22,382	4,218
Sales and marketing	3,179	1,924	5,702	3,297
General and administrative	13,003	1,696	24,433	2,895
Total stock-based compensation	$29,248	$6,609	$53,560	$10,625

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(as a % of revenue)*
Revenue	100%	100%	100%	100%
Cost of revenue	61	39	61	36
Gross margin	39	61	39	64
Operating expenses:
Research and development	54	65	52	59
Sales and marketing	34	57	33	53
General and administrative	56	63	54	55
Amortization of acquired intangible assets	6	—	6	—
Impairment of intangible assets and goodwill	598	—	286	—
Restructuring	10	—	5	—
Total operating expenses	758	185	434	168
Loss from operations	(719)	(124)	(395)	(105)
Interest expense	(9)	—	(8)	—
Other income (expense), net	—	—	—	—
Loss before income taxes	(728)	(123)	(403)	(104)
Income tax (expense) benefit	—	141	2	71
Net (loss) income	(728)%	18%	(401)%	(33)%
____________
*Certain percentages may not foot due to rounding
Comparison of the Three Months Ended June 30, 2022 and 2021
Revenue and Cost of Revenue

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(In thousands)
Segment revenue:
Blend Platform:
Mortgage Banking	$23,891	$25,390	$(1,499)	(6%)
Consumer Banking and Marketplace	8,512	5,569	2,943	53%
Professional Services	1,198	1,103	95	9%
Total Blend Platform	33,601	32,062	1,539	5%
Title365	31,938	—	31,938	N/A
Total revenue	$65,539	$32,062	$33,477	104%
Segment cost of revenue:
Blend Platform	$13,228	$12,360	$868	7%
Title365	27,046	—	27,046	N/A
Total cost of revenue	$40,274	$12,360	$27,914	226%
Segment gross profit:
Blend Platform	$20,373	$19,702	$671	3%
Title365	4,892	—	4,892	N/A
Total gross profit	$25,265	$19,702	$5,563	28%

Revenue increased $33.5 million, or 104%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, driven by an increase of $31.9 million due to the inclusion of revenue from Title365 and an increase in Blend Platform revenue of $1.5 million, or 5%. Within Blend Platform revenue, Mortgage Banking revenue decreased $1.5 million, or (6%), primarily due to the lower volume of mortgage banking transactions, particularly refinance transactions, with our customers, Consumer Banking and Marketplace revenue increased $2.9 million, or 53%, primarily due to an increase in the volume of transactions related to our integrated software solutions outside of mortgage, including ancillary products and marketplace offerings, and Professional Services revenue increased by $0.1 million, or 9%, primarily due to an increase in professional services associated with the deployment and support of our platform.

Cost of revenue increased $27.9 million, or 226%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, driven by an increase of $27.0 million due to the inclusion of costs associated with the operations of Title365, and an increase in Blend Platform cost of revenue of $0.9 million, or 7%. The increase in Blend Platform cost of revenue was primarily due to an increase in hosting costs to support the volume of transactions on our platform.
Operating Expenses

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$35,500	$20,884	$14,616	70%
Sales and marketing	22,438	18,271	4,167	23%
General and administrative	36,472	20,181	16,291	81%
Amortization of acquired intangible assets	4,068	—	4,068	N/A
Impairment of intangible assets and goodwill	391,823	—	391,823	N/A
Restructuring	6,380	—	6,380	N/A
Total operating expenses	$496,681	$59,336	$437,345	737%
Research and Development
Research and development expenses increased $14.6 million, or 70%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to a $9.7 million increase in stock-based compensation, a $4.7 million increase in personnel-related expenses primarily attributable to an increase in research and development headcount dedicated to the ongoing investment in our products, and a $0.7 million increase in software and hosting services to support the growth in our business and the increased volume of transactions on our platform. These amounts were offset by a $0.3 million decrease in professional and outside services.
Sales and Marketing
Sales and marketing expenses increased $4.2 million, or 23%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to a $1.6 million increase due to the inclusion of sales and marketing expenses from the operations of Title365, a $1.4 million increase in commission expenses, a $1.2 million increase in stock-based compensation, and a $0.6 million increase in personnel-related expenses primarily attributable to an increase in sales and marketing headcount. These amounts were offset by a $0.7 million decrease in advertising and promotion costs.
General and Administrative
General and administrative expenses increased $16.3 million, or 81% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to an $8.3 million increase due to the inclusion of general and administrative expenses from the operations of Title365, an $11.2 million increase in stock-based compensation, of which $4.9 million related to the stock option award with market-based performance targets granted to our Co-Founder and Head of Blend, and a $2.6 million increase in insurance related to our public company structure. These amounts were offset by a $6.2 million decrease in costs related to our acquisition of Title365, primarily due to transaction and diligence costs that were incurred in the three months ended June 30, 2021.

Amortization of acquired intangible assets
Amortization of acquired intangibles assets increased $4.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, due to the amortization of the customer relationships intangible asset acquired in the Title365 business combination.
Impairment of intangible assets and goodwill
Impairment of intangible assets and goodwill increased $391.8 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, due to the impairment charges recorded in connection with an interim quantitative impairment review of the intangible assets and goodwill within the Title365 reporting unit performed as of June 30, 2022.
Restructuring
Restructuring expenses increased $6.4 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to the execution of the April Plan during the three months ended June 30, 2022. The restructuring charges included cash expenditures for severance payments, employee benefits, payroll taxes and related facilitation costs.
Comparison of the Six Months Ended June 30, 2022 and 2021
Revenue and Cost of Revenue

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(In thousands)
Segment revenue:
Blend Platform:
Mortgage Banking	$48,375	$51,825	$(3,450)	(7%)
Consumer Banking and Marketplace	15,482	10,217	5,265	52%
Professional Services	2,320	1,895	425	22%
Total Blend Platform	66,177	63,937	2,240	4%
Title365	70,886	—	70,886	N/A
Total revenue	$137,063	$63,937	$73,126	114%
Segment cost of revenue:
Blend Platform	$25,629	$23,220	$2,409	10%
Title365	57,300	—	57,300	N/A
Total cost of revenue	$82,929	$23,220	$59,709	257%
Segment gross profit:
Blend Platform	$40,548	$40,717	$(169)	—%
Title365	13,586	—	13,586	N/A
Total gross profit	$54,134	$40,717	$13,417	33%

Revenue increased $73.1 million, or 114%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, driven by an increase of $70.9 million due to the inclusion of revenue from Title365 and an increase in Blend Platform revenue of $2.2 million, or 4%. Within Blend Platform, Mortgage Banking revenue decreased $3.5 million, or 7%, primarily due to the lower volume of mortgage banking transactions, particularly refinance transactions, with our customers, Consumer Banking and Marketplace revenue increased $5.3 million, or 52%, primarily due to an increase in revenue from our integrated software solutions outside of mortgage, including ancillary products and marketplace offerings, and Professional Services revenue increased by $0.4 million, or 22%, primarily due to an increase in professional services associated with the deployment and support of our platform.

Cost of revenue increased $59.7 million, or 257%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, driven by an increase of $57.3 million due to the inclusion of costs associated with the operations of Title365 and an increase in Blend Platform cost of revenue of $2.4 million, or 10%. The increase in Blend Platform cost of revenue was primarily due to an increase in third-party hosting costs and software licenses to support continued growth and expanded operations.

Operating Expenses

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$70,606	$37,958	$32,648	86%
Sales and marketing	44,779	34,136	10,643	31%
General and administrative	73,574	35,464	38,110	107%
Amortization of acquired intangible assets	8,136	—	8,136	N/A
Impairment of intangible assets and goodwill	391,823	—	391,823	N/A
Restructuring	6,380	—	6,380	N/A
Total operating expenses	$595,298	$107,558	$487,740	453%
Research and Development
Research and development expenses increased $32.6 million, or 86%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to a $18.2 million increase in stock-based compensation, a $13.2 million increase in personnel-related expenses primarily attributable to an increase in research and development headcount dedicated to the ongoing investment in our products, and a $1.5 million increase in software and hosting services to support the growth in our business and increased volume of transactions on our platform. The overall increase was partially offset by a $0.2 million decrease in professional and outside services.
Sales and Marketing
Sales and marketing expenses increased $10.6 million, or 31%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to a $3.3 million increase due to the inclusion of sales and marketing expenses from the operations of Title365, a $3.5 million increase in personnel-related expenses primarily attributable to an increase in sales and marketing headcount, a $2.4 million increase in stock-based compensation, a $1.2 million increase in commission expense, a $0.6 million increase in trade show and conferences, and a $0.5 million increase in software and hosting costs. The overall increase was partially offset by a $0.6 million decrease in general marketing and promotional activities.
General and Administrative
General and administrative expenses increased $38.1 million, or 107%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to a $15.8 million increase due to the inclusion of general and administrative expenses from the operations of Title365, a $21.3 million increase in stock-based compensation, of which $9.7 million related to the stock option award with market-based performance targets granted to our Co-Founder and Head of Blend, a $5.5 million increase in insurance related to our public company structure, and a $3.7 million increase in personnel-related expenses primarily attributable to an increase in our administrative, finance and accounting, legal, and human resources headcount necessary to support the growth in our business. These amounts were offset by a $8.6 million decrease in costs related to our acquisition of Title365, primarily due to transaction and diligence costs that were incurred in the six months ended June 30, 2021, and a $0.6 million decrease in professional fees.
Amortization of acquired intangible assets
Amortization of acquired intangibles assets increased $8.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, due to the amortization of the customer relationships intangible asset acquired in Title365 business combination.
Impairment of intangible assets and goodwill
Impairment of intangible assets and goodwill increased $391.8 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, due to the impairment charges recorded in connection with an interim quantitative impairment review of the intangible assets and goodwill within the Title365 reporting unit performed as of June 30, 2022.

Restructuring
Restructuring expenses increased $6.4 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to the execution of the April Plan during the three months ended June 30, 2022. The restructuring charges included cash expenditures for severance payments, employee benefits, payroll taxes and related facilitation costs.
Liquidity and Capital Resources
As of June 30, 2022, our principal sources of liquidity were cash, cash equivalents, marketable securities of $450.5 million, and availability of credit under our $25.0 million senior secured revolving credit facility. Cash and cash equivalents are comprised of bank deposits and money market funds. Marketable securities are comprised of U.S. treasury and agency securities, commercial paper, and corporate debt securities. Most of our cash and cash equivalents are held in the United States. Since our inception, we have financed our operations primarily through proceeds from the issuance of our stock and warrants and cash generated from the sale of our product offerings.

We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $956.2 million as of June 30, 2022. We expect to continue to incur operating losses for the foreseeable future due to the investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business.
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

In April 2022, we committed to a workforce reduction plan (the “April Plan”) as part of our broader efforts to improve cost efficiency and better align our operating structure with our business activities. The April Plan includes the elimination of approximately 200 positions across the Company, or approximately 10% of our current workforce. We incurred approximately $6.4 million in charges in connection with the April Plan, which consisted of cash expenditures for severance payments, employee benefits, payroll taxes, and related facilitation costs. The execution of the April Plan was substantially completed in the second quarter of 2022. In August 2022, we committed to another workforce reduction plan (the “August Plan”) that eliminated approximately 220 additional positions across the Company. We expect to incur approximately $4.0 million in charges in connection with the August Plan, consisting of cash expenditures for severance payments, employee benefits, payroll taxes and related facilitation costs. We expect that execution of the August Plan, including cash payments, will be substantially complete in the third quarter of 2022. The eliminated positions represent an annualized compensation expense of approximately $27.3 million, and we expect to start realizing the cost savings from the August Plan in the fourth quarter of 2022.

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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Net cash used in operating activities	$(92,600)	$(53,101)
Net cash provided by investing activities	10,857	39,289
Net cash provided by financing activities	1,239	342,607
Effect of exchange rates on cash, cash equivalents, and restricted cash	105	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(80,399)	$328,795
Cash Used in Operating Activities
Our largest source of operating cash is cash collections from our customers, and our primary uses of cash in operations are for employee-related expenditures, sales and marketing expenses, and third-party hosting costs.

Net cash used in operating activities for the six months ended June 30, 2022 and 2021, was $92.6 million and $53.1 million, respectively. The increase in cash used in operations reflects an increase in our net loss adjusted for noncash items, including charges associated with the impairment of goodwill and intangible assets, stock-based compensation, depreciation and amortization, change in deferred taxes, amortization of deferred contract costs, amortization of operating lease right-of-use assets, and amortization of debt discount and issuance costs on our long-term debt, and changes in operating assets and liabilities. Fluctuations in operating assets and liabilities are affected primarily by changes in trade and other receivables, prepaid expenses and other current assets, accrued compensation, deferred revenue, accounts payable and other liabilities.

Cash Provided by Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2022 was $10.9 million, which was primarily due to the sales and maturities of marketable securities of $61.8 million, mostly offset by $49.8 million used in purchases of marketable securities and $1.2 million in purchases of property and equipment.

Net cash provided by investing activities during the six months ended June 30, 2021 was $39.3 million, which was primarily the result of the sales and maturities of marketable securities of $74.8 million, partially offset by purchases of marketable securities of $48.9 million and the purchase of another investment of $3.0 million, and $16.8 million cash acquired in connection with our acquisition of Title365.

Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2022 was $1.2 million, primarily consisting of proceeds from the exercises of stock options of $1.6 million, net of repurchases.

Net cash provided by financing activities for the six months ended June 30, 2021 was $342.6 million, reflecting net proceeds from issuance of Series G convertible preferred stock of $309.7 million, proceeds from the exercises of stock options of $23.4 million, proceeds from the exercise of convertible preferred stock warrants of $10.2 million, and proceeds from the repayment of employee promissory note of $2.9 million, partially offset by the payment of deferred offering costs of $3.0 million.

Off-Balance Sheet Arrangements
We administer escrow and trust deposits held at third-party financial institutions representing funds received under real estate contracts, escrowed funds received under escrow agreements, and/or undisbursed amounts received for settlement of mortgage and home equity loans. Cash held for these purposes was approximately $12.7 million, net of outstanding checks in transit of $58.0 million as of June 30, 2022. These funds are not considered assets of ours and, therefore, are not included in our consolidated balance sheet; however, we are contingently liable for the disposition of these funds on behalf of consumers. As of June 30, 2022, we did not have any other relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with the U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows could be affected.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:

Interest Rate Risk
We had cash and cash equivalents of $132.7 million and marketable securities of $317.8 million as of June 30, 2022, which consisted of bank deposits, money market funds, U.S. treasury and agency securities, commercial paper, and corporate debt securities. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points change in interest rates during any of the periods presented would not have had a material impact on our investments.

As of June 30, 2022, we had $225.0 million of principal outstanding under our Term Loan. An increase of 100 basis points in the applicable interest rate would increase our annual interest expense by approximately $2.3 million. A decrease of 100 basis points in the applicable rate would not have an impact on our annual interest expense as such reduction would be below the minimum rate specified in the Credit Agreement. In April 2022, The LIBOR rate applicable to our Term Loan exceeded the floor of 1.00%, and as result our interest rate increased from 8.50% to 8.74%, which will increase our annual interest expense by approximately $0.5 million.

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

•The impairment of intangible assets and goodwill arising from our acquisitions may have an adverse effect on our business, financial condition, and results of operations;
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

You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short term and decline in the long term. Our revenue growth rate may decline in future periods as the size of our business grows and as we achieve higher market adoption rates. Our revenue growth may slow or revenue may decline for a number of other possible reasons, including reduced demand for our products and services, insufficient growth in the number of financial services firms that utilize our products and services or the lack of expansion of products and services within our existing customer base, transaction volume and mix, particularly with our significant customers, increased competition, a decrease in the growth or reduction in size of our overall market, unintended consequences from the Workforce Reduction Plans or related initiatives that impact our business, or if we fail for any reason to capitalize on growth opportunities, general economic conditions, and the maturation of our business, among others. We also expect to continue to make investments in the development and expansion of our business, which may not result in increased revenue or growth. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.
We have a history of net losses, and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses in each period since our inception in 2012, and we may not be able to achieve or maintain profitability in the future. For example, we incurred a net loss of $169.9 million and $74.6 million in the years ended December 31, 2021 and 2020, respectively, and as of December 31, 2021 and December 31, 2020, we had an accumulated deficit of $442.8 million and $272.9 million, respectively. We expect our costs will increase over time and our losses to continue as we expect to invest significant additional funds towards growing our business and operating as a public company. We have expended and expect to continue to expend substantial financial and other resources on product development, including investments in our product, engineering, and design teams and the development of new products and new functionality for our existing products and our platform; our technology infrastructure, including systems architecture, management tools, scalability, availability, performance, and security, as well as disaster recovery measures; our sales, marketing, and customer success organizations; acquisitions or strategic investments; and general administration, including legal and accounting expenses. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. In addition, we expect to incur certain charges in connection with the Workforce Reduction Plans, including cash expenditures for employee benefits, severance payments, payroll taxes and related facilitation costs, as well as stock-based compensation. We may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of the Workforce Reduction Plans, and there can be no assurance that we will be able achieve our projected cost savings in connection with the Workforce Reduction Plans or related initiatives. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flows on a consistent basis. Additionally, in an inflationary environment, our costs may increase and we may not be able to increase the pricing of our products accordingly, which could adversely impact our financial performance. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.

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

•the difficulty in accurately forecasting and accounting for the financial impact of an acquisition transaction, including accounting charges, write-offs of deferred revenue under purchase accounting, and integrating and reporting results for acquired companies that have not historically followed U.S. GAAP;
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

Because cyberattacks of this nature are increasing in frequency, levels of persistence, sophistication and intensity, and techniques used to obtain unauthorized access or to sabotage systems change frequently and may not be known until they are launched against a target, we and our partners, vendors, and other service providers may be unable to anticipate or prevent these attacks, react in a timely manner, or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other privacy- and security-related incidents. These security risks that we and our partners, vendors, and other service providers face have been heightened by an increase in employees and service providers working remotely in response to the COVID-19 pandemic. Additionally, these risks may be elevated in connection with the current war in Ukraine.

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
Since 2012, we have experienced rapid growth in our customers, and our operations, and we expect to continue to experience growth in the future. We have also experienced significant growth in employee headcount in the past both at our San Francisco headquarters and in a number of our offices across the United States. Although we committed to the Workforce Reduction Plans to reduce operating expenses and adjust cash flows in light of the ongoing macroeconomic environment and its impact on our business, we may experience employee growth in the future. Steps we take to manage our business operations and future growth may adversely affect our reputation and brand, our ability to recruit, retain and motivate highly skilled personnel. Our growth has placed, and may continue to place, substantial demands on management and our operational and financial infrastructure. As with many companies in our growth stage, as of December 31, 2021, a majority of our Blend Platform segment employees have been with us for fewer than 12 months. We have made, and intend to continue to make, substantial investments in our technology, customer service, risk, sales and marketing infrastructure.
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
Our future success will depend in part on the continued service of our founders, senior management team, key technical employees, and other highly skilled employees, including Nima Ghamsari, Head of Blend, Co-Founder, and Chair of our board of directors, and on our ability to continue to identify, hire, develop, motivate, and retain talented employees. We may not be able to retain the services of any of our employees or other members of senior management in the future. Also, all of our U.S.-based employees, including our senior management team and Mr. Ghamsari, work for us on an at-will basis, and there is no assurance that any such employee will remain with us. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. If we are unable to attract and retain the necessary employees, particularly in critical areas of our business, we may not achieve our strategic goals. Moreover, the implementation of the Workforce Reduction Plans or related initiatives may have adverse consequences on our employee morale, our culture and our ability to attract and retain employees. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team fails to work together effectively and to execute its plans and strategies, our business, financial condition, and results of operations could be adversely affected.

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
We plan to continue to expand and diversify our operations through strategic acquisitions, partnerships and other transactions. We face a number of risks related to these transactions.
We plan to continue to expand and diversify our operations with additional strategic acquisitions or partnerships, strategic collaborations, joint ventures, licensing arrangements, investments and other transactions. As we continue to grow, these transactions may be larger and require significant investments, such as our acquisition of Title365. We may be unable to identify or complete prospective acquisitions, partnerships or other strategic transactions for many reasons, such as other potential acquirers, the effects of consolidation in our industries, potentially high valuations of acquisition candidates, and the availability of financing to complete larger acquisitions. Even if we do complete any such transactions, we may incur significant costs, such as professional service fees. In addition, applicable antitrust laws and other regulations may limit our ability to acquire targets, particularly larger targets, or force us to divest an acquired business. If we are unable to identify suitable targets or complete acquisitions, our growth prospects could be adversely affected, and we may not be able to realize sufficient scale and technological advantages to compete effectively in all markets.

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

The benefits of a strategic acquisition, partnership or transaction may also take considerable time to develop, and we cannot be certain that any particular strategic acquisition, partnership or transaction will produce the intended benefits. Further, acquisitions, partnerships or other strategic transactions could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt (and increased interest expense), contingent liabilities or amortization expenses related to intangible assets, or write-offs of goodwill and intangible assets. For example, due to a continued decline in economic and market conditions and current and projected declines in the operating results of the Title365 reporting unit, we performed an interim quantitative impairment analysis and recorded an impairment charge in the three months ended June 30, 2022, consisting of a $240.1 million write-down of goodwill and a $151.7 million write-down of the customer relationship intangible asset. If we are unable to identify and complete strategic acquisitions or partnerships or if our completed strategic acquisitions result in write-offs of goodwill and intangible assets, our business, financial condition, and results of operations could be adversely affected.

The impairment of intangible assets and goodwill arising from our acquisitions may have an adverse effect on our business, financial condition, and results of operations

When we acquire a business, a substantial portion of the purchase price of the acquisition may be allocated to goodwill and other indefinite-lived intangible assets. Under U.S. GAAP, we review goodwill and other indefinite-lived intangible assets for impairment annually, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or an indefinite-lived asset below its carrying value. An adverse change in market conditions or operating results, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such impairment charge may have an adverse effect on our business, financial condition, and results of operations.

For example, due to a continued decline in economic and market conditions, including a decline in our market capitalization, and current and projected declines in the operating results of the Title365 reporting unit, we determined that factors existed which triggered a goodwill impairment review under U.S. GAAP as of June 30, 2022. As such, we performed an interim quantitative impairment analysis and as a result of our assessment, we determined the carrying amounts of certain impacted assets are not recoverable. This resulted in an impairment charge comprised of a $240.1 million write-down of goodwill and a $151.7 million write-down of customer relationship intangible assets.

Future declines in the results of the Title365 reporting unit and other factors could cause us to record an impairment of all or a portion of the remaining goodwill and intangible assets in the future. We may not be able to achieve our business targets for our acquisitions, which could result in our incurring additional goodwill and other intangible assets impairment charges. Further declines in our market capitalization increase the risk that we may be required to perform another impairment analysis, which could result in an impairment of up to the entire balance of our goodwill and other intangible assets.
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
The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported and disclosed in our consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, valuations of acquired intangible assets and redeemable noncontrolling interest, and common stock valuations. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our Class A common stock.

Additionally, U.S. GAAP is subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions completed before the announcement of a change. It is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could adversely affect our reported results of operations.

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

As another example, the CCPA went into effect on January 1, 2020, and, among other things, requires new disclosures to California consumers and affords such consumers new data privacy rights, including, among other things, the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to opt out of certain sales of personal information. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties of up to $7,500 per violation. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election, and significantly modifies the CCPA, including expanding California consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Some observers have noted the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could also increase our potential liability and adversely affect our business. For example, the CCPA has encouraged “copycat” or other similar laws to be considered and proposed in other states across the country. Laws similar to the CCPA and CPRA have been enacted in Virginia (the Virginia Consumer Data Protection Act, or VCDPA, which goes into effect on January 1, 2024), Colorado (the Colorado Privacy Act, or CPA, which goes into effect on July 1, 2023), Utah (the Utah Consumer Privacy Act, or UCPA, which goes into effect on December 31, 2023) and Connecticut (the Connecticut Data Privacy Act, or CDPA, which goes into effect on July 1, 2023).

The CCPA, CPRA, VCDPA, CPA, UCPA and CDPA and other changes in laws or regulations relating to privacy, data protection, and information security, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of laws or regulations like the GLBA, that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer, or disclosure, could greatly increase the cost of providing our platform, require significant changes to our operations, or even prevent us from providing our platform in jurisdictions in which we currently operate and in which we may operate in the future. Certain other state laws impose similar privacy, data protection, and information security obligations and we also expect that more states may enact legislation similar to the CCPA, CPRA, VCDPA, CPA, UCPA and CDPA which provide consumers with new privacy rights and increase the privacy, data protection, and information security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies. In addition, some jurisdictions, such as New York, Massachusetts, and Nevada have enacted more generalized information security laws that apply to certain data that we process. We cannot yet fully determine the impact these or future laws, rules, regulations, and industry standards may have on our business or operations. Any such laws, rules, regulations, and industry standards may be inconsistent among different jurisdictions, subject to differing interpretations, or may conflict with our current or future practices. Additionally, our customers may be subject to differing privacy laws, rules, and legislation, which may mean that they require us to be bound by varying contractual requirements applicable to certain other jurisdictions. Adherence to such contractual requirements may impact our collection, use, processing, storage, sharing, and disclosure of various types of information including financial information and other personal information, and may mean we become bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters that may further change as laws, rules, and regulations evolve. Complying with these requirements and changing our policies and practices may be onerous and costly, and we may not be able to respond quickly or effectively to regulatory, legislative and other developments. These changes may in turn impair our ability to offer our existing or planned products and services and/or increase our cost of doing business.

Additionally, we have incurred, and may continue to incur, significant expenses in an effort to comply with privacy, data protection, and information security standards and protocols imposed by law, regulation, industry standards, or contractual obligations. In particular, with laws and regulations such as the GLBA, CCPA, CPRA, VCDPA, CPA, UCPA, CDPA and potentially other laws and regulations that may be proposed or amended, imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so.

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
We are exposed to potential impairment charges on certain assets.

As of December 31, 2021, we had approximately $287.2 million of goodwill and $172.9 million of acquired intangible assets on our consolidated balance sheet. Under generally accepted accounting principles in the United States, we are required to review our intangible assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. When testing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or we may determine to proceed directly to the quantitative impairment test.

Factors we consider important in the qualitative assessment which could trigger a goodwill impairment review include: significant underperformance relative to historical or projected future operating results; significant changes in the manner of our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; a significant decline in our stock price for a sustained period; and a significant change in our market capitalization relative to our net book value.

We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Circumstances which could trigger a review include, but are not limited to the following: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

For example, due to a continued decline in economic and market conditions, including a decline in our market capitalization, and current and projected declines in the operating results of the Title365 reporting unit, we determined that triggering events existed as of June 30, 2022, and performed an interim quantitative impairment analysis. As a result of the assessment, we determined the carrying amounts of certain impacted assets are not recoverable, which resulted in an impairment charge, consisting of a $240.1 million write-down of goodwill, and a $151.7 million write-down of customer relationship intangible asset. See Note 5, Goodwill and Intangible Assets, in the notes to the unaudited condensed consolidated financial statements for further information.
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
Our Class A common stock has one vote per share, our Class B common stock has 40 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Currently, Nima Ghamsari, Head of Blend, Co-Founder, and Chair of our board of directors, beneficially owns all of the issued and outstanding shares of our Class B common stock. As of December 31, 2021, the shares beneficially owned by Mr. Ghamsari represented approximately 70% of the total voting power of our outstanding capital stock, which voting power may increase over time as Mr. Ghamsari exercises equity awards and exchanges them for our Class B common stock under the Equity Exchange Agreement. If all such equity awards held by Mr. Ghamsari (including the Co-Founder and Head of Blend Long-Term Performance Award) had been exercised for cash as of June 30, 2022, Mr. Ghamsari would hold approximately 89% of the voting power of our outstanding capital stock. As a result, for the foreseeable future, Mr. Ghamsari will be able to control matters requiring approval by our stockholders, including the election of members of our board of directors, the adoption of amendments to our Amended and Restated Certificate of Incorporation and amended and restated bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Mr. Ghamsari may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interest. The concentration of control will limit or preclude your ability to influence corporate matters for the foreseeable future and could have the effect of delaying, preventing, or deterring a change in control of our company, could deprive you and other holders of Class A common stock of an opportunity to receive a premium for your Class A common stock as part of a sale of our company and could negatively affect the market price of our Class A common stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 has been formatted in Inline XBRL.

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

BLEND LABS, INC.

Date:	August 15, 2022	By:	/s/ Nima Ghamsari
Nima Ghamsari
Head of Blend and Co-Founder
(Principal Executive Officer)

Date:	August 15, 2022	By:	/s/ Marc Greenberg
Marc Greenberg
Head of Finance
(Principal Financial Officer)