Form 10-Q
period 2022-09-30
Blend Labs, Inc.
filed 2022-11-10
CIK 1855747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 4, 2022, there were 225,070,133 shares of the registrant's Class A common stock outstanding, 12,633,331 shares of the registrant's Class B common stock outstanding, and no shares of the registrant's Class C common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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
•our ability to successfully acquire and integrate companies and assets, including our ability to integrate Title365 with our operations;
•the impairment of certain assets arising from our acquisitions;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blend Labs, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$114,380	$213,082
Marketable securities	286,397	334,147
Trade and other receivables, net of allowance for credit losses of $670 and $1,371, respectively	27,538	34,076
Prepaid expenses and other current assets	25,445	31,713
Total current assets	453,760	613,018
Property and equipment, net	6,037	6,155
Operating lease right-of-use assets	13,005	14,713
Intangible assets, net	2,131	173,008
Goodwill	—	287,228
Deferred contract costs	1,956	4,178
Restricted cash, non-current	5,358	5,358
Other non-current assets	10,521	8,828
Total assets	$492,768	$1,112,486
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,550	$6,160
Deferred revenue	9,959	8,068
Accrued compensation	13,753	18,140
Other current liabilities	17,829	27,662
Total current liabilities	44,091	60,030
Operating lease liabilities, non-current	12,090	14,607
Other non-current liabilities	5,584	13,415
Debt, non-current, net	215,955	213,843
Total liabilities	277,720	301,895
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	39,482	35,949
Stockholders’ equity:
Preferred stock, $0.00001 par value: 200,000 shares authorized and no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A, Class B and Class C Common Stock, $0.00001 par value: 3,000,000 (Class A 1,800,000, Class B 600,000, Class C 600,000) shares authorized; 237,577 (Class A 224,944, Class B 12,633, Class C 0) and 230,324 (Class A 217,691, Class B 12,633, Class C 0) shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	1,260,092	1,218,213
Accumulated other comprehensive loss	(2,160)	(808)
Accumulated deficit	(1,082,368)	(442,765)
Total stockholders’ equity	175,566	774,642
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$492,768	$1,112,486
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$55,353	$89,568	$192,416	$153,505
Cost of revenue	34,243	49,241	117,172	72,461
Gross profit	21,110	40,327	75,244	81,044
Operating expenses:
Research and development	34,240	25,518	104,846	63,476
Sales and marketing	20,518	21,957	65,297	56,093
General and administrative	32,140	59,024	105,714	94,488
Amortization of acquired intangible assets	275	4,364	8,411	4,364
Impairment of intangible assets and goodwill	57,857	—	449,680	—
Restructuring	5,936	—	12,316	—
Total operating expenses	150,966	110,863	746,264	218,421
Loss from operations	(129,856)	(70,536)	(671,020)	(137,377)
Interest expense	(6,158)	(5,615)	(17,442)	(5,615)
Other income (expense), net	3,281	121	3,378	383
Loss before income taxes	(132,733)	(76,030)	(685,084)	(142,609)
Income tax (expense) benefit	(14)	(300)	2,717	44,978
Net loss	(132,747)	(76,330)	(682,367)	(97,631)
Less: Net loss (income) attributable to noncontrolling interest	6,619	(595)	42,764	(595)
Net loss attributable to Blend Labs, Inc.	(126,128)	(76,925)	(639,603)	(98,226)
Less: Accretion of redeemable noncontrolling interest to redemption value	(7,847)	—	(46,297)	—
Net loss attributable to Blend Labs, Inc. common stockholders	$(133,975)	$(76,925)	$(685,900)	$(98,226)

Net loss per share attributable to Blend Labs, Inc. common stockholders:
Basic	$(0.57)	$(0.38)	$(2.95)	$(0.99)
Diluted	$(0.57)	$(0.38)	$(2.95)	$(0.99)
Weighted average shares used in calculating net loss per share:
Basic	235,267	200,176	232,717	99,645
Diluted	235,267	200,176	232,717	99,645

Comprehensive loss:
Net loss	$(132,747)	$(76,330)	$(682,367)	$(97,631)
Unrealized gain (loss) on marketable securities	835	(92)	(1,512)	(83)
Foreign currency translation gain	55	—	160	—
Comprehensive loss	(131,857)	(76,422)	(683,719)	(97,714)
Less: Comprehensive loss (income) attributable to noncontrolling interest	6,619	(595)	42,764	(595)
Comprehensive loss attributable to Blend Labs, Inc.	$(125,238)	$(77,017)	$(640,955)	$(98,309)
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity
(In thousands)
(Unaudited)

	Three and Nine Months Ended September 30, 2022
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

		Shares	Amount
Balances as of December 31, 2021	$35,949	230,324	$2	$1,218,213	$(808)	$(442,765)	$774,642
Issuance of common stock upon exercise of stock options, net of repurchases	—	1,553	—	1,740	—	—	1,740
Vesting of early exercised stock options	—	—	—	1,913	—	—	1,913
Vesting of restricted stock units	—	523	—	—	—	—	—
Stock-based compensation	—	—	—	24,312	—	—	24,312
Unrealized loss on investments in marketable securities	—	—	—	—	(1,845)	—	(1,845)
Foreign currency translation gain	—	—	—	—	28	—	28
Accretion of redeemable noncontrolling interest to redemption value	1,442	—	—	(1,442)	—	—	(1,442)
Other	—	—	—	(270)	—	—	(270)
Net loss	(314)	—	—	—	—	(72,104)	(72,104)
Balances as of March 31, 2022	$37,077	232,400	$2	$1,244,466	$(2,625)	$(514,869)	$726,974
Issuance of common stock upon exercise of stock options, net of repurchases	—	524	—	540	—	—	540
Vesting of early exercised stock options	—	—	—	1,230	—	—	1,230
Vesting of restricted stock units	—	1,871	—	—	—	—	—
Stock-based compensation	—	—	—	29,248	—	—	29,248
Unrealized loss on investments in marketable securities	—	—	—	—	(502)	—	(502)
Foreign currency translation gain	—	—	—	—	77	—	77
Accretion of redeemable noncontrolling interest to redemption value	37,008	—	—	(37,008)	—	—	(37,008)
Net loss	(35,831)	—	—	—	—	(441,371)	(441,371)
Balances as of June 30, 2022	$38,254	234,795	$2	$1,238,476	$(3,050)	$(956,240)	$279,188
Issuance of common stock upon exercise of stock options, net of repurchases	—	533	—	982	—	—	982
Vesting of early exercised stock options	—	—	—	530	—	—	530
Vesting of restricted stock units	—	2,249	—	—	—	—	—
Stock-based compensation	—	—	—	27,951	—	—	27,951
Unrealized gain on investments in marketable securities	—	—	—	—	835	—	835
Foreign currency translation gain	—	—	—	—	55	—	55
Accretion of redeemable noncontrolling interest to redemption value	7,847	—	—	(7,847)	—	—	(7,847)
Net loss	(6,619)	—	—	—	—	(126,128)	(126,128)
Balances as of September 30, 2022	$39,482	237,577	$2	$1,260,092	$(2,160)	$(1,082,368)	$175,566
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (Continued)
(In thousands)
(Unaudited)

		Three and Nine Months Ended September 30, 2021
	Redeemable Noncontrolling Interest	Founders Preferred and Convertible Preferred		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

		Shares	Amount	Shares	Amount
Balances as of December 31, 2020	$—	122,379	$385,225	47,948	$1	$50,968	$(5)	$(272,852)	163,337
Issuance of Series G Convertible Preferred Stock, net of issuance costs of $299	—	22,419	309,701	—	—	—	—	—	309,701
Exercise of Convertible Preferred Stock warrants	—	2,075	8,014	—	—	—	—	—	8,014
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	—	4,773	—	4,172	—	—	4,172
Vesting of early exercised stock options	—	—	—	—	—	157	—	—	157
Vesting of performance-based Convertible Preferred Stock warrants	—	—	—	—	—	118	—	—	118
Stock-based compensation	—	—	—	—	—	4,016	—	—	4,016
Other comprehensive income	—	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	—	(27,067)	(27,067)
Balances as of March 31, 2021	$—	146,873	$702,940	52,721	$1	$59,431	$10	$(299,919)	$462,463
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	—	7,419	—	7,360	—	—	7,360
Vesting of early exercised stock options	—	—	—	—	—	1,380	—	—	1,380
Stock-based compensation	—	—	—	—	—	6,609	—	—	6,609
Other comprehensive income (loss), net	—	—	—	—	—	—	(6)	—	(6)
Repayment of employee promissory note collateralized by common stock	—	—	—	—	—	2,881	—	—	2,881
Noncontrolling interest recognized in connection with business combination	46,266	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	5,766	5,766
Balances as of June 30, 2021	$46,266	146,873	$702,940	60,140	$1	$77,661	$4	$(294,153)	$486,453
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	—	281	—	608	—	—	608
Issuance of common stock in connection with initial public offering, including partial exercise of the underwriter’s option to purchase additional shares, net of underwriting discounts and issuance costs	—	—	—	22,468	—	366,684	—	—	366,684
Conversion of convertible preferred stock to common stock in connection with initial public offering	—	(146,873)	(702,940)	146,873	1	702,939	—	—	—
Issuance of warrant in connection with the Credit Agreement	—	—	—	—	—	6,789	—	—	6,789
Vesting of early exercised stock options	—	—	—	—	—	1,809	—	—	1,809
Stock-based compensation	—	—	—	—	—	43,424	—	—	43,424
Other comprehensive income (loss), net	—	—	—	—	—	—	(92)	—	(92)
Measurement period adjustment to initial value of redeemable noncontrolling interest	(370)	—	—	—	—	—	—	—	—
Net income (loss)	595	—	—	—	—	—	—	(76,925)	(76,925)
Balances as of September 30, 2021	$46,491	—	$—	229,762	$2	$1,199,914	$(88)	$(371,078)	$828,750
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(682,367)	$(97,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	81,511	54,049
Depreciation and amortization	10,153	6,765
Impairment of intangible assets and goodwill	449,680	—
Amortization of deferred contract costs	3,560	3,856
Amortization of debt discount and issuance costs	2,187	684
Amortization of operating lease right-of-use assets	2,661	2,251
Release of valuation allowance and change in deferred taxes	(2,864)	(46,511)
Gain on investment in equity securities	(2,884)	—
Other	1,960	1,316
Changes in operating assets and liabilities:
Trade and other receivables	7,162	(2,061)
Prepaid expenses and other assets, current and non-current	3,824	(18,186)
Deferred contract costs, non-current	2,222	2,111
Accounts payable	(3,610)	2,183
Deferred revenue	1,891	(3,594)
Accrued compensation	(4,387)	950
Operating lease liabilities	(2,663)	(2,151)
Other liabilities, current and non-current	(11,121)	11,589
Net cash used in operating activities	(143,085)	(84,380)
Investing activities
Purchases of marketable securities	(96,218)	(316,819)
Maturities of marketable securities	139,872	108,682
Purchases of property and equipment	(1,610)	(1,085)
Investment in non-marketable equity securities	—	(2,500)
Investment in note receivable	—	(3,000)
Acquisition of Title365, net of cash acquired	—	(400,014)
Net cash provided by (used in) investing activities	42,044	(614,736)
Financing activities
Proceeds from initial public offering, net of underwriters' fees and issuance costs	(391)	368,853
Proceeds from debt financing, net of issuance costs	—	218,816
Proceeds from exercises of stock options, including early exercises, net of repurchases	2,570	24,075
Proceeds from issuance of Convertible Preferred Stock, net of issuance costs	—	309,701
Proceeds from exercises of Convertible Preferred Stock warrants	—	10,172
Proceeds from repayment of employee promissory note collateralized by common stock	—	2,881
Net cash provided by financing activities	2,179	934,498
Effect of exchange rates on cash, cash equivalents, and restricted cash	160	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	(98,702)	235,382
Cash, cash equivalents, and restricted cash at beginning of period	218,440	46,288
Cash, cash equivalents, and restricted cash at end of period	$119,738	$281,670
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$114,380	$276,063
Restricted cash	5,358	5,607
Total cash, cash equivalents, and restricted cash	$119,738	$281,670

Blend Labs, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$190	$490
Cash paid for interest	$18,558	$1,594
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs not yet paid	$—	$2,169
Vesting of early exercised stock options	$3,673	$3,346
Issuance of warrant in connection with debt financing	$—	$6,789
Right-of-use assets obtained in exchange for lease obligations	$977	$—
Accretion of redeemable noncontrolling interest to redemption value	$46,297	$—
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
Basis of Presentation, Principles of Consolidation, and Use of Estimates
The accompanying unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021, the unaudited condensed consolidated statements of redeemable noncontrolling interest and stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 reflect all adjustments that are of a normal, recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted that would ordinarily be required under U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the notes thereto. Actual results may differ from those estimates. Such estimates include, but are not limited to, estimates of variable consideration, estimates of standalone selling prices of performance obligations in customer contracts with multiple performance obligations, evaluation of contingencies, determination of expected credit losses for accounts receivable, determination of reserves for title and escrow losses, determination of period of benefit for deferred contract costs, determination of the incremental borrowing rates used in calculations of lease liabilities, determination of fair value of stock-based compensation, determination of fair value of warrants, valuation of deferred tax assets, valuation of acquired intangible assets, valuation of the redeemable noncontrolling interest, determination of useful lives of tangible and intangible assets, assessment of impairment of goodwill and intangible assets, and the valuation of equity securities without readily determinable fair value.
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
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to these policies during the three and nine months ended September 30, 2022.
Cash and Cash Equivalents
The Company places its cash with high credit quality and federally insured institutions. Cash with any one institution may be in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes the exposure to credit risk is not significant. The Company considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents. As of September 30, 2022 and December 31, 2021, cash and cash equivalents consisted of cash, money market accounts, and highly liquid investments. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair value due to the short-term nature of the maturities.
Restricted Cash
The Company has classified cash that is not available for use in its operations as restricted cash. Restricted cash consists primarily of collateral for letters of credit related to security deposits for the Company’s office facility lease arrangements. As of both September 30, 2022 and December 31, 2021, the Company had restricted cash of $5.4 million, all of which was classified as non-current.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Escrow or Trust Funds
The Company administers escrow and trust deposits held at third-party financial institutions representing funds received under real estate contracts, escrowed funds received under escrow agreements, and undisbursed amounts received for settlement of mortgage and home equity loans. Cash held by the Company for these purposes was approximately $8.7 million, net of outstanding checks in transit of $66.0 million as of September 30, 2022, and approximately $27.0 million, net of outstanding checks in transit of $56.2 million as of December 31, 2021. These funds are not considered assets of the Company and, therefore, are not included in the accompanying unaudited condensed consolidated balance sheets; however, the Company remains contingently liable for the disposition of these funds on behalf of its customers.
Trade and Other Receivables and Credit Loss Reserves
The Company reports trade and other receivables net of the allowance for credit losses, in accordance with Accounting Standards Codification (“ASC”) 326, Financial Instruments—Credit Losses. ASC 326 requires an entity to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The Company’s estimate of expected credit losses is determined based on expected lifetime loss rates calculated from historical data and adjusted for the impact of current and future conditions, such as the age of outstanding receivables, historical payment patterns, any known or expected changes to the customers’ ability to fulfill their payment obligations, or assessment of broader economic conditions that may impact the customers’ ability to pay the outstanding balances. As of September 30, 2022 and December 31, 2021, the reserve for expected credit losses was $0.7 million and $1.4 million, respectively. The provision for expected credit losses and the uncollectible portion of the receivables written off against reserve for expected credit losses were not material for the nine months ended September 30, 2022.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities, and trade accounts receivable. The Company maintains its cash equivalents primarily in money market funds and highly liquid investments that are issued or guaranteed by the United States government or its agencies. As of September 30, 2022, cash and cash equivalents of $114.4 million include $1.4 million cash in a foreign jurisdiction. Collateral is not required for trade accounts receivable.

Title365 has agreements with insurance underwriters authorizing the Company to issue title insurance policies on behalf of the insurance underwriters. During the nine months ended September 30, 2022, the policies were underwritten by two title insurance companies, which accounted for approximately 56% and 44%, respectively, of title policy fees earned during the period. During the three months ended September 31, 2021, the policies underwritten by these two title insurance companies accounted for approximately 74% and 26%, respectively, of title policy fees earned during the period.

The following customer, which generates revenue in both Blend Platform and Title365 segments, comprised 10% or more of the Company’s revenue for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2022	2021	2022	2021
B	26%	35%	31%	20%

The following customers comprised 10% or more of the Company’s trade and unbilled receivables:

Customer	September 30, 2022	December 31, 2021
A	10%	N/A1
B	23%	29%
(1) trade and unbilled receivable balance from this customer did not exceed 10% as of the date presented

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Cloud Computing Arrangements
The Company capitalizes certain implementation costs incurred under cloud computing arrangements that are service contracts. Capitalized costs incurred during the application development stage related to the implementation of the hosting arrangements were $1.1 million as of September 30, 2022, of which $0.8 million is presented within prepaid expenses and other current assets and $0.3 million is presented within other non-current assets on the unaudited condensed consolidated balance sheets. Capitalized costs incurred during the application development stage related to the implementation of the hosting arrangements were $0.7 million as of December 31, 2021, of which $0.3 million is presented within prepaid expenses and other current assets and $0.4 million is presented within other non-current assets on the unaudited condensed consolidated balance sheets. Amortization of capitalized implementation costs is recognized on a straight-line basis over the term of the associated hosting arrangement when it is ready for its intended use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.
Title and Escrow Loss Reserve
In the Title365 segment, the Company performs title insurance services and issues a title insurance policy as an agent for a third-party title insurance underwriter. The Company pays part of the title insurance policy fee charged to its customers to the third-party title insurance underwriter as compensation for accepting the risk associated with issuing the title policy. The Company may incur a loss if it does not follow the guidelines outlined in the agency agreements, and in the state of California, the Company is obligated to reimburse the insurance company for up to the first $5,000 in losses related to a claim on a policy issued through the Title365 segment. Reserves for estimated future losses on policies issued are established at the time the title insurance revenue is recognized in accordance with ASC 450, Contingencies, and are based on claim loss history, industry trends, legal environment, geographic considerations, and the type of title insurance policies written. As of September 30, 2022 and December 31, 2021, title and escrow loss reserves were $2.0 million and $1.6 million, of which $0.2 million and $0.2 million is presented within other current liabilities and $1.8 million and $1.4 million is presented within other non-current liabilities on the unaudited condensed consolidated balance sheets, respectively.
Redeemable Noncontrolling Interest
The Company’s 90.1% ownership of Title365 results in recognition of 9.9% noncontrolling interest, which represents the minority stockholder’s share of the net income or loss and equity in Title365. The Title365 stockholders agreement includes a provision whereby the Company has a call option to purchase the 9.9% noncontrolling interest at a purchase price equal to the greater of (1) $49.5 million plus an amount of interest calculated using an interest rate of 5.0% per annum compounding annually; or (2) 4.4 multiplied by the trailing 12-month EBITDA multiplied by the noncontrolling interest ownership percentage (the “Title365 Call Option”). The Title365 Call Option is exercisable beginning two years following the acquisition closing date. The noncontrolling interest holder also holds an option to compel the Company to purchase the remaining 9.9% noncontrolling interest at a price calculated in the same manner as the Title365 Call Option (the “Title365 Put Option”). The Title365 Put Option is exercisable beginning five years following the acquisition closing date. Neither the Title365 Call Option nor the Title365 Put Option have an expiration date. As the Title365 Put Option is not solely within the Company’s control, the Company classified this interest as redeemable noncontrolling interest (“RNCI”) within the mezzanine equity section of the unaudited condensed consolidated balance sheets. The RNCI is accreted to the redemption value under the interest method from the acquisition date through the date the Title365 Put Option becomes exercisable. At each balance sheet date, the RNCI is reported at the greater of the initial carrying amount adjusted for the RNCI's share of earnings or losses and other comprehensive income or loss, or its accreted redemption value. The changes in the redemption amount are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. For each reporting period, the entire periodic change in the redemption amount is reflected in the computation of net loss per share under the two-class method as being akin to a dividend. As of September 30, 2022, the redemption amount of the Title365 Put Option as if it was currently redeemable was $52.6 million.

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
Recently Issued Accounting Standards Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform (Topic 848), with amendments in 2021. This update provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. Under this update, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. On October 18, 2022, the Company entered into the first amendment to the Credit Agreement (as defined in Note 10, Debt Financing), which replaced the reference rate from LIBOR to the Secured Overnight Financing Rate ("SOFR") as a result of the expected cessation of LIBOR. This amendment and the adoption of ASU No. 2020-04 did not have a material impact on our consolidated financial statements.

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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
3. Revenue Recognition and Contract Costs
Disaggregation of Revenue
The following table provides information about disaggregated revenue by service offering:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Blend Platform revenue:
Mortgage Banking	$19,920	$27,318	$68,297	$79,131
Consumer Banking and Marketplace	15,265	6,569	31,003	16,799
Professional Services	865	1,194	3,221	3,088
Total Blend Platform revenue	36,050	35,081	102,521	99,018
Title365 revenue	19,303	54,487	89,895	54,487
Total revenue	$55,353	$89,568	$192,416	$153,505

Mortgage Banking revenue represents revenue related to mortgage transactions processed through the Company’s software platform. Consumer Banking and Marketplace revenue represents revenue related to the Company’s integrated software solutions outside of mortgage banking transactions, such as consumer banking revenue (home equity, personal loans, credit cards, deposit accounts, and all other consumer banking products), ancillary product revenue (income verification and close products), and marketplace revenue (software-enabled title, property and casualty insurance, and realty products). Professional Services revenue represents revenue related to the deployment of the Company’s software platform and consulting services. Title365 revenue represents revenue related to title, escrow and other closing and settlement services provided by the Title365 segment.
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

Contract Accounts	Balance Sheet Line Reference	September 30, 2022	December 31, 2021
		(In thousands)
Contract assets—current	Prepaid expenses and other current assets	$619	$5,359
Contract liabilities—current	Deferred revenue, current	$(9,959)	$(8,068)

There were no long-term contract assets or deferred revenue as of September 30, 2022 and December 31, 2021.

During the three months ended September 30, 2022 and 2021, the Company recognized $5.8 million and $7.1 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods. During the nine months ended September 30, 2022 and 2021, the Company recognized $6.8 million and $12.1 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods.

During the three and nine months ended September 30, 2022, the Company reversed $0.9 million and $1.6 million, respectively, of revenue related to performance obligations satisfied in previous periods. During the three and nine months ended September 30, 2021, the Company recognized $3.7 million and $10.1 million, respectively, of revenue from performance obligations satisfied in previous periods. The revenue recognized from performance obligations satisfied in the prior periods primarily related to changes in the transaction price, including changes in the estimate of variable consideration.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Remaining Performance Obligations
As of September 30, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations was $39.7 million. These remaining performance obligations do not include estimates of variable consideration associated with usage-based contracts with termination rights and professional services. The expected timing of recognizing revenue for the transaction price allocated to the remaining performance obligations as of September 30, 2022 was as follows:

(In thousands)
Within one year	$22,608
More than one year	17,127
Total transaction price allocated to the remaining performance obligations	$39,735
Deferred Contract Costs
As of September 30, 2022 and December 31, 2021, total unamortized deferred contract costs were $5.7 million and $8.7 million, respectively, of which $3.7 million and $4.5 million was recorded within prepaid expenses and other current assets and $2.0 million and $4.2 million was recorded within deferred contract costs, non-current, on the unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.

The amortization of deferred contract costs was $1.2 million and $1.3 million for the three months ended September 30, 2022 and 2021, respectively, and $3.6 million and $3.9 million for the nine months ended September 30, 2022 and 2021, respectively, and is included in sales and marketing expense in the accompanying unaudited condensed consolidated statements of operations.
4. Investments in Marketable Securities and Fair Value Measurements
The carrying amount, unrealized gain and loss, and fair value of investments in marketable securities by major security type were as follows:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$15,910	$—	$—	$15,910	Level 1
Commercial paper	17,222	—	—	17,222	Level 2
Total cash equivalents	33,132	—	—	33,132
Marketable securities:
U.S. treasury and agency securities	251,948	—	(2,263)	249,685	Level 2
Commercial paper	16,192	—	(1)	16,191	Level 2
Debt securities	15,568	—	(47)	15,521	Level 2
Certificates of deposit	5,000	—	—	5,000	Level 2
Total marketable securities	288,708	—	(2,311)	286,397
Restricted cash, non-current:
Certificates of deposit	335	—	—	335	Level 2
Total	$322,175	$—	$(2,311)	$319,864

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

The following table summarizes the stated maturities of the Company’s marketable securities:

	September 30, 2022	December 31, 2021
	(In thousands)
Due within one year	$263,246	$202,895
Due after one year through two years	23,151	131,252
Total marketable securities	$286,397	$334,147

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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company does not have an intent to sell any of these securities prior to maturity and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date. Accordingly, as of September 30, 2022, the Company believes that the unrealized losses are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no impairment losses have been recognized in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021. As of September 30, 2022 and December 31, 2021, the number of investment positions that are in an unrealized loss position were 47 and 57, respectively. As of September 30, 2022 and December 31, 2021, the Company had no securities that have been in a continuous unrealized loss position for twelve months or greater. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

Accrued interest receivable related to marketable securities was $0.9 million and $1.2 million, as of September 30, 2022 and December 31, 2021, respectively, and is presented within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. The Company does not measure an allowance for credit losses on accrued interest receivable and recognizes interest receivable write offs as a reversal of interest income. No accrued interest was written off during the three and nine months ended September 30, 2022 and 2021.
5. Goodwill and Intangible Assets
Due to a continued decline in economic and market conditions, including a decline in the Company’s market capitalization and current and projected declines in the operating results of the Title365 segment, the Company determined that triggering events that indicate the assets should be evaluated for impairment existed as of June 30, 2022 and performed an interim quantitative impairment analysis, which resulted in a partial impairment of goodwill and the customer relationship intangible assets. Subsequently, based on further deterioration in market conditions in the third quarter of 2022, such as continued increases in interest rates, the Company determined that triggering events existed as of September 30, 2022 and performed another interim quantitative impairment analysis, which resulted in a full impairment of the remaining amounts of goodwill and the customer relationship intangible assets.

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

Title365 indefinite-lived intangible assets are comprised of licenses. The Company determined that the fair value of licenses has not declined below the carrying amount and recognized no impairment on the indefinite-lived intangible assets.

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

The Company then determined the fair value of the asset group as of each impairment testing date utilizing an income approach derived from a discounted cash flow methodology. Under the accounting guidance in ASC 360, the excess of the carrying value over the fair value is recognized as an impairment loss and allocated to assets for which the carrying value exceeds the respective asset’s fair value. Certain assets, such as property and equipment and operating lease right-of-use assets, were not allocated any impairment as the values of such assets approximated their respective carrying amounts. For customer relationships intangible asset, the fair value was determined using the discounted cash flow method. The significant assumptions used in the valuation of both the asset group and the customer relationship intangible asset included the estimated annual net cash flows expected to be generated from the Title365 customer portfolio, respectively, including revenue, long-term growth rates, EBITDA margins, and the discount rate.

Based on the results of the impairment analyses, the Company recorded an impairment charge of $151.7 million to write down the value of the customer relationships to its estimated fair value as of June 30, 2022, and an additional impairment charge of $10.7 million as of September 30, 2022, which represented a full write off of the remaining carrying amount. These charges are presented within impairment of intangible assets and goodwill in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In evaluating goodwill for impairment, the Company compared the fair value of the Title365 reporting unit to its associated carrying value after the write down of the customer relationship intangible asset to its estimated fair value. The Company also estimated the fair value of the Blend Platform reporting unit and reconciled the aggregate fair values of its reporting units to the Company’s market capitalization adjusted for an estimated control premium.

Based on the results of the impairment analyses, the Company recorded an impairment charge of $240.1 million against the carrying value of goodwill as of June 30, 2022, and an additional impairment charge of $47.1 million as of September 30, 2022, which represented a full write off of the remaining carrying amount. These charges are presented within impairment of intangible assets and goodwill in the unaudited condensed consolidated statements of operations and comprehensive income (loss) and are not deductible for tax purposes.

Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2022 were as follows:

	Blend Platform	Title365	Total
Goodwill as of December 31, 2021	$—	$287,228	$287,228
Impairment charges	—	(287,228)	(287,228)
Goodwill as September 30, 2022	$—	$—	$—
As further described in Note 15, Segments, during the three months ended September 30, 2022, the Company changed the composition of its reporting segments to align with a corresponding change in how the Company’s chief operating decision maker reviews financial information. As the result of this change, the Blend Platform segment now includes revenues and costs related to the Company’s software-enabled title component. Previously, revenues and costs related to the software-enabled title component included in the Title365 segment, which was also the same as the reporting unit for the purposes of the goodwill impairment testing, were not material. When an entity reorganizes its reporting structure in a manner that changes the composition of its reporting units, the guidance at ASC 350 requires goodwill to be reassigned to the reporting units affected using a relative fair value allocation approach. Since goodwill was fully impaired as of September 30, 2022, such reassignment of goodwill was not applicable.

Intangible Assets
Intangible assets consisted of the following:

	September 30, 2022
	Weighted Average Remaining Amortization	Gross Amount	Accumulated Amortization	Impairment Charge	Net Book Value
	(In years)	(In thousands)
Intangible assets subject to amortization:
Acquired customer relationships	—	$179,000	$(16,548)	$(162,452)	$—
Internally developed software	—	11,391	(11,391)	—	—
Domain name	9.1	210	(79)	—	131
Total finite-lived intangible assets, net	9.1	190,601	(28,018)	(162,452)	131
Indefinite-lived intangible assets:
Acquired licenses		2,000	—	—	2,000
Total intangible assets, net		$192,601	$(28,018)	$(162,452)	$2,131

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

Amortization of intangible assets for the three months ended September 30, 2022 and 2021 was $0.3 million and $4.3 million, respectively. Amortization of intangible assets for the nine months ended September 30, 2022 and 2021 was $8.4 million and $5.4 million, respectively.

6. Significant Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Contract assets	$619	$5,359
Deferred contract costs	3,727	4,564
Prepaid insurance	5,299	6,521
Prepaid other	9,374	7,743
Recording fee advances	2,181	4,243
Other current assets	4,245	3,283
Total prepaid expenses and other current assets	$25,445	$31,713

Recording fee advances represent amounts advanced on behalf of customers in the Title365 segment associated with the recording of mortgage documents. These amounts are primarily recouped within 30 days from funds in the escrow accounts the Company administers.
Property and Equipment, Net
Property and equipment, net, consisted of the following:

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	September 30, 2022	December 31, 2021
	(In thousands)
Computer and software	$5,543	$4,287
Furniture and fixtures	1,885	1,559
Leasehold improvements	4,894	4,940
Total property and equipment, gross	12,322	10,786
Accumulated depreciation and amortization	(6,285)	(4,631)
Total property and equipment, net	$6,037	$6,155

Depreciation expense for the three months ended September 30, 2022 and 2021 was $0.6 million and $0.7 million, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $1.7 million and $1.3 million, respectively.
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
Investments in Non-Marketable Equity Securities
In September 2021, the Company made a $2.5 million equity investment in a privately-held company in exchange for 103,611 shares of Series Growth 1a Preferred Stock. This investment in the equity securities without readily determinable fair value was initially recorded at cost. Subsequently, this investment is measured at cost, less impairment, if any, plus or minus observable price changes in orderly transactions of an identical or similar investment of the same issuer. During the three months ended September 30, 2022, the Company recognized a $2.9 million gain as the result of an adjustment to the carrying value of the non-marketable security to reflect observable price changes.

The Company determined the adjustment by measuring the security at fair value using the option pricing model (“OPM”) as of the date the observable transaction occurred. Observable transactions, such as the issuance of new equity by an investee, are indicators of investee enterprise value and are used to estimate the fair value of the Company’s investment in the equity security. An OPM is utilized to allocate value to the various classes of securities of the investee, including classes owned by the Company. Such information, available to the Company from the investee entity, is supplemented with the Company’s estimates such as volatility, expected time to liquidity and the rights and obligations of the securities the Company holds. The inputs to valuation techniques used to measure fair value of the Company’s non-marketable equity security are classified as Level 3 of the fair value hierarchy due to the use of significant unobservable inputs.

The gain resulting from the adjustment to the carrying value of the non-marketable security is presented within other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive income (loss). There were no impairments for the three and nine months ended September 30, 2022. This investment is presented within other non-current assets on the unaudited condensed consolidated balance sheets.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Other Current Liabilities
Other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Accrued expenses	$4,651	$5,798
Accrued interest	—	3,397
Accrued professional fees	2,368	3,085
Accrued connectivity fees	4,428	4,753
Operating lease liabilities, current portion	4,663	3,856
Payable to Title365 noncontrolling interest holder under transition services agreement	200	5,549
Other	1,519	1,224
Total other current liabilities	$17,829	$27,662

Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Deferred tax liabilities	$—	$2,864
Early exercise liabilities	2,634	6,998
Payroll tax liabilities	940	1,457
Other liabilities	2,010	2,096
Total other long-term liabilities	$5,584	$13,415
7. Leases
The Company leases its facilities under non-cancelable operating leases with various expiration dates. Leases may contain escalating payments. Restricted cash that is not available for use in operations consists of collateral for standby letters of credit related to the Company’s office lease facilities. Restricted cash balances related to lease obligations as of September 30, 2022 and December 31, 2021 were $5.0 million.

The Company’s total operating lease costs were $2.0 million and $1.9 million for the three months ended September 30, 2022 and 2021, respectively. The Company’s total operating lease costs were $5.6 million and $4.4 million for the nine months ended September 30, 2022 and 2021, respectively. The Company’s total operating lease costs include variable costs in the amount of $0.5 million and $0.5 million for the three months ended September 30, 2022 and 2021, and $1.5 million and $1.4 million for the nine months ended September 30, 2022 and 2021, respectively. Variable lease costs are primarily comprised of maintenance costs and are determined based on the actual costs incurred during the period. Variable lease payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.

As of September 30, 2022 and December 31, 2021, the weighted average remaining operating lease term was 3.6 years and 4.3 years, respectively. The weighted average discount rate used to estimate operating lease liabilities for leases that existed as of September 30, 2022 and December 31, 2021 was 7.5% and 7.3%, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $1.1 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $3.6 million and $3.1 million for the nine months ended September 30, 2022 and 2021, respectively.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of September 30, 2022, maturities of operating lease liabilities were as follows:

(In thousands)
Remainder of 2022	$1,425
2023	5,748
2024	5,477
2025	3,924
2026	1,033
Thereafter	1,607
Total lease payments	19,214
Less: imputed interest	(2,461)
Total operating lease liabilities	$16,753
8. Commitments and Contingencies
Contingencies
From time to time and in the normal course of business, the Company may be subject to various legal matters, such as threatened or pending claims or proceedings. There were no such material matters as of September 30, 2022 or December 31, 2021.

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

The Company enters into indemnification provisions under (i) its agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers, and landlords and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2022 or December 31, 2021.

The Company has agreed to indemnify its officers and directors to the fullest extent permitted by its amended and restated bylaws and the General Corporation Law of the State of Delaware for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The coverage applies only to acts that occurred during the tenure of the officer or director and has an unlimited term. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2022 or December 31, 2021.
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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The total purchase consideration was $417.7 million, of which $416.8 million was cash consideration. The final purchase price allocation is as follows:

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

Other long-term liabilities represent the deferred tax liability resulting primarily from the allocation of a portion of the purchase consideration to non-deductible identifiable intangible assets.

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

Title365 contributed revenue of approximately $25.3 million, and net loss, including the impairment charges, of approximately $66.9 million for the three months ended September 30, 2022. Title365 contributed revenue of approximately $95.9 million, and net loss, including the impairment charges, of approximately $432.0 million for the nine months ended September 30, 2022. Title365 revenue from the acquisition date through September 30, 2021 was approximately $54.5 million, and Title365 net income was approximately $6.0 million.
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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Revenues(1)	$55,353	$89,568	$192,416	$282,647
Net loss	$(132,811)	$(71,344)	$(682,203)	$(81,156)
Net loss (income) attributable to redeemable noncontrolling interest	$(6,611)	$651	$(42,578)	$2,847
Net loss attributable to Blend Labs, Inc.	$(126,200)	$(71,995)	$(639,625)	$(84,003)
(1) As part of the Company’s evaluation of Title365 accounting policies post-acquisition, Title365 revenue was adjusted to be presented net of insurance premiums paid to the underwriters, in accordance with Principal vs. Agent considerations included in ASC 606, Revenue Recognition.
10. Debt Financing
Debt consisted of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Term Loan - principal	$225,000	$225,000
Term Loan - exit fee	4,500	4,500
Less: unamortized debt discounts and issuance costs	(13,545)	(15,657)
Total debt	$215,955	$213,843

On June 30, 2021, in connection with the closing of the acquisition of Title365, the Company entered into a credit agreement, as amended from time to time (the “Credit Agreement”), which provides for a $225.0 million senior secured term loan (the “Term Loan”) and a $25.0 million senior secured revolving credit facility (the “Revolving Facility”). The Revolving Facility includes $10.0 million sublimit for the issuance of letters of credit. The Revolving Facility also includes a swingline sub-facility (the “Swingline Facility”) that accommodates same-day borrowing of base rate loans. The sublimit for the Swingline Facility is $5.0 million.

The Term Loan was fully drawn at closing to provide, in part, the cash consideration paid in connection with the acquisition of Title365. The Term Loan was funded and the cash consideration was transferred on July 1, 2021. The Revolving Facility remained available and undrawn as of September 30, 2022.

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

On October 18, 2022, the Company entered into the First Amendment (the “Amendment”) to the Credit Agreement. The Amendment replaced the reference rate from LIBOR to SOFR as a result of the expected cessation of LIBOR and in accordance with the Credit Agreement.

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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

In connection with the Credit Agreement, the Company issued a Series G preferred stock warrant to purchase 598,431 shares of Class A common stock at an exercise price per share of $13.827822. The terms of the warrant agreement provide the holder with an option to net settle if the fair value of Class A common stock is greater than the exercise price. The net shares to be issued in a cashless exercise are based on the fair value of the Company’s Class A common stock at the time the warrant is exercised. As of September 30, 2022, the warrant has not been exercised. The warrant will expire 10 years from the issue date. The proceeds from the issuance of debt were allocated between the Term Loan and the warrant based on their relative fair values, resulting in a debt discount of approximately $6.8 million for the amount allocated to the warrant and accounted for as paid-in capital.

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

Including the impact of the deferred debt issuance costs and the debt discounts resulting from the exit fee and the warrant, the effective interest rate on the Term Loan was approximately 11.76% as of September 30, 2022. Debt issuance costs, debt discounts, and the Revolving Facility issuance costs are being amortized as interest expense over the term of the Credit Agreement.

The fair value of the Term Loan was approximately $221.1 million and $220.5 million as of September 30, 2022 and December 31, 2021, respectively, and is classified as Level 2 in the fair value hierarchy. The fair value of the Term Loan was measured by applying the income approach, which discounts the future contractual cash flows using a current risk-adjusted rate available to borrowers with similar credit ratings.

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

The Credit Agreement contains certain customary affirmative and negative covenants, which, in the event of default, may require a mandatory prepayment of amounts due thereunder. The Credit Agreement also contains a minimum liquidity covenant. As of September 30, 2022, the Company was in compliance with these covenants.
11. Stock-Based Compensation
2012 Stock Option Plan

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

A summary of the stock option activity is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(In thousands)		(In years)	(In thousands)
Balance as of December 31, 2021	31,675	$5.81	8.01	$108,826
Granted	1,992	$3.42
Exercised	(2,746)	$1.13		$3,172
Cancelled and forfeited	(4,570)	$9.91
Balance as of September 30, 2022	26,351	$5.40	7.21	$8,672

Vested and exercisable as of September 30, 2022	14,373	$4.50	6.50	$8,292

The weighted average grant-date fair value of options granted during the three months ended September 30, 2022 and 2021 was $1.30 and $5.92 per share, respectively. The total fair value of options vested during the three months ended September 30, 2022 and 2021 was $7.4 million and $4.3 million, respectively.

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2022 and 2021 was $1.80 and $6.42 per share, respectively. The total fair value of options vested during the nine months ended September 30, 2022 and 2021 was $26.6 million and $10.8 million, respectively.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The estimated grant date fair values of the employee stock options granted under the 2012 Plan and 2021 Plan were calculated using the Black-Scholes Merton Option pricing model based on the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected term (years)	6.82	5.97	6.46	5.95
Expected volatility	51.43%	32.76%	51.17%	32.85%
Risk-free interest rate	3.92%	0.92%	3.48%	1.03%
Expected dividend yield	—	—	—	—

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

As of September 30, 2022, the total unrecognized stock-based compensation expense for stock options issued under the 2012 Plan and the 2021 Plan was approximately $39.6 million, which is expected to be recognized over a weighted average period of 2.4 years.
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

As of September 30, 2022 and December 31, 2021, 681,937 and 1,819,558 shares of Class A common stock were subject to repurchase. As of September 30, 2022 and December 31, 2021, the cash proceeds received for unvested shares of Class A common stock presented within other long-term liabilities in the unaudited condensed consolidated balance sheets were $2.6 million and $7.0 million, respectively.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted average grant date fair value per share
	(In thousands)
Balance as of December 31, 2021	2,589	$8.91
Granted	17,701	$4.70
Vested	(4,643)	$8.14
Cancelled and forfeited	(1,569)	$7.60
Balance as of September 30, 2022	14,078	$3.97

As of September 30, 2022, there was $45.1 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.0 year. RSUs granted under the 2021 Plan generally vest quarterly over a period of one year from the grant date.

The total fair value of RSUs vested during the three months ended September 30, 2022 was $17.4 million. The total fair value of RSUs vested during the nine months ended September 30, 2022 was $37.8 million.
Performance Stock Award
In March 2022, the Company’s board of directors granted a performance stock award that provides for the issuance of up to 125,732 shares of Class A common stock that will vest in February 2023 upon satisfaction of a performance condition. As of September 30, 2022, the Company believes it is improbable that the performance condition will be satisfied, thus no expense was recognized for the three and nine months ended September 30, 2022. Subsequent to September 30, 2022, the performance stock award was cancelled due to termination of the grantee’s employment.

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

In July 2021, the first tranche of 1,954,289 shares of the Co-Founder and Head of Blend stock option award vested upon completion of the IPO. The total stock-based compensation expense recognized for this award for the three and nine months ended September 30, 2022 was $5.0 million and $14.7 million, respectively. The total stock-based compensation expense recognized for this award for the three and nine months ended September 30, 2021 was $33.8 million. The total unrecognized compensation expense related to the award for all tranches was $31.2 million as of September 30, 2022, which will be recognized over an estimated weighted average remaining period of 2.9 years.
Stock-Based Compensation Expense
The Company’s stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Cost of revenue	$452	$246	$1,495	$461
Research and development	12,274	3,685	34,656	7,903
Sales and marketing	2,749	1,836	8,451	5,133
General and administrative	12,476	37,657	36,909	40,552
Total	$27,951	$43,424	$81,511	$54,049
12. Restructuring
Workforce Reduction Plans
In April 2022, the Company committed to a workforce reduction plan (the “April Plan”) as part of its broader efforts to improve cost efficiency and better align its operating structure with its business activities. The focus of the April Plan is on streamlining the Company’s title operations as well as its general and administrative functions. The April Plan includes the elimination of approximately 200 positions across the Company, or approximately 10% of the Company’s then-current workforce. In August 2022, the Company committed to an additional workforce reduction plan (the “August Plan”) as part of its broader efforts to continue to improve cost efficiency and better align its operating structure with its business activities. The August Plan includes the elimination of approximately 140 positions across the Company, or approximately 10% of the Company’s then-current workforce.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The restructuring charges amounted to approximately $5.9 million for the three months ended September 30, 2022 and $12.3 million for the nine months ended September 30, 2022, and consisted primarily of cash expenditures for compensation and severance payments, employee benefits, payroll taxes and related facilitation costs.
The reconciliation of the restructuring liability balances is as follows:

Restructuring liability as of December 31, 2021	$—
April Plan charges	6,380
Settlements	(4,639)
Restructuring liability as of June 30, 2022	1,741
August Plan charges	5,936
Settlements	(4,510)
Restructuring liability as of September 30, 2022	$3,167
As of September 30, 2022, the $3.2 million remaining restructuring liability consists primarily of accrued severance costs, which are included in accrued compensation on the unaudited condensed consolidated balance sheet.
13. Income Taxes
The Company recorded an income tax expense of $14.0 thousand for the three months ended September 30, 2022, consisting of state and foreign income taxes. The Company recorded an income tax benefit of $2.7 million for the nine months ended September 30, 2022, consisting of a $2.9 million deferred tax benefit resulting from an adjustment to the valuation allowance and a current tax expense of $0.2 million consisting of state and foreign income taxes. The Company’s provision for income taxes for the three and nine months ended September 30, 2022 was not impacted by the impairment of non-deductible goodwill and the impairment of the customer relationship intangible asset due to the offsetting valuation allowance adjustment.

The Company recorded a provision for income taxes of $0.3 million for the three months ended September 30, 2021 and an income tax benefit of $45.0 million for the nine months ended September 30, 2021, associated with the partial release of Blend’s historical valuation allowance resulting from the recognition of a deferred tax liability in connection with the Title365 acquisition. The deferred tax liability resulted primarily from the allocation of a portion of the purchase consideration to non-deductible identifiable intangible assets consisting of customer relationships and licenses.

The Company reassessed the ability to realize deferred tax assets by considering the available positive and negative evidence. As of September 30, 2022, the Company concluded that its net deferred tax assets are not more-likely-than-not to be realized and maintained a full valuation allowance against such net deferred tax assets. Primarily as a result of changes in U.S. tax law requiring capitalization and amortization of research and development costs for tax purposes, in March 2022, the Company reduced its valuation allowance by $2.9 million resulting in a corresponding reduction in the net deferred tax liability.

As of September 30, 2022, the Company files tax returns in the U.S. federal and various state jurisdictions. Due to the Company’s U.S. net operating loss carryforwards, its income tax returns generally remain subject to examination by federal and most state tax authorities. Beginning in 2022, the Company’s subsidiary files income tax returns in India which are subject to examination by tax authorities in India.
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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

	Three Months Ended September 30,
	2022		2021
	Class A Common	Class B Common	Class A Common	Class B Common
	(In thousands, except per share data)
Numerator:
Net loss attributable to Blend Labs, Inc.	$(119,355)	$(6,773)	$(71,857)	$(5,068)
Less: accretion of RNCI to redemption value	(7,426)	(421)	—	—
Net loss attributable to Blend Labs, Inc common stockholders	$(126,781)	$(7,194)	$(71,857)	$(5,068)

Denominator:
Weighted average common stock outstanding, basic and diluted	222,634	12,633	186,989	13,187

Net loss per share attributable to Blend Labs, Inc.:
Basic and diluted	$(0.57)	$(0.57)	$(0.38)	$(0.38)

	Nine Months Ended September 30,
	2022		2021
	Class A Common	Class B Common	Class A Common	Class B Common
	(In thousands, except per share data)
Numerator:
Net loss attributable to Blend Labs, Inc.	$(604,882)	$(34,721)	$(84,058)	$(14,168)
Less: accretion of RNCI to redemption value	(43,784)	(2,513)	—	—
Net loss attributable to Blend Labs, Inc common stockholders	$(648,666)	$(37,234)	$(84,058)	$(14,168)

Denominator:
Weighted average common stock outstanding, basic and diluted	220,084	12,633	85,272	14,373
Net loss per share attributable to Blend Labs, Inc.:
Basic and diluted	$(2.95)	$(2.95)	$(0.99)	$(0.99)

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following potential shares of common stock were excluded from the computation of diluted net earnings per share attributable to the Company for the periods presented because including them would have been antidilutive as the Company has reported net loss for each of the periods presented:

	As of September 30,
	2022	2021
	(In thousands)
Outstanding stock options	26,351	32,917
Early exercised options subject to repurchase	682	2,449
Non-plan Co-Founder and Head of Blend options	26,057	26,057
Unvested restricted stock units	14,078	129
Unvested performance stock award	126	—
Common stock warrants	598	598
Total antidilutive securities	67,892	62,150

15. Segment Information
The Company’s operating segments are defined in a manner consistent with how the Company manages its operations and how the Company’s Chief Operating Decision Maker (“CODM”) evaluates the results and allocates the Company’s resources.

In June 2022, the Company completed the migration of its largest Title365 customer from traditional title to the software-enabled title solution. This solution automates the flow of the title orders from the customer’s loan origination software and passes the orders through the Blend Platform. In connection with the migration, during the three months ended September 30, 2022, the Company changed its reporting segments as previously reported on its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, to change the composition of the Blend Platform segment to include the Company’s software-enabled title component. Prior to the migration, revenues and costs related to the Company’s software-enabled title component were not significant and were included in the Title365 segment. The impact of this change in segment composition on the comparative prior periods is not material. This segment reporting change reflects a corresponding change in how the Company’s CODM reviews financial information in order to allocate resources and assess performance.

Segment profit, which is the measure used by the Company’s CODM to evaluate the performance of and allocate resources to its segments, is calculated as segment revenue less segment cost of revenue. The Company does not evaluate performance or allocate resources based on segment assets, and therefore, such information is not presented.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table provides information about each reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Segment revenue:
Blend Platform	$36,050	$35,081	$102,521	$99,018
Title365	19,303	54,487	89,895	54,487
Total revenue	$55,353	$89,568	$192,416	$153,505

Segment gross profit:
Blend Platform	$19,437	$22,489	$56,976	$63,206
Title365	1,673	17,838	18,268	17,838
Total gross profit	21,110	40,327	75,244	81,044

Operating expenses:
Research and development	34,240	25,518	104,846	63,476
Sales and marketing	20,518	21,957	65,297	56,093
General and administrative	32,140	59,024	105,714	94,488
Amortization of acquired intangible assets	275	4,364	8,411	4,364
Impairment of intangible assets and goodwill	57,857	—	449,680	—
Restructuring	5,936	—	12,316	—
Total operating expenses	150,966	110,863	746,264	218,421
Loss from operations	(129,856)	(70,536)	(671,020)	(137,377)
Interest expense	(6,158)	(5,615)	(17,442)	(5,615)
Other income (expense), net	3,281	121	3,378	383
Loss before income taxes	$(132,733)	$(76,030)	$(685,084)	$(142,609)

16. Subsequent Events
In November 2022, the Company committed to a workforce reduction plan (the “November Plan”) as part of its broader efforts to continue to improve cost efficiency and better align its operating structure with its business activities. The November Plan includes the elimination of approximately 100 positions across the Company, or approximately 6% of the Company’s current workforce. The Company estimates that it will incur approximately $2.8 million in charges in connection with the November Plan, consisting of cash expenditures for compensation and severance payments, employee benefits, payroll taxes and related facilitation costs. The Company expects that execution of the November Plan, including cash payments, will be substantially complete in the fourth quarter of 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Form 10-Q and in our Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Recent Developments
Industry Trends
The mortgage market is heavily influenced by government policies and overall economic conditions. The real estate environment, including interest rates and general economic activity, typically impact the demand for mortgage and mortgage related products. Recent changes in these areas have impacted our results of operations. Purchase volume and refinance activity were strong in 2021 and 2020 relative to historical averages over the preceding decade; however, an increase in interest rates due to efforts by the Federal Reserve to manage rising inflation, combined with ongoing supply constraints, have resulted in a decline in mortgage origination activity for 2022 and could bring further reductions in future periods. In their latest published update, the Mortgage Bankers Association (“MBA”) indicated that overall mortgage originations, including refinancing loans, are expected to steadily decline in the last quarter of 2022 and overall in 2023. As a large portion of our revenue is driven by mortgage and mortgage related transaction volumes, declines in the mortgage origination volumes have had, and are likely to continue to have, adverse effects on our business.

For the three months ended September 30, 2022, we have seen a 3.0% decrease in total banking transactions and a 35.7% decrease in mortgage transactions, particularly refinance transactions, on our software platform compared to the three months ended September 30, 2021. We attribute the majority of this decrease to rapidly rising interest rates, decreased housing affordability, and uncertain worldwide political and economic conditions. Overall industry origination volumes, as reported by the MBA, have decreased by 63% over the same period.
Workforce Reduction Plans
We have implemented certain workforce actions as part of our broader efforts to improve cost efficiency and better align our operating structure with our business activities. The focus of such workforce actions is on streamlining our title operations as well as our general and administrative functions.

In April 2022, we committed to a workforce reduction plan (the “April Plan”) that eliminated approximately 200 positions across the Company, or approximately 10% of our then-current workforce. We incurred approximately $6.4 million in charges in connection with the April Plan, which consisted of cash expenditures for compensation and severance payments, employee benefits, payroll taxes, and related facilitation costs. The execution of the April Plan was substantially completed in the second quarter of 2022. The eliminated positions represent an annualized compensation expense of approximately $35.4 million, and we started realizing the cost savings from the April Plan in the third quarter of 2022.

In August 2022, we committed to a second workforce reduction plan (the “August Plan”) that eliminated approximately 140 additional positions across the Company. We incurred approximately $5.9 million in charges in connection with the August Plan, consisting of cash expenditures for compensation and severance payments, employee benefits, payroll taxes, and related facilitation costs. The execution of the August Plan was substantially complete in October 2022. The eliminated positions represent an annualized compensation expense of approximately $27.3 million, and we expect to start realizing the cost savings from the August Plan in the fourth quarter of 2022.

In November 2022, we committed to a third workforce reduction plan (the “November Plan” and, together with the April Plan and the August Plan, the “Workforce Reduction Plans” or the “Plans”) that eliminated approximately 100 additional positions across the Company. We expect to incur approximately $2.8 million in charges in connection with the November Plan, consisting of cash expenditures for compensation and severance payments, employee benefits, payroll taxes, and related facilitation costs. The execution of the November Plan is expected to be substantially complete in the fourth quarter of 2022. The eliminated positions represent an annualized compensation expense of approximately $7.1 million, and we expect to start realizing the cost savings from the November Plan in the first quarter of 2023.

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
Impairment of Intangible Assets and Goodwill
Due to a continued decline in economic and market conditions, including a decline in our market capitalization and current and projected declines in the operating results of the Title365 segment, we determined that triggering events that indicate the assets should be evaluated for impairment existed as of June 30, 2022 and performed an interim quantitative impairment analysis, which resulted in a partial impairment of goodwill and customer relationship intangible assets. Subsequently, based on further deterioration in market conditions in the third quarter of 2022, such as continued increases in interest rates, we determined that triggering events also existed as of September 30, 2022, and performed another interim quantitative impairment analysis, which resulted in a full impairment of the remaining goodwill and customer relationship intangible assets.

We determined the fair value of the Title365 reporting unit utilizing an income approach derived from a discounted cash flow methodology. The excess of the carrying value over the fair value is recognized as an impairment loss and allocated to assets for which the carrying value exceeds the respective asset’s fair value. Certain assets, such as property and equipment and operating lease right-of-use assets, were not allocated any impairment as the values of such assets approximated their respective carrying amounts. For customer relationships intangible asset, the fair value was also determined under an income approach derived from a discounted cash flow methodology. We also estimated the fair value of the Blend Platform reporting unit and reconciled the aggregate fair values of our reporting units to our market capitalization adjusted for an estimated control premium. In estimating the fair value of the reporting units and intangible assets, we considered a number of factors, including business plans, economic projections, anticipated future cash flows, comparable transactions and other market data. There are inherent uncertainties related to these factors and management's judgment in applying them in the impairment tests of goodwill and intangible assets.

Based on the results of these analyses, we determined that the carrying values of goodwill and customer relationship intangible assets exceeded their respective estimated fair values and recorded impairment charges of $240.1 million and $151.7 million, respectively, for the three months ended June 30, 2022, and impairment charges of $47.1 million and $10.7 million, respectively, for the three months ended September 30, 2022, which resulted in the full write off of the goodwill and customer relationship intangible assets. Refer to Note 5, Goodwill and Intangible Assets, of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.

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

We believe that the COVID-19 pandemic has accelerated the transformation of financial services firms into digital businesses. It is continuing to cause the regulatory environment to shift in favor of digitization (such as through the use of digital signatures and online notarization) and is driving consumer behavior away from traditional branches and toward digital channels for banking services, which we expect will generate additional opportunities for us in the future. Since the onset of the COVID-19 pandemic and through the end of 2021, we experienced an increase in demand for our software platform offerings, and we have continued to partner with our financial services customers to expand the scope and availability of products through our platform.

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

We believe that the continued growth in commercial use of the internet will lead to the continued migration of traditional offline markets and industries online. In June 2022, we completed the migration of our largest Title365 customer from traditional title to our software-enabled title solution. In connection with the migration, during the three months ended September 30, 2022, we changed the composition of our reporting segments to align with a change in how our CODM reviews financial information in order to allocate resources and assess performance. As a result of this change, the Blend Platform segment now includes the software-enabled title component. Prior to the migration, title orders related to our software-enabled title component were not significant and were included in the Title365 segment. We expect the continued migration of the Title365 legacy business to our software-enabled platform over time, and as a result, we expect the Title365 closed orders within the Title365 segment to decrease in future periods and the volume of software-enabled title, escrow, and settlement orders within the Blend Platform segment to increase.

The following tables set forth our key business metrics:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Blend Platform banking transactions:
Mortgage banking transactions(1)	289	450	1,017	1,358
Consumer banking transactions(1)	229	84	604	208
Total Blend Platform banking transactions	518	534	1,621	1,566

Title365 closed orders (traditional title)(2)	4	45	45	45
(1) Includes estimated transactions for funded loans not yet reported for the quarter ended September 30, 2022
(2) Excludes approximately 7,000 software-enabled title orders for the quarter ended September 30, 2022, for which revenue and cost of revenue is reported within the Blend Platform segment
Key Components of Results of Operations
Revenue
Blend Platform
In our Blend Platform segment, we generate revenue from fees paid by customers to access our platform. Fees are assessed based on completed transactions, such as a funded loan, new account opening, or closing transaction. We do not charge for abandoned or rejected applications, even though they cause us to incur costs related to these applications. Arrangements with our customers do not provide the contractual right to take possession of our software at any point in time. Revenue is recognized when access to our platform is provisioned to our customers for an amount that reflects the consideration we expect to be entitled to in exchange for those services. To a lesser extent, we generate revenue from professional services related to the deployment of our platform, premium support services, and consulting services. We also earn revenue through commissions or service fees when consumers use our Blend Platform integrated marketplaces to select a property and casualty insurance carrier, title and settlement services entity, or real estate agent. Starting in the quarter ended September 30, 2022, the revenue in the Blend Platform segment includes revenue from our software-enabled title solution. This revenue is similar to the revenue earned in the Title365 segment further described below, with the distinction that software-enabled technology automates the flow of the title orders from the customer’s loan origination software and passes the orders through the Blend Platform. Refer to Note 15, Segments, of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.

Our customers have the ability to access our platform under subscription arrangements, in which customers commit to a minimum number of completed transactions at specified prices over the contract term, or under usage-based arrangements, in which customers pay in arrears a variable amount for completed transactions at specified prices. Our subscription arrangements are generally noncancelable, and we may also earn additional overage fees if the number of completed transactions exceeds the contractual amounts. Our usage-based arrangements generally can be terminated at any time by the customer. We recognize revenue ratably for our subscription arrangements because the customer receives and consumes the benefits of our platform throughout the contract period. We recognize fees for usage-based arrangements as the completed transactions are processed using our platform. Over the last several quarters, we have seen a shift in our customer contracts towards usage-based arrangements. Revenue from usage-based arrangements represented 51% and 26% of our Blend Platform segment revenue for nine months ended September 30, 2022 and 2021, respectively.

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

In June 2022, we completed the migration of our largest Title365 customer from traditional title to our software-enabled title solution. In connection with the migration, during the three months ended September 30, 2022, we changed our reporting segments to align with a change in how our CODM reviews financial information in order to allocate resources and assess performance. As a result of this change, revenue from our software-enabled title solution is presented within the Blend Platform segment, resulting in a decrease in revenue within the Title365 segment. Refer to Note 15, Segments, of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.

We expect that rising mortgage interest rates in the near term will continue to drive down transaction volume, especially refinance transactions volume, which will adversely affect both Blend Platform and Title365 revenue. While we believe that the Blend Platform segment will continue to deliver positive growth overall, we expect that the title insurance and other services revenue within the Title365 segment will face significant headwinds to growth, and a decline due to the projected mortgage industry origination volume decline as described above within Recent Developments. We are continuing to evaluate the rapid changes within the mortgage industry and the impact to our segments and their projected operating results, both in the near term and over a longer time horizon.
Cost of Revenue
Blend Platform
In our Blend Platform segment, cost of revenue consists primarily of costs of subscribed hosting, support, and professional services. Costs of subscribed hosting services and support revenue consist primarily of expenses related to hosting our services, third-party fees related to platform connectivity services, which include verification of income, assets, and employment, software licenses, and expenses related to providing support to our customers. Starting in the quarter ended September 30, 2022, the cost of revenue in the Blend Platform segment includes cost of revenue related to our software-enabled title solution, which consists primarily of personnel-related expenses as well as the cost of services provided by external vendors.

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
Impairment of intangible assets and goodwill
Impairment of intangible assets and goodwill assets relates to charges recorded based on the results of the interim quantitative impairment analyses performed in response to certain triggering events, such as a continued decline in economic and market conditions, decline in our market capitalization, and current and projected declines in the operating results of the Title365 reporting unit. We determined that the carrying values of goodwill and customer relationship intangible assets exceeded their respective estimated fair values and recorded impairment charges of $287.2 million and $162.5 million, respectively, for the nine months ended September 30, 2022. Refer to Note 5, Goodwill and Intangible Assets, of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information.

Restructuring
The restructuring charges relate to the April Plan and the August Plan, under which we eliminated approximately 200 and 140 positions, respectively, are comprised of $6.4 million and $5.9 million, respectively, in cash expenditures for compensation and severance payments, employee benefits, payroll taxes and related facilitation costs for the nine months ended September 30, 2022.
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
Income Taxes
Provision for income taxes consists primarily of U.S. state income taxes and adjustments to the valuation allowance. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is not more likely than not that such net deferred tax assets will be realized. For the nine months ended September 30, 2022, we recognized an income tax benefit of $2.7 million, consisting of a $2.9 million deferred tax benefit resulting from a partial release of the valuation allowance and a current tax expense of $0.2 million consisting of state and foreign income taxes. The partial release of the valuation allowance was primarily due to changes in U.S. tax law requiring capitalization and amortization of research and development costs for tax purposes.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Revenue	$55,353	$89,568	$192,416	$153,505
Cost of revenue(1)	34,243	49,241	117,172	72,461
Gross profit	21,110	40,327	75,244	81,044
Operating expenses:
Research and development(1)	34,240	25,518	104,846	63,476
Sales and marketing(1)	20,518	21,957	65,297	56,093
General and administrative(1)	32,140	59,024	105,714	94,488
Amortization of acquired intangible assets	275	4,364	8,411	4,364
Impairment of intangible assets and goodwill	57,857	—	449,680	—
Restructuring	5,936	—	12,316	—
Total operating expenses	150,966	110,863	746,264	218,421
Loss from operations	(129,856)	(70,536)	(671,020)	(137,377)
Interest expense	(6,158)	(5,615)	(17,442)	(5,615)
Other income (expense), net	3,281	121	3,378	383
Loss before income taxes	(132,733)	(76,030)	(685,084)	(142,609)
Income tax (expense) benefit	(14)	(300)	2,717	44,978
Net (loss) income	$(132,747)	$(76,330)	$(682,367)	$(97,631)
________
(1)Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Cost of revenue	$452	$246	$1,495	$461
Research and development	12,274	3,685	34,656	7,903
Sales and marketing	2,749	1,836	8,451	5,133
General and administrative	12,476	37,657	36,909	40,552
Total stock-based compensation	$27,951	$43,424	$81,511	$54,049

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(as a % of revenue)*
Revenue	100%	100%	100%	100%
Cost of revenue	62	55	61	47
Gross margin	38	45	39	53
Operating expenses:
Research and development	62	28	54	41
Sales and marketing	37	25	34	37
General and administrative	58	66	55	62
Amortization of acquired intangible assets	—	5	4	3
Impairment of intangible assets and goodwill	105	—	234	—
Restructuring	11	—	6	—
Total operating expenses	273	124	388	142
Loss from operations	(235)	(79)	(349)	(89)
Interest expense	(11)	(6)	(9)	(4)
Other income (expense), net	6	—	2	—
Loss before income taxes	(240)	(85)	(356)	(93)
Income tax (expense) benefit	—	—	1	29
Net (loss) income	(240)%	(85)%	(355)%	(64)%
____________
*Certain percentages may not foot due to rounding
Comparison of the Three Months Ended September 30, 2022 and 2021
Revenue and Cost of Revenue

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(In thousands)
Segment revenue:
Blend Platform:
Mortgage Banking	$19,920	$27,318	$(7,398)	(27%)
Consumer Banking and Marketplace	15,265	6,569	8,696	132%
Professional Services	865	1,194	(329)	(28%)
Total Blend Platform	36,050	35,081	969	3%
Title365	19,303	54,487	(35,184)	(65%)
Total revenue	$55,353	$89,568	$(34,215)	(38%)
Segment cost of revenue:
Blend Platform	$16,613	$12,592	$4,021	32%
Title365	17,630	36,649	(19,019)	(52%)
Total cost of revenue	$34,243	$49,241	$(14,998)	(30%)
Segment gross profit:
Blend Platform	$19,437	$22,489	$(3,052)	(14%)
Title365	1,673	17,838	(16,165)	(91%)
Total gross profit	$21,110	$40,327	$(19,217)	(48%)

Revenue decreased $34.2 million, or 38%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, driven by a decrease of $35.2 million, or 65% in Title365 revenue, offset by an increase in Blend Platform revenue of $1.0 million, or 3%. Within Blend Platform revenue, Mortgage Banking revenue decreased $7.4 million, or 27%, primarily due to the lower volume of mortgage banking transactions, particularly refinance transactions, with our customers, Consumer Banking and Marketplace revenue increased $8.7 million, or 132%, primarily due to the migration of $6.1 million software-enabled title revenue from the Title365 segment and an increase in the volume of transactions related to our integrated software solutions outside of mortgage, including ancillary products and marketplace offerings, and Professional Services revenue decreased by $0.3 million, or 28%, primarily due to a decrease in professional services associated with the deployment and support of our platform. Title365 revenue decreased $35.2 million, or 65%, primarily due to the lower volume of title orders and the migration of the $6.1 million software-enabled title revenue to the Blend Platform segment.

Cost of revenue decreased $15.0 million, or 30%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, driven by a decrease of $19.0 million within the Title365 segment, primarily due to the lower volume of title orders and the migration of the software-enabled title solution to the Blend Platform segment, offset by an increase in Blend Platform cost of revenue of $4.0 million, or 32%, primarily due to the migration of the software-enabled title solution.
Operating Expenses

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$34,240	$25,518	$8,722	34%
Sales and marketing	20,518	21,957	(1,439)	(7%)
General and administrative	32,140	59,024	(26,884)	(46%)
Amortization of acquired intangible assets	275	4,364	(4,089)	N/A
Impairment of intangible assets and goodwill	57,857	—	57,857	N/A
Restructuring	5,936	—	5,936	N/A
Total operating expenses	$150,966	$110,863	$40,103	36%
Research and Development
Research and development expenses increased $8.7 million, or 34%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to a $8.6 million increase in stock-based compensation.
Sales and Marketing
Sales and marketing expenses decreased $1.4 million, or 7%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease was primarily due to a $2.7 million decrease in personnel-related expenses primarily attributable to a decrease in sales and marketing headcount and lower commissions, offset by a $0.9 million increase in stock-based compensation and a $0.5 million increase in costs incurred for trade shows and conferences.
General and Administrative
General and administrative expenses decreased $26.9 million, or 46% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease was primarily due to a $25.2 million decrease in stock-based compensation, primarily driven by $29.7 million in stock-based compensation expense recognized in the prior year period upon IPO related to the stock option award with market-based performance targets granted to our Co-Founder and Head of Blend, offset by a $4.5 million increase in the stock-based compensation for three months ended September 30, 2022, and a $1.1 million decrease in insurance due to a policy renegotiation,

Amortization of acquired intangible assets
Amortization of acquired intangibles assets decreased $4.1 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to the lower carrying value of the customer relationships intangible asset resulting from an impairment charge recognized in the three months ended June 30, 2022.
Impairment of intangible assets and goodwill
Impairment of intangible assets and goodwill increased $57.9 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, due to the impairment charges recorded in connection with an interim quantitative impairment reviews of the intangible assets and goodwill within the Title365 reporting unit performed as of September 30, 2022.
Restructuring
Restructuring expenses increased $5.9 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to the execution of the August Plan during the three months ended September 30, 2022. The restructuring charges included cash expenditures for compensation and severance payments, employee benefits, payroll taxes and related facilitation costs.
Comparison of the Nine Months Ended September 30, 2022 and 2021
Revenue and Cost of Revenue

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(In thousands)
Segment revenue:
Blend Platform:
Mortgage Banking	$68,297	$79,131	$(10,834)	(14%)
Consumer Banking and Marketplace	31,003	16,799	14,204	85%
Professional Services	3,221	3,088	133	4%
Total Blend Platform	102,521	99,018	3,503	4%
Title365	89,895	54,487	35,408	65%
Total revenue	$192,416	$153,505	$38,911	25%
Segment cost of revenue:
Blend Platform	$45,545	$35,812	$9,733	27%
Title365	71,627	36,649	34,978	95%
Total cost of revenue	$117,172	$72,461	$44,711	62%
Segment gross profit:
Blend Platform	$56,976	$63,206	$(6,230)	(10%)
Title365	18,268	17,838	430	2%
Total gross profit	$75,244	$81,044	$(5,800)	(7%)

Revenue increased $38.9 million, or 25%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, driven by an increase in Blend Platform revenue of $3.5 million, or 4% and an increase in Title365 revenue of $35.4 million, or 65%.

Within Blend Platform, Mortgage Banking revenue decreased $10.8 million, or 14%, primarily due to the lower volume of mortgage banking transactions, particularly refinance transactions, with our customers, Consumer Banking and Marketplace revenue increased $14.2 million, or 85%, primarily due to an increase in revenue from our integrated software solutions outside of mortgage, including ancillary products and marketplace offerings, and the migration of $6.1 million of software-enabled title revenue from Title365, and Professional Services revenue increased by $0.1 million, or 4%. Title365 segment revenue increased $35.4 million, or 65%, driven primarily by an increase of $70.9 million due to the inclusion of revenue from Title365 for the first six months of the period, offset by a decrease of $29.2 million in the Title365 revenue in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, driven by the lower volume of title orders and the migration of $6.1 million of software-enabled title revenue to the Blend Platform segment.

Cost of revenue increased $44.7 million, or 62%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, driven by an increase in Blend Platform cost of revenue of $9.7 million, or 27%, and an increase in Title365 cost of revenue of $35.0 million. The increase in Blend Platform cost of revenue was primarily due to the migration of our software-enabled title solution from the Title365 segment, and an increase in third-party hosting costs and software licenses to support expanded operations. The increase in Title365 cost of revenue was primarily due to the inclusion of $57.3 million of cost of revenue from Title365 in the first six months of the period, offset by a decrease of $13.2 million in Title365 cost of revenue in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, driven by lower volume of title orders and the migration of the software-enabled title solution.
Operating Expenses

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$104,846	$63,476	$41,370	65%
Sales and marketing	65,297	56,093	9,204	16%
General and administrative	105,714	94,488	11,226	12%
Amortization of acquired intangible assets	8,411	4,364	4,047	N/A
Impairment of intangible assets and goodwill	449,680	—	449,680	N/A
Restructuring	12,316	—	12,316	N/A
Total operating expenses	$746,264	$218,421	$527,843	242%
Research and Development
Research and development expenses increased $41.4 million, or 65%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to a $26.8 million increase in stock-based compensation, a $13.3 million increase in personnel-related expenses primarily attributable to an increase in research and development headcount dedicated to the ongoing investment in our products, and a $1.1 million increase in software and hosting services to support the growth in our business.
Sales and Marketing
Sales and marketing expenses increased $9.2 million, or 16%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to a $3.3 million increase in stock-based compensation, a $2.8 million increase due to the inclusion of sales and marketing expenses from the operations of Title365,a $1.7 million increase in personnel-related expenses primarily attributable to an increase in sales and marketing headcount, a $1.1 million increase in the costs of trade shows and conferences, a $0.9 million increase in commission expense, offset by a $1.0 million decrease in general marketing and promotional activities.
General and Administrative
General and administrative expenses increased $11.2 million, or 12%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to a $19.3 million increase due to the inclusion of general and administrative expenses from the operations of Title365, a $4.5 million increase in insurance related to being a public company, a $2.2 million increase in personnel related costs, offset by a $9.5 million decrease in transaction and diligence costs related to our acquisition of Title365, and a $6.0 million decrease in stock-based compensation, consisting of a $19.1 million decrease in stock-based compensation expense related to the stock option award with market-based performance targets granted to our Co-Founder and Head of Blend in the prior year period, offset by a $13.1 million increase in the other stock-based compensation expense for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
Amortization of acquired intangible assets
Amortization of acquired intangibles assets increased $4.0 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, due to the amortization of the customer relationships intangible asset acquired in Title365 business combination.
Impairment of intangible assets and goodwill
Impairment of intangible assets and goodwill increased $449.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, due to the impairment charges recorded in connection with an interim quantitative impairment reviews of the intangible assets and goodwill within the Title365 reporting unit performed as of June 30, 2022 and as of September 30, 2022.
Restructuring
Restructuring expenses increased $12.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to the execution of the April Plan and August Plan during the nine months ended September 30, 2022. The restructuring charges included cash expenditures for compensation and severance payments, employee benefits, payroll taxes and related facilitation costs.
Liquidity and Capital Resources
As of September 30, 2022, our principal sources of liquidity were cash, cash equivalents, marketable securities of $400.8 million, and availability of credit under our $25.0 million senior secured revolving credit facility. Cash and cash equivalents are comprised of bank deposits and money market funds. Marketable securities are comprised of U.S. treasury and agency securities, commercial paper, and corporate debt securities. Most of our cash and cash equivalents are held in the United States. Since our inception, we have financed our operations primarily through proceeds from the issuance of our stock and warrants and cash generated from the sale of our product offerings.

We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $1,082.4 million as of September 30, 2022. We expect to continue to incur operating losses for the foreseeable future due to the investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business.
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

In April 2022, we committed to a workforce reduction plan (the “April Plan”) as part of our broader efforts to improve cost efficiency and better align our operating structure with our business activities. The April Plan eliminated approximately 200 positions across the Company, or approximately 10% of our then-current workforce. We incurred approximately $6.4 million in charges in connection with the April Plan, which consisted of cash expenditures for severance payments, employee benefits, payroll taxes, and related facilitation costs. The execution of the April Plan was substantially completed in the second quarter of 2022. In August 2022, we committed to another workforce reduction plan (the “August Plan”) that eliminated approximately 140 additional positions across the Company. We incurred approximately $5.9 million in charges in connection with the August Plan, consisting of cash expenditures for severance payments, employee benefits, payroll taxes and related facilitation costs. The execution of the August Plan was substantially complete in October 2022. In November 2022, we committed to a third workforce reduction plan (the “November Plan”) that eliminated approximately 100 additional positions across the Company. We expect to incur approximately $2.8 million in charges in connection with the November Plan, consisting of cash expenditures for compensation and severance payments, employee benefits, payroll taxes, and related facilitation costs. The execution of the November Plan is expected to be substantially complete in the fourth quarter of 2022.

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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Net cash used in operating activities	$(143,085)	$(84,380)
Net cash provided by (used in) investing activities	42,044	(614,736)
Net cash provided by financing activities	2,179	934,498
Effect of exchange rates on cash, cash equivalents, and restricted cash	160	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(98,702)	$235,382
Cash Used in Operating Activities
Our largest source of operating cash is cash collections from our customers, and our primary uses of cash in operations are for employee-related expenditures, sales and marketing expenses, and third-party hosting costs.

Net cash used in operating activities for the nine months ended September 30, 2022 and 2021, was $143.1 million and $84.4 million, respectively. The increase in cash used in operations reflects an increase in our net loss adjusted for noncash items, including charges associated with the impairments of goodwill and intangible assets, stock-based compensation, depreciation and amortization, change in deferred taxes, amortization of deferred contract costs, amortization of operating lease right-of-use assets, gain on investment in equity securities, and amortization of debt discount and issuance costs on our long-term debt, and changes in operating assets and liabilities. Fluctuations in operating assets and liabilities are affected primarily by changes in trade and other receivables, prepaid expenses and other current assets, accrued compensation, deferred revenue, accounts payable and other liabilities.

Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities during the nine months ended September 30, 2022 was $42.0 million, which was primarily due to the sales and maturities of marketable securities of $139.9 million, mostly offset by $96.2 million used in purchases of marketable securities and $1.6 million in purchases of property and equipment.

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

Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2022 was $2.2 million, primarily consisting of proceeds from the exercises of stock options of $2.6 million, net of repurchases.

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

Off-Balance Sheet Arrangements
We administer escrow and trust deposits held at third-party financial institutions representing funds received under real estate contracts, escrowed funds received under escrow agreements, and/or undisbursed amounts received for settlement of mortgage and home equity loans. Cash held for these purposes was approximately $8.7 million, net of outstanding checks in transit of $66.0 million as of September 30, 2022. These funds are not considered assets of ours and, therefore, are not included in our consolidated balance sheet; however, we are contingently liable for the disposition of these funds on behalf of consumers. As of September 30, 2022, we did not have any other relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $114.4 million and marketable securities of $286.4 million as of September 30, 2022, which consisted of bank deposits, money market funds, U.S. treasury and agency securities, commercial paper, and corporate debt securities. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points change in interest rates during any of the periods presented would not have had a material impact on our investments.

As of September 30, 2022, we had $225.0 million of principal outstanding under our Term Loan, and the applicable interest rate was 10.03%. An increase of 100 basis points in the applicable interest rate would increase our annual interest expense by approximately $2.3 million. A decrease of 100 basis points in the applicable interest rate would decrease our annual interest expense by approximately $2.3 million.

Prior to October 18, 2022, our Term Loan carried a floating rate of interest linked to the LIBOR. In October 2022, we entered into the Amendment, which replaced the reference rate from LIBOR to SOFR as a result of the expected cessation of LIBOR. We do not expect a materially adverse change to our financial condition or liquidity as a result of such change.

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
•We may make strategic acquisitions or investments, and we face risks related to the integration of such acquisitions or investments and the management of any associated growth;
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
Risks Related to Our Business and Operations
Our business is substantially dependent on revenue from the financial services industry and subject to risks related to the mortgage industry and the larger financial services industry. As such, our business may be adversely affected by downturns in the mortgage industry.
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

Increases in market interest rates are likely to adversely affect our business, financial condition, and results of operations.
Increasing interest rates tend to adversely impact the spending levels of consumers and their ability and willingness to borrow money. Higher interest rates often lead to higher loan rates charged to consumers, which could adversely affect the ability of our customers to generate volume and in turn, the number of transactions enabled through our platform and thus our ability to generate revenue from such transactions. The U.S. Federal Reserve raised the federal funds interest rate in March 2022, May 2022, June 2022, July 2022, September 2022 and November 2022, for an aggregate 3.75% increase over the course of 2022, and indicated it expects to raise that interest rate again in the future. As a result of interest rate increases, financial services firms and consumers may be discouraged from engaging with our platform or using our services. We have experienced, and may continue to experience, a reduction in the volume of transactions enabled through our platform and the value of title orders processed. In addition, transaction volumes and, as a result, our revenue generated from such transactions, may decline faster than our ability to reduce expenses. Therefore, increases in market interest rates are likely to adversely affect our business, financial condition, and results of operations.
We have a history of net losses, and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses in each period since our inception in 2012, and we may not be able to achieve or maintain profitability in the future. For example, we incurred a net loss of $169.9 million and $74.6 million in the years ended December 31, 2021 and 2020, respectively, and as of December 31, 2021 and December 31, 2020, we had an accumulated deficit of $442.8 million and $272.9 million, respectively. We expect our losses to continue as we expect to incur significant costs and invest significant additional funds towards sustaining and growing our business and operating as a public company. We have expended and expect to continue to expend substantial financial and other resources on product development, including investments in our product, engineering, and design teams and the development of new products and new functionality for our existing products and our platform; our technology infrastructure, including systems architecture, management tools, scalability, availability, performance, and security, as well as disaster recovery measures; our sales, marketing, and customer success organizations; acquisitions or strategic investments; and general administration, including legal and accounting expenses. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. In addition, we expect to incur certain charges in connection with the Workforce Reduction Plans, including cash expenditures for employee benefits, severance payments, payroll taxes and related facilitation costs, as well as stock-based compensation. We may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of the Workforce Reduction Plans, and there can be no assurance that we will be able achieve our projected cost savings in connection with the Workforce Reduction Plans or related initiatives. In addition, failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flows on a consistent basis. In light of increasing interest rates and other factors, the volume of transactions enabled through our platform and, as a result, our revenue generated from such transactions, may decline faster than our ability to reduce expenses. Additionally, in an inflationary environment, our costs may increase, and we may not be able to increase the pricing of our products accordingly, which could adversely impact our financial performance. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.

We have experienced rapid growth in recent periods, and we do not expect to grow at these historical rates in future periods.
We have grown rapidly over the last several years, and therefore our recent revenue growth rate and financial performance should not be considered indicative of our future performance. In 2021 and 2020, our Blend Platform segment revenue was $135.6 million and $96.0 million, respectively, representing a 41% year-over-year growth rate. Our revenue growth rate has declined and may decline further in future periods. We believe that growth of our revenue depends on a number of factors, including our ability to price our products and services effectively so that we are able to attract and retain customers without compromising our profitability, attract new customers, increase our existing customers’ use of our solutions, provide our customers with excellent support, and successfully identify and acquire or invest in businesses, products, or technology that we believe could complement or expand our solutions. However, we are also impacted by macroeconomic factors over which we have no control.

You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short term and decline in the long term. To the extent the size of our business grows and as we achieve higher market adoption rates, our growth rate could decline. Our revenue growth and our revenue has declined and may decline in the future due to one or more factors including reduced demand for our products and services, insufficient growth in the number of financial services firms that utilize our products and services or the lack of expansion of products and services within our existing customer base, transaction volume and mix, particularly with our significant customers, increased competition, a decrease in the growth or reduction in size of our overall market, unintended consequences from the Workforce Reduction Plans or related initiatives that impact our business, or if we fail for any reason to capitalize on growth opportunities, general economic conditions, and the maturation of our business, among others. We also expect to continue to make investments in the development and expansion of our business, which may not result in increased revenue or growth. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.
Unfavorable conditions in our industry or the global economy or reductions in technology spending could limit our ability to grow our business and adversely affect our financial condition and results of operations.
Our results of operations may vary based on the impact of changes in our industry or the U.S. economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for our solutions. Current or future economic uncertainties or downturns have adversely affected our business and results of operations and could continue to have adverse effects in the future. Negative conditions in the general economy in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare, such as the current war in Ukraine and the potential effects of sanctions, and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in lending activity and business investments, including spending on technology, and negatively affect the growth of our business. For example, the COVID-19 pandemic has created and may continue to create significant uncertainty in global financial markets and the long-term economic impact of the COVID-19 pandemic is highly uncertain. To the extent our solutions are perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general technology spending. Also, competitors, some of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be adversely affected.
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
We may make strategic acquisitions or investments, and we face risks related to the integration of such acquisitions or investments and the management of any associated growth.
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

Our future success depends in part on our ability to integrate these acquisitions and manage these investments, businesses, partnerships, and transactions effectively. If we are unable to obtain the anticipated benefits or synergies of such acquisitions, or we encounter difficulties integrating acquired businesses with ours, our business, financial condition, and results of operations could be adversely affected.

Challenges and risks from such strategic acquisitions and investments include:
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

If we are unable to successfully integrate and manage our strategic acquisitions and investments, we may not realize the expected benefits of such transactions or become exposed to additional liabilities, and our business, financial condition, and results of operations could be adversely affected.
The impairment of intangible assets and goodwill arising from our acquisitions may have an adverse effect on our business, financial condition, and results of operations
When we acquire a business, a substantial portion of the purchase price of the acquisition may be allocated to goodwill and other indefinite-lived intangible assets. Under U.S. GAAP, we review goodwill and other indefinite-lived intangible assets for impairment annually, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or an indefinite-lived asset below its carrying value. An adverse change in market conditions or operating results, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Moreover, we may not be able to achieve our business targets for our acquisitions, which could result in us incurring additional goodwill and other intangible assets impairment charges. Further declines in our market capitalization increase the risk that we may be required to perform another impairment analysis, which could result in an impairment of up to the entire balance of our goodwill and other intangible assets. Any such impairment charge or write-off may have an adverse effect on our business, financial condition, and results of operations.

For example, due to a continued decline in economic and market conditions, including a decline in our market capitalization, and current and projected declines in the operating results of the Title365 reporting unit, we determined that factors existed which triggered a goodwill impairment review under U.S. GAAP as of June 30, 2022. As such, we performed an interim quantitative impairment analysis and as a result of our assessment, we determined the carrying amounts of certain impacted assets are not recoverable. Based on this analysis, we recorded an impairment charge comprised of a $240.1 million write-down of goodwill and a $151.7 million write-down of customer relationship intangible assets. Subsequently, based on further deterioration in the market conditions in the third quarter of 2022, such as continued increases in interest rates, we determined that triggering events existed as of September 30, 2022, and performed another interim quantitative impairment analysis. Based on this analysis, we recorded an impairment charge comprised of a $47.1 million write-down of goodwill and a $10.7 million write-down of the customer relationship intangible asset, resulting in the full write-off of the goodwill and customer relationship intangible assets.

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
•the impact of worldwide economic conditions, including economic slowdowns, recessions, and tightening of credit markets, including due to the economic impact of the COVID-19 pandemic and the war in Ukraine;
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
Our ability to manage our growth and business operations effectively and to integrate new employees, technologies, and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to effectively integrate, develop, and motivate a large number of new employees, while maintaining the beneficial aspects of our culture. Continued growth could challenge our ability to develop and improve our information technology infrastructure and our operational, financial, and management controls, enhance our reporting systems and procedures, recruit, train, and retain highly skilled personnel and maintain user satisfaction. The Workforce Reduction Plans may also damage our culture and our ability to recruit and retain personnel. Additionally, if we do not manage the growth of our business and operations effectively, the quality of our platform and the efficiency of our operations could suffer, which could adversely affect our reputation, business, financial condition, and results of operations. For example, in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and could cause a decline in the price of our Class A common stock. We will need to continue to improve our operational and financial infrastructure in order to manage our business effectively and accurately report our results of operations.

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

We face intense competition for highly skilled employees, especially in the San Francisco Bay Area where we have a substantial presence and need for highly skilled employees. To attract and retain top talent, we have offered, and we believe we will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. The trading price of our Class A common stock has been volatile and has declined since our initial public offering in response to various factors and may not appreciate. If the perceived value of our equity awards declines for this or other reasons, it may adversely affect our ability to attract and retain highly qualified employees. In order to remain competitive, due to recent fluctuations in the trading price of our Class A common stock, we have had, and may have to continue, to issue more shares for equity awards than previous periods when the trading price of our Class A common stock was higher, which has and may continue to affect our outstanding share count and cause dilution to existing shareholders. Certain of our employees have received significant proceeds from sales of our equity in private transactions and many of our employees may receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train, and integrate such employees, and we may never realize returns on these investments. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts, and employee morale, productivity, and engagement could suffer, which could adversely affect our business, financial condition, and results of operations.
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

The benefits of a strategic acquisition, partnership or transaction may also take considerable time to develop, and we cannot be certain that any particular strategic acquisition, partnership or transaction will produce the intended benefits. Further, acquisitions, partnerships or other strategic transactions could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt (and increased interest expense), contingent liabilities or amortization expenses related to intangible assets, or write-offs of goodwill and intangible assets. For example, due to a continued decline in economic and market conditions and current and projected declines in the operating results of the Title365 reporting unit, we performed an interim quantitative impairment analysis and recorded an impairment charge in the three months ended June 30, 2022, consisting of a $240.1 million write-down of goodwill and a $151.7 million write-down of the customer relationship intangible asset. Subsequently, based on further deterioration in the market conditions in the third quarter of 2022, such as continued increases in interest rates, we determined that triggering events existed as of September 30, 2022, and performed another interim quantitative impairment analysis and recorded an impairment charge in the three months ended September 30, 2022, consisting of a $47.1 million write-down of goodwill and a $10.7 million write-down of the customer relationship intangible asset, resulting in a full write off of these assets. If we are unable to identify and complete strategic acquisitions or partnerships or if our completed strategic acquisitions result in write-offs of goodwill and intangible assets, our business, financial condition, and results of operations could be adversely affected.
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
•harm to employee morale due to the restructuring actions;

•challenges in our business and the macroeconomic environment; and

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

For example, on October 27, 2021, the Federal Trade Commission, or the FTC, issued a final rule to amend the GLBA’s Safeguards Rule, which requires covered financial services firms, which may include some of our customers, to develop, implement, and maintain a comprehensive information security program. The final rule provides more prescriptive security controls that financial services firms will be required to implement, such as specific access and authentication controls, risk assessment requirements, and oversight by designation of a Qualified Individual who will be required to provide annual written reports to the board of directors or equivalent governing body. In addition, the FTC has brought enforcement actions against service providers of financial services firms directly and against financial services firms for failures by service providers to implement appropriate controls to safeguard consumers’ personal information.

As another example, the CCPA went into effect on January 1, 2020, and, among other things, requires new disclosures to California consumers and affords such consumers new data privacy rights, including, among other things, the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to opt out of certain sales of personal information. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties of up to $7,500 per violation. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election, and significantly modifies the CCPA, including expanding California consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. The CPRA creates obligations relating to consumer data beginning on January 1, 2022 and enforcement beginning July 1, 2023. Implementing regulations have been proposed but not finalized. Some observers have noted the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could also increase our potential liability and adversely affect our business. For example, the CCPA has encouraged “copycat” or other similar laws to be considered and proposed in other states across the country. Laws similar to the CCPA and CPRA have been enacted in Virginia (the Virginia Consumer Data Protection Act, or VCDPA, which goes into effect on January 1, 2023), Colorado (the Colorado Privacy Act, or CPA, which goes into effect on July 1, 2023), Utah (the Utah Consumer Privacy Act, or UCPA, which goes into effect on December 31, 2023) and Connecticut (the Connecticut Data Privacy Act, or CDPA, which goes into effect on July 1, 2023). The California Age-Appropriate Design Code Act (CAADCA), which expands the CPRA for businesses with websites that are likely to be accessed by children, was signed into law on September 15, 2022 and goes into effect on July 1, 2024.

The CCPA, CPRA, CAADCA, VCDPA, CPA, UCPA and CDPA and other changes in laws or regulations relating to privacy, data protection, and information security, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of laws or regulations like the GLBA, that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer, or disclosure, could greatly increase the cost of providing our platform, require significant changes to our operations, or even prevent us from providing our platform in jurisdictions in which we currently operate and in which we may operate in the future. Certain other state laws impose similar privacy, data protection, and information security obligations and we also expect that more states may enact legislation similar to the CCPA, CPRA, CAADCA, VCDPA, CPA, UCPA and CDPA which provide consumers with new privacy rights and increase the privacy, data protection, and information security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies. In addition, some jurisdictions, such as New York, Massachusetts, and Nevada have enacted more generalized information security laws that apply to certain data that we process. We cannot yet fully determine the impact these or future laws, rules, regulations, and industry standards may have on our business or operations. Any such laws, rules, regulations, and industry standards may be inconsistent among different jurisdictions, subject to differing interpretations, or may conflict with our current or future practices. Additionally, our customers may be subject to differing privacy laws, rules, and legislation, which may mean that they require us to be bound by varying contractual requirements applicable to certain other jurisdictions. Adherence to such contractual requirements may impact our collection, use, processing, storage, sharing, and disclosure of various types of information including financial information and other personal information, and may mean we become bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters that may further change as laws, rules, and regulations evolve. Complying with these requirements and changing our policies and practices may be onerous and costly, and we may not be able to respond quickly or effectively to regulatory, legislative and other developments. These changes may in turn impair our ability to offer our existing or planned products and services and/or increase our cost of doing business.

Additionally, we have incurred, and may continue to incur, significant expenses in an effort to comply with privacy, data protection, and information security standards and protocols imposed by law, regulation, industry standards, or contractual obligations. In particular, with laws and regulations such as the GLBA, CCPA, CPRA, CAADCA, VCDPA, CPA, UCPA, CDPA and potentially other laws and regulations that may be proposed or amended, imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so.

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
The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws (including in response to the COVID-19 pandemic) or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income, effective for tax years beginning after December 31, 2022, and a 1% excise tax on share repurchases occurring after December 31, 2022. Given its recent pronouncement, it is unclear at this time what, if any, impact the IRA will have on our company's tax rate and financial results. We will continue to evaluate the IRA’s impact (if any) as further information becomes available. As we expand the scale of our business activities, any changes in the U.S. and international taxation of such activities may increase our effective tax rate and harm our business, financial condition, and results of operations.
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
We have recognized significant impairment charges on certain assets.
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

For example, due to a continued decline in economic and market conditions, including a decline in our market capitalization, and current and projected declines in the operating results of the Title365 reporting unit, we determined that triggering events existed as of June 30, 2022, and performed an interim quantitative impairment analysis. As a result of the assessment, we determined the carrying amounts of certain impacted assets are not recoverable, which resulted in an impairment charge, consisting of a $240.1 million write-down of goodwill, and a $151.7 million write-down of customer relationship intangible asset. Subsequently, based on further deterioration in the market conditions in the third quarter of 2022, such as continued increases in interest rates, we determined that triggering events existed as of September 30, 2022, and performed another interim quantitative impairment analysis, which resulted in an impairment charge, consisting of a $47.1 million write-down of goodwill and a $10.7 million write-down of the customer relationship intangible asset, resulting in the full write-off of the goodwill and customer relationship intangible assets. See Note 5, Goodwill and Intangible Assets, in the notes to the unaudited condensed consolidated financial statements for further information.
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
Our Class A common stock has one vote per share, our Class B common stock has 40 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Currently, Nima Ghamsari, Head of Blend, Co-Founder, and Chair of our board of directors, beneficially owns all of the issued and outstanding shares of our Class B common stock. As of December 31, 2021, the shares beneficially owned by Mr. Ghamsari represented approximately 70% of the total voting power of our outstanding capital stock, which voting power may increase over time as Mr. Ghamsari exercises equity awards and exchanges them for our Class B common stock under the Equity Exchange Agreement. If all such equity awards held by Mr. Ghamsari (including the Co-Founder and Head of Blend Long-Term Performance Award) had been exercised for cash as of September 30, 2022, Mr. Ghamsari would hold approximately 89% of the voting power of our outstanding capital stock. As a result, for the foreseeable future, Mr. Ghamsari will be able to control matters requiring approval by our stockholders, including the election of members of our board of directors, the adoption of amendments to our Amended and Restated Certificate of Incorporation and amended and restated bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Mr. Ghamsari may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interest. The concentration of control will limit or preclude your ability to influence corporate matters for the foreseeable future and could have the effect of delaying, preventing, or deterring a change in control of our company, could deprive you and other holders of Class A common stock of an opportunity to receive a premium for your Class A common stock as part of a sale of our company and could negatively affect the market price of our Class A common stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 has been formatted in Inline XBRL.

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

BLEND LABS, INC.

Date:	November 10, 2022	By:	/s/ Nima Ghamsari
Nima Ghamsari
Head of Blend and Co-Founder
(Principal Executive Officer)

Date:	November 10, 2022	By:	/s/ Marc Greenberg
Marc Greenberg
Head of Finance
(Principal Financial Officer)