Form 10-K
period 2022-12-31
Blend Labs, Inc.
filed 2023-03-16
CIK 1855747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock as reported by the New York Stock Exchange on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $439.9 million. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of March 3, 2023, there were 232,126,271 shares of the registrant's Class A common stock outstanding, 10,720,593 shares of the registrant's Class B common stock outstanding, and no shares of the registrant's Class C common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

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
•our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, targeted reduction in operating loss and plans for future operations, expense reductions and costs savings, our ability to determine reserves, and our ability to achieve and maintain future profitability;
•our market position, growth opportunities and our ability to successfully execute our business and growth strategy;
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
•the impairment of certain assets arising from our acquisition of Title365;
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
•our ability to maintain, protect, and enhance our intellectual property; and
•the increased expenses associated with being a public company.

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

PART I
ITEM 1. BUSINESS
Company Overview
It’s our vision to bring simplicity and transparency to financial services, so every consumer can more easily access the capital they need to reach their financial goals. To realize this vision, we have built a market-leading, cloud-based software platform and suite of products for financial providers to transform consumer banking experiences and streamline workflows for their teams. From the moment a consumer starts an application for a loan or a deposit account to the moment they digitally sign the final documents, our software platform streamlines the process. Consumers expect modern banking experiences to be as simple as other online shopping experiences, and Blend enables financial providers to quickly deliver modern experiences that are easy to access and use. However, financial services firms may not have the resources and in-house software expertise to fulfill consumer demands for intuitive, digital, and easy-to-use products. In addition, most financial providers are burdened by antiquated, inflexible systems and use separate technology stacks for different product lines, making it difficult to drive rapid improvements. Consequently, a broad range of financial providers including banks, credit unions, fintechs, and community and independent mortgage banks have turned to Blend to help them accelerate their digital transformation initiatives and position themselves for future growth.
Our Segments
We operate our business in two segments: Blend Platform and Title365.

The Blend Platform segment comprises a suite of products that power the entire origination process from back end workflows to consumer experience. Our growing suite of out-of-the-box, white-label products currently powers digital-first consumer journeys for mortgages, home equity loans and lines of credit, vehicle loans, personal loans, credit cards, and deposit accounts. Each of our products is built from an extensive library of modular components assembled into consumer journeys that typically include data collection, verification checks, product selection, pricing, pre-approvals, disclosures delivery, addressing stipulations, and signing closing documents.

The Blend Platform segment also contains a software platform, called Blend Builder Platform, which offers a set of low-code, drag-and-drop design tools, modular components and integrations to allow our customers to create and deploy their own new product offerings. After three years of research and development, the Blend Builder Platform has evolved to the point where it can now power Composable Origination, the ability to easily configure or build custom workflows from a pre-built set of components, all while leveraging existing infrastructure. Financial services firms can experience Composable Origination by building custom solutions using the Blend Builder Platform, or with pre-built solutions such as Instant Home Equity, Deposit Accounts, Credit Cards, and more.

In 2022, our products within the Blend Platform segment helped financial services firms process nearly $1.7 trillion in loan applications. We bring together an extensive ecosystem of technology, data, and service providers through our software platform, enabling financial services firms to collaborate with third parties to provide best-in-class banking experiences to consumers. As consumers use our software platform to access financial products, they can also shop for realtors, title and property and casualty insurance products, and other service providers through integrated marketplaces that are introduced at the precise moment these products or services are needed. As more consumers use our software platform, we are able to attract a broader range of ecosystem partners, which allows us to deliver more value to consumers and attract more financial services providers as customers. This creates a powerful network effect and differentiator for our business.

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

Blend’s business model is designed to align our growth with our customers’ priorities. In the Blend Platform segment, we offer our products through software-as-a-service agreements, where fees are assessed based on completed transactions, such as a funded loan, new account opening, or closing transaction. We do not charge for abandoned or rejected applications, even though they cause us to incur costs. Completed transaction fees are determined by the number and type of software platform components that are needed to support each product offering. Where applicable, we may also charge licensing fees for access to our platform. Additionally, we generate revenue through commissions or service fees when consumers use our marketplaces to select a real estate agent, property and casualty insurance carrier, title insurance underwriter, or settlement services provider.

In June 2021, Blend acquired a 90.1% ownership of Title365, an underwritten title insurance agency engaged in selling title insurance policies and escrow services throughout the United States. Integrating Title365 with our software platform has enabled financial services firms to automate title commitments and streamline communication with consumers and settlement teams.

Together we enable our customers to accelerate the title, settlement, and closing process at scale for mortgages, home equity lines of credit, and home equity loans. In performing title search services, Title365 serves as an agent to place and bind title insurance policies with third-party underwriters. Title365 escrow, closing and settlement services are primarily associated with managing the closing of real estate transactions, including the processing of funds on behalf of the transaction participants, gathering and recording the required closing documents, and providing notary and other real estate or title-related activities. Title365 also provides title services in connection with a borrower default and with the issuance of home equity lines of credit and home equity loans. Title365 became our second reportable segment at the time of acquisition. In June 2022, we completed the migration of the largest Title365 customer from traditional title to the software-enabled title solution. This solution automates the flow of the title orders from the customer’s loan origination software and passes the orders through the Blend Platform. In connection with the migration we changed the composition of our reporting segments and the Blend Platform segment now includes our software-enabled title component and Title365 consists of the traditional title business.

The industry in which we operate is heavily influenced by government policies and overall economic conditions. The real estate environment, including interest rates and the general economic environment, typically impact the demand for mortgage and mortgage related products. Purchase volume and refinance activity were strong in 2021 and 2020 relative to historical averages over the preceding decade; however, an increase in interest rates due to efforts by the Federal Reserve to manage rising inflation, combined with ongoing supply constraints, have resulted in a decline in mortgage origination activity for 2022. As a large portion of our revenue is driven by mortgage and mortgage related transaction volumes, declines in the mortgage origination volumes have had, and are likely to continue to have, adverse effects on our business.

In 2022, we have seen a 3.9% decrease in total reported banking transactions and a 31.9% decrease in mortgage transactions, particularly refinance transactions, on our software platform compared to 2021. We attribute the majority of this decrease to rapidly rising interest rates, decreased housing affordability, and uncertain worldwide political and economic conditions. Overall industry origination volumes, as reported by the Mortgage Bankers Association (“MBA”), have decreased by 56% over the same period. Due to deteriorating economic and market conditions, including a decline in our market capitalization and current and projected declines in the operating results of the Title365 segment, in 2022 we recorded a full impairment of goodwill and customer relationship intangible assets acquired in the Title365 business combination.
Our Solutions
Blend Builder Platform for financial services firms is designed to power the end-to-end consumer journey for any banking product. From the moment a consumer starts an application for a loan or a deposit account to the moment they digitally sign their final documents, our software platform streamlines the process. Our growing library of composable product and workflow modules unlock the limitations of our customers’ existing technology stack, empowering financial services firms to deliver personalized, proactive and simple experiences without sacrificing speed or spend.

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

Composable Origination, powered by Blend Builder Platform

Unified Product Experience
Mortgage
Home Equity
Deposit Account
Vehicle Loan
Personal Loan
Credit Card
Custom Product
Builder
Experience Design
Process Orchestration
Persona-based workplace
Verification
Decisioning
Workflow Intelligence
Marketplace
APIs & Integrations
Partner Ecosystems

Product Offerings
Blend Builder Platform powers the mission-critical interface between financial services firms and consumers. Financial services firms can rapidly deploy our growing number of out-of-the-box, white-labeled products for:
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
•Income Verification for Mortgage and Home Equity — leverages data integrations with payroll data providers to deliver income reports that are recognized as verified sources of income.
•Title — enables streamlining of the title, settlement, and closing processes at scale for mortgages, home equity lines of credit, and home equity loans.

•Homeowners Insurance — allows consumers to easily compare quotes from as many as 30 insurance carriers, depending on carriers’ coverage areas, and connect with an insurance specialist to purchase a policy.
•Realty — facilitates matches between consumers and local real estate agents who can provide guidance throughout the purchase process, and where eligible, the consumer can receive a rebate on the purchase of their home.
Blend Builder Platform
Each of our products is built from an extensive library of modular components that typically include data collection, verification checks, product selection, pricing, pre-approvals, disclosures, addressing stipulations, and signing closing documents. New product offerings can be rapidly created by Blend by assembling our modular components into workflows using Blend Builder Platform, which includes tools for:
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
Key Benefits to Our Customers
We help our customers increase their revenue by powering best-in-class experiences that result in:
•Increased consumer acquisition — our self-service consumer journeys are available at any hour on any device, which contributes to a higher volume of application submissions. In addition, through extensive automation, we enable loan teams to handle a greater volume of loan and deposit account applications.
•Increased consumer conversion — by leveraging the modular components and orchestration capabilities of our platform, financial services firms are able to accelerate the development and delivery of new financial products, ultimately increasing the number of borrowers that complete their loan and deposit account applications.
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
What Sets Us Apart
We believe we are well positioned to serve as a long-term strategic innovation partner and provider of mission-critical software to financial services firms due to the following factors:
•Single software platform designed for any banking product — as a leading cloud-based software provider that streamlines the end-to-end consumer journey for mortgages, consumer loans, and deposit accounts through a single, unified software platform, we are a trailblazer with powerful competitive advantages. We support multi-product shopping experiences and enable consumers to move seamlessly across digital devices, contact centers, and branches throughout the origination process. We also provide additional benefits and incentives for customers to standardize on our software platform across products and channels. We continue to invest in research and development to build our software platform and grow our business. We believe the time, cost, and effort to replicate the breadth of our products and depth of our capabilities is difficult for others to match.

•Composable Origination, powered by Blend Builder Platform — we enable financial services firms to rapidly build and launch new product offerings by leveraging our low-code design tools and an extensive library of modular components purpose-built for loan origination, account opening, and consumer onboarding. Through our software platform, we deliver product updates on a weekly basis. Our products are highly complex and require us to have advanced knowledge of modern software development techniques as well as deep industry expertise, including in-depth knowledge of financial services regulations, product offerings, and operational workflows for approving loans and opening accounts. We manage this complexity for our customers, allowing them to focus on driving their business priorities.
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
•Agency subsidiaries and licensing — we created our own property and casualty insurance agency with licensing in all 50 states to facilitate transactions in our home insurance marketplace, and in 2021 we acquired 90.1% interest in Title365, one of the largest title insurance agencies in the United States, with licenses and partnerships covering all 50 states in order to deliver the benefits of our software platform to financial services firms at greater scale. We believe the complexity, cost, and level of effort to duplicate this operational scale is difficult for others to replicate.
•Extensive network of customers — we supply mission-critical software to hundreds of financial services firms, including 47 of the top 100 financial services firms in the United States by assets under management and 34 of the top 100 non-bank mortgage lenders by loan volume. We also have a proven track record of delivering our products securely, at scale, and in a way that meets their demanding needs. Once deployed, we become deeply embedded in business processes and integrated with back office systems. This enables us to cross-sell additional solutions to our customers. In addition, the scale and diversity of our customer base provides us with extensive data and deep insights that help us strengthen our software platform, enhancing our ability to serve existing and future customers.
Our Growth Strategies
We are working to drive growth through the following strategic priorities, while always maintaining a laser focus on the success of our customers:
•Increase the volume of banking transactions we power for our customers — we believe there is a large market for our software platform in the United States and around the world. By attracting new customers, growing our relationships with existing customers, and helping customers identify additional opportunities for platform deployment, our revenue will grow as our transaction volume increases. Within the top 100 large insured US chartered commercial banks as published by Federal Reserve only 39 are currently our customers in the Blend Platform segment, providing a large, untapped opportunity for Blend in addition to broadening our presence with existing customers. As of December 31, 2022, our product portfolio consisted of eight primary software products and three marketplace offerings, and 72% of our customers were using less than four products or marketplaces, which gives us an opportunity to expand these relationships.
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
•Integrate marketplaces into our end-to-end consumer journeys — we generate commissions as consumers use our integrated marketplaces to select a realtor, purchase property, casualty and title insurance, or shop online for used cars, which helps us increase our revenue per banking transaction. Our integrated shopping experiences can generate additional commissions with zero incremental consumer acquisition costs, while enabling financial services firms to deliver better consumer experiences and drive operational efficiency.
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

We focus our go-to-market strategy on large financial services firms. As of December 31, 2022, in the Blend Platform segment, we had 346 customers, including 39 of the top 100 financial services firms in the United States by assets under management and 24 of the top 100 non-bank mortgage lenders in the United States by loan volume. In 2022, 20 customers each generated more than $1 million in revenue for us in the Blend Platform segment, which represented 57.4% of the Blend Platform segment revenue. As of December 31, 2022, in the Title365 segment, we had 123 customers including 15 of the top 100 financial services firms in the United States by assets under management and 17 of the top 100 non-bank mortgage lenders in the United States by loan volume. In 2022, 12 customers each generated more than $1 million in revenue for us in the Title365 segment, which represented 89.4% of Title365 segment revenue.
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

Our marketing approach focuses on helping the industry understand the value of Blend’s suite of products and the power of the Blend Builder Platform. We aim to provide highly personalized experiences for customers and prospects as they engage with Blend and regularly highlight the success of our customers and share the impact Blend has had on their business. Our marketing efforts span across brand awareness, content development, digital marketing, demand generation and supporting our direct sales team. To maintain a high level of engagement with our customers, we participate in leading industry conferences and host our own executive summit called Blend Forum, where we discuss the latest innovations shaping the future of financial services.
Customer Success
We work in close partnership with our customers to help them rapidly deploy our software platform and realize value as quickly as possible from the breadth of our features. By investing deeply in the success of our customers, we seek to build a strong foundation for long-term relationships. Each customer is supported by a team of customer success managers, deployment and integration specialists. Most new customer deployments are completed within three to four months, including integrations to back-end systems. We often discount our deployment services during implementation to allow customers to engage with our platform and incentivize the customer to expand their investment in our products.

We also provide both free and paid training services and maintain an online knowledge base with best practices and training information to help our customers educate loan originators, processors, and support staff. We publish weekly release notes featuring product updates, and our support professionals are available 24 hours per day, seven days per week, and 52 weeks per year to answer questions and help customers resolve issues.
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

As of December 31, 2022, we had one issued patent in the United States and patent applications pending in the United States, European Patent Office, Canada, and Australia. We continue to evaluate our intellectual property portfolio, and may seek patent protection for additional intellectual property developed by us in the future. Additionally, we have registered the term “Blend” in the United States, the United Kingdom, and the European Union, and as of December 31, 2022, we had pending trademark applications in the United States. Furthermore, we have and will continue to evaluate, maintain, and register terms and logos that we use, or plan to use, as part of our business. We also have registered domain names that we use in, or are related to our business, most importantly www.blend.com.

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
•Gramm-Leach-Bliley Act, or GLBA, and Regulation P promulgated thereunder, which include limitations on financial services firms’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requires financial services firms to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information and requires financial services firms to disclose certain privacy notices and practices with respect to information sharing with affiliated and unaffiliated entities as well as to safeguard personal borrower information, and other laws and regulations relating to privacy and security;
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
•Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, and the Telemarketing Sales Rule, or TSR, and analogous state laws, which impose various restrictions on marketing conducted by use of email, telephone, fax or text message;

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

In addition to the laws, regulations, and rules that apply to our customers, and that we facilitate compliance with, we, in our capacity as a service provider to financial services firms and as a provider of marketplace services directly to consumers, and our partners, vendors, and other service providers, may be deemed to be subject to certain laws, regulations, and rules through our relationships with our customers including RESPA, FCRA, FTC Act, GLBA, FHA, TCPA, the CAN-SPAM Act, TSR, ESIGN Act, ADA, OFAC, and state laws and regulations, including those that impose requirements related to unfair or deceptive business practices and consumer protection, as well as other state-specific laws relating to privacy, information security, data protection, and conduct in connection with data breaches.

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
Human Capital
Our employees are a key reason for our success and are essential for our continued growth. Our culture, industry success, and competitive compensation enable us to successfully retain our employees and to effectively recruit new talent aligned with our vision. We have received numerous awards for corporate culture and professional development. In 2021, we were named as one of America’s Best Workplaces by Inc. Magazine.

As of December 31, 2022, we had a total of 1,546 employees. Since April 2022, we have undertaken several workforce reduction actions as part of our broader efforts to improve cost efficiency and better align our operating structure with our business activities (the “2022 Workforce Reduction Plans”). In January 2023, we announced a further workforce reduction plan which will impact approximately 340 employees and will further streamline our title operations, as well as our corporate operations in R&D, sales and marketing, and general and administrative functions (the “January Plan” and, together with the 2022 Workforce Reduction Plans, the “Workforce Reduction Plans”). As part of these Workforce Reduction Plans, we offered all terminated employees 9 weeks of pay with continued health insurance coverage, two months of COBRA pay, and outplacement services to assist them in finding their next opportunity. Other offerings included access to a Talent Network where they can register to share their resume with thousands of recruiters and companies looking for great talent and continued access to Blend’s employee assistance program, which offers free and confidential support and counseling to employees, their spouses, and their dependents.

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
Additional Information
Our website is located at https://www.blend.com and our investor relations website is located at https://investor.blend.com. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our Proxy Statement for our annual meeting of stockholders and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website that contains our SEC filings at https://www.sec.gov.

We have used, and intend to continue to use, our website, investor relations website, news site (https://www. https://blend.com/company/newsroom), blog (https://blend.com/blog) and social media accounts, including our Twitter account (@blendlabsinc), our Facebook account (@BlendLabs) and our Instagram account (@blendlabs), as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

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
Risk Factors Summary
The risks and uncertainties to which our business is subject include, but are not limited to, the following:
•Our business is substantially dependent on revenue from the financial services industry and is therefore subject to risks impacting the mortgage industry and the larger financial services industry;
•Increases in market interest rates have, and will likely continue to, adversely affect our business, financial condition, and results of operations;
•Unfavorable conditions in our industry or the global economy or reductions in technology spending could limit our ability to grow our business and adversely affect our financial conditions and results of operations;
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
•We have previously experienced periods of rapid growth; however, our growth rate has fluctuated and may continue to fluctuate in the future;
•We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful;
•Our business, financial condition, and results of operations depend on our ability to adapt to technological change as well as global trends in the way customers access cloud-based banking software and successfully introduce new and enhanced products, services and business models;
•Our results of operations have fluctuated from period to period, which has caused the market price of our Class A common stock to fluctuate;
•We operate under a success-based model and often rely on self-reporting of completed transactions by our customers, which can make it difficult to estimate and forecast revenue;
•We have in the past, and may in the future, make strategic acquisitions or enter into partnerships, strategic collaborations, joint ventures or licensing agreements and investments, and we face risks related to execution and the integration of such acquisitions or investments and the management of any associated growth;
•The impairment of intangible assets, goodwill, and other assets arising from any future acquisitions or investments may have an adverse effect on our business, financial condition, and results of operations;
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
•We have previously identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations;
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

Risks Related to Our Business and Operations
Our business is substantially dependent on revenue from the financial services industry and, is therefore subject to risks impacting the mortgage industry and the larger financial services industry.
A substantial majority of the transactions enabled through our platform and title orders processed relate to mortgage loans and refinances, and our financial prospects depend significantly on the financial services industry ecosystem. In recent weeks, there has been significant volatility and instability among banks and financial institutions. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. These events, and others have resulted in significant uncertainty, and we cannot predict the short term or long term impacts on the financial services industry. To the extent our financial services customers or potential customers fail or experience downturns due to challenges in the general macroeconomic environment or adverse conditions in the financial or credit markets, these firms may decrease the amount of money they spend with us, or stop spending with us entirely. In addition, increased competition to financial services firms from challenger banks and technology disruptors as well as decreases in consumer demand in the financial services industry in general could adversely affect the demand for our product and, in turn, the number of customers and their consumers using our platform. The mortgage market is heavily influenced by government policies and overall economic conditions. The real estate environment, including interest rates and the general economic environment, typically impacts demand for mortgage and mortgage-related products. An increase in interest rates due to efforts by the Federal Reserve to manage rising inflation, combined with ongoing supply constraints, resulted in a decline in mortgage origination activity in 2022 and could bring further reductions in future periods. In their latest published update, the Mortgage Bankers Association indicated that overall mortgage originations, including refinancing loans, are expected to further decline in 2023. As a large portion of our revenue is driven by mortgage and mortgage-related transaction volumes, declines in mortgage origination volumes have had and are likely to continue to have adverse effects on our business. The number of mortgage loans and refinances has been and may continue to be affected by negative trends in the general economy in the United States and abroad, including conditions resulting from changes in gross domestic product, financial and credit market fluctuations, the potential recessionary environment and macroeconomic uncertainty, increased interest rates, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, increased unemployment, political turmoil, pandemics, natural catastrophes, warfare, such as the current war in Ukraine and the potential effects of sanctions, and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, and any such decrease in mortgage origination volumes is likely to have an adverse impact on our business.

Increases in market interest rates have, and will likely continue to, adversely affect our business, financial condition, and results of operations.
Increasing interest rates have adversely impacted the spending levels of consumers and their ability and willingness to borrow money. In most cases, higher interest rates have led to higher loan rates charged to consumers, which has adversely affected the ability of our customers to generate volume and in turn, the number of transactions enabled through our platform and thus our ability to generate revenue from such transactions. The U.S. Federal Reserve raised the federal funds interest rates an aggregate of 4.25% over the course of 2022. The U.S. Federal Reserve further raised the federal funds interest rate in January 2023 for a 0.25% increase and indicated that it expects to raise that interest rate again in the future. As a result of interest rate increases, consumers and financial services firms may be less inclined to borrow money for mortgages, or to refinance existing mortgages, which may result in less engagement with our platform and/or our services. We have experienced, and may continue to experience, a reduction in the volume of transactions enabled through our platform and the value of title orders processed. In addition, revenue generated from such transactions may decline faster than our ability to reduce expenses, and such declines have and may continue to adversely affect our business, financial condition, and results of operations.
Unfavorable conditions in our industry or the global economy or reductions in technology spending could limit our ability to grow our business and adversely affect our financial condition and results of operations.
Our results of operations may vary based on the impact of changes in our industry or the U.S. economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for our solutions. Economic uncertainties have and could continue to adversely affect our business and results of operations. Negative conditions in the general economy in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, the potential recessionary environment and macroeconomic uncertainty, increased interest rates, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, increased unemployment, political turmoil, pandemics, natural catastrophes, warfare, such as the current war in Ukraine and the potential effects of sanctions, and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in lending activity and business investments, including spending on technology, and as a result, negatively affect the growth of our business. To the extent our solutions are perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general technology spending. Also, competitors, some of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be adversely affected.

We have a history of net losses, and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses in each period since our inception in 2012, and we may not be able to achieve or maintain profitability in the future. We incurred a net loss of $720.2 million and $169.9 million in the years ended December 31, 2022 and 2021, respectively, and as of December 31, 2022 and December 31, 2021, we had an accumulated deficit of $1,162.9 million and $442.8 million, respectively. We expect our losses to continue as we expect to incur significant costs and invest significant additional funds towards sustaining and growing our business and operating as a public company. We have expended and expect to continue to expend substantial financial and other resources on product development, including investments in our product, engineering, and design teams and the development of new products and new functionality for our existing products and our platform; our technology infrastructure, including systems architecture, management tools, scalability, availability, performance, and security, as well as disaster recovery measures; our sales, marketing, and customer success organizations; acquisitions or strategic investments; and general administration, including legal and accounting expenses. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. In addition, we expect to incur certain additional charges in the upcoming months in connection with the January Plan, including cash expenditures for employee benefits, severance payments, payroll taxes and related facilitation costs, as well as stock-based compensation. We may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of the Workforce Reduction Plans, and there can be no assurance that we will be able achieve our projected cost savings in connection with the Workforce Reduction Plans or related initiatives. In addition, failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flows on a consistent basis. In light of increasing interest rates and other factors, the volume of transactions enabled through our platform and, as a result, revenue generated from such transactions, may decline faster than our ability to reduce expenses. Additionally, in an inflationary environment, our costs may increase, and we may not be able to increase the pricing of our products accordingly, which could adversely impact our financial performance. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
A large percentage of our revenue is concentrated with a small number of key customers, and if our relationships with any of these key customers were to be terminated or the level of business with them significantly reduced over time, our business, financial condition, results of operations, and future prospects would be adversely affected.
Historically, certain of our customers have accounted for a significant portion of our revenue. For example, for 2022, our top five customers in the Blend Platform segment accounted for 33.5% of the segment revenue, and as of December 31, 2022, we had 20 customers in the Blend Platform segment generating more than $1 million in annual revenue, which represented 57.4% of the segment revenue in 2022. Additionally, we rely on certain of our customers, including Mr. Cooper, for a significant portion of our title transaction volumes. For example, for 2022, our top five customers in the Title365 segment accounted for 78.1% of the segment revenue, with Mr. Cooper accounting for 53.1% of the segment revenue. In June 2022, we completed the migration of Mr. Cooper from traditional title to our software-enabled title solution and changed our reporting segments to align with a change in how our chief operating decision maker reviews financial information in order to allocate resources and assess performance. As a result of this change, revenue from our software-enabled title solution is presented within the Blend Platform segment, resulting in a decrease in revenue within the Title365 segment. As of December 31, 2022, we had 12 customers in the Title365 segment generating more than $1 million in annual revenue, which represented 89.4% of the segment revenue in 2022. We have experienced lower than anticipated title transaction volume since the closing of our Title365 acquisition and may experience further reductions in the future. Reductions in title transaction volume from any such customers, or a deterioration in our relationship with any such customers, could have a significant impact on our title business. The concentration of a significant portion of our business and transaction volume with a limited number of customers, or type of customer or industry, exposes us disproportionately to any of those customers choosing to no longer partner with us or choosing to partner with a competitor, to the economic performance or market share of those customers or industry, including as a result of challenger banks or technology disruptors, or to any events, circumstances, or risks affecting such customers or industry. Additionally, because we do not have long-term contractual financial commitments with many of our customers, a material modification in the financial operations of a key customer could affect our transaction volume with that customer and therefore our revenue growth. If we are unable to continue to increase the number of other customers on our platform or if any of our key customers were to suspend, limit, or cease their operations or otherwise terminate their relationship with us or lose market share, our business, financial condition, and results of operations would be adversely affected.
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

We could in the future have disagreements or disputes with any of our customers, which could negatively impact or threaten our relationship with them. In our agreements with customers, we make certain representations and warranties and covenants concerning our performance and our compliance with certain laws and regulations applicable to the services to be provided by us to our customers. If those representations and warranties were not accurate when made or if we fail to perform a covenant, we may be liable for any resulting damages, including potentially any losses associated with impacted transactions, and our reputation and ability to continue to attract new customers could be adversely affected. Additionally, our customers may engage in mergers, acquisitions or consolidations with each other, our competitors or with third parties, any of which could be disruptive to our existing and prospective relationships with our customers.

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
We have previously experienced periods of rapid growth; however, our growth rate has fluctuated and may continue to fluctuate in the future.
We grew rapidly over the last several years, and in recent periods, our growth rate has fluctuated primarily due to macroeconomic factors, including an unfavorable interest rate environment, decreased housing affordability, and uncertain worldwide political and economic conditions in 2022. Our historical revenue growth rate and financial performance may not be indicative of our future performance. In 2022 and 2021, our Blend Platform segment revenue was $132.0 million and $135.6 million, respectively, representing a 3% year-over-year decline. We believe that growth of our revenue depends on a number of factors, including our ability to price our products and services effectively so that we are able to attract and retain customers without compromising our profitability, attract new customers, increase our existing customers’ use of our solutions, provide our customers with excellent support, and successfully identify and acquire or invest in businesses, products, or technology that we believe could complement or expand our solutions. However, we are also impacted by macroeconomic factors over which we have no control, which have adversely impacted our business in recent periods.

You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods, and we expect it to continue to fluctuate over future periods. Our revenue growth rate may decline in future periods as the size of our business grows and as we achieve higher market adoption rates, or for a number of other possible reasons, including macroeconomic conditions, reduced demand for our products and services, insufficient growth in the number of financial services firms that utilize our products and services or the lack of expansion of products and services within our existing customer base, transaction volume and mix, particularly with our significant customers, increased competition, a decrease in the growth or reduction in size of our overall market, unintended consequences from the Workforce Reduction Plans or related initiatives that impact our business, or if we fail for any reason to capitalize on growth opportunities and the maturation of our business, among others. We also expect to continue to make investments in the development and expansion of our business, which may not result in increased revenue or growth. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.
We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
We were founded in 2012 and have previously experienced periods of rapid growth, but due primarily to macroeconomic factors, including an unfavorable interest rate environment, decreased housing affordability, and uncertain worldwide political and economic conditions in fiscal year 2022, our growth rate declined. Our limited operating history may make it difficult to make accurate predictions about our future performance. Assessing our business and future prospects may also be difficult because of the risks and difficulties we face. These risks and difficulties include our ability to:
•accurately forecast the impact of macroeconomic or other external factors on our business, including the timing and extent of such impacts;
•accurately forecast our revenue and plan or adjust our operating expenses in light of fluctuations in our revenue;
•develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and services;
•maintain and increase the volume of transactions enabled through our platform;
•enter into new and maintain existing customer relationships;
•successfully identify, negotiate, execute, and integrate acquisitions or partnerships;
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
•attract, integrate, and retain qualified employees; and
•effectively manage growth in our personnel and operations.

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
Our business, financial condition, and results of operations depend on our ability to adapt to technological change as well as global trends in the way customers access cloud-based banking software and successfully introduce new and enhanced products, services and business models.

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

We have scaled our business rapidly and significant new platform features and services have in the past resulted in, and in the future may continue to result in, operational challenges affecting our business. Developing and launching enhancements to our platform and new products and services on our platform may involve significant technical risks and upfront capital investments that may not generate return on investment. We may use new technologies ineffectively, or we may fail to adapt to emerging industry standards. If we face material delays in introducing new or enhanced platform features, products, and services or if our recently introduced offerings do not perform in accordance with our expectations, the customers and consumers that utilize our platform may forego the use of our services in favor of those of our competitors, and our business, financial condition, and results of operations could be adversely affected.
Our results of operations have fluctuated from period to period, which has caused the market price of our Class A common stock to fluctuate.
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
•our ability to successfully identify, negotiate, execute, and integrate strategic acquisitions or partnerships;
•the mix of revenue we generate from our products and our marketplace;
•the timing and success of new products and services;
•the impact of worldwide economic conditions, including economic slowdowns, changes in market interest rates, recessions, housing affordability, and tightening of credit markets, including due to the economic impact of the COVID-19 pandemic and the war in Ukraine;
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
•the attraction, retention and engagement of qualified employees and key personnel;
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
We offer our digital lending platform and products to financial institutions through software-as-a-service agreements where fees are assessed for each completed transaction, such as a funded loan, new account opening, or API call. For those products that involve a loan or deposit account application we do not charge for abandoned applications or rejected applications, even though they cause us to incur costs. Our customers have the ability to access our platform, including Blend Builder Platform, our configurable platform, under subscription arrangements, in which customers commit to (a) a minimum number of completed transactions at specified prices over the contract term, (b) under usage-based arrangements, in which customers pay in arrears a variable amount for completed transactions at a specified price or (c) a fixed price platform fee, allowing the use of multiple products and services, including those on Blend Builder Platform. We may earn additional overage fees if the number of completed transactions exceeds contractual minimums for customers who elect to enter into subscription agreements in which a minimum number of transactions are completed at specified prices. Additionally, other than our usage-based agreements pursuant to which customers pay for a variable amount of completed transactions, our subscription agreements are generally non-cancellable during the contract term. Our usage-based arrangements generally can be terminated at any time by the customer. We recognize revenue ratably for our subscription arrangements because the customer receives and consumes the benefits of our platform throughout the contract period. We recognize fees for usage-based arrangements as the completed transactions are processed using our platform.

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
We have in the past, and may in the future, make strategic acquisitions or enter into partnerships, strategic collaborations, joint ventures or licensing agreements and investments, and we face risks related to the execution and integration of such acquisitions, including our acquisition of Title365, or investments and the management of any associated growth.
We have in the past and plan to continue to expand and diversify our operations with strategic acquisitions or partnerships, strategic collaborations, joint ventures, or licensing arrangements and investments in and with companies, businesses, personnel, and technologies in the future. For example, on June 30, 2021, we completed our acquisition of Title365. Each acquisition requires unique approaches to integration due to, among other reasons, the structure of the acquisitions, the integration of technology, the size, locations, and cultural differences among their teams and ours, and has required, and will continue to require, attention from our management team. Such acquisitions and investments may also require additional management resources to integrate more significant and often more complex businesses into our company.

We may be unable to identify or complete prospective acquisitions or partnerships, strategic collaborations, joint ventures or licensing arrangements and investments for many reasons, including, competition for acquisition targets, our inability or unwillingness to pay for targets with high valuations, the absence of a market for certain strategic transactions we may want to pursue or our inability to identify suitable targets, or our inability to finance an acquisition. Antitrust or other regulatory requirements may also delay or prevent an acquisition or require us to make changes to our business to be able to consummate the acquisition. Further, any issuances of equity as part of the consideration for the target will dilute our existing stockholders.

Even if we are able to complete an acquisition, partnership, or investment, our future success depends in part on our ability to integrate any future acquisitions and manage any investments, businesses, and partnerships effectively, and we can provide no assurance that such acquired businesses, or any investment or strategic transaction that we enter into, will be successfully integrated into our business, generate revenue, or achieve any expected benefits on a timely basis or at all.

Any future acquisitions, or similar strategic transactions involve numerous risks, any of which could harm our business and negatively affect our financial condition and results of operations, including:
•diversion of management’s attention, including oversight over acquired businesses;
•difficulty in accurately forecasting and accounting for the financial impact of an acquisition transaction, including accounting charges, write-offs of deferred revenue under purchase accounting, and integrating and reporting results for acquired companies that have not historically followed U.S. generally accepted accounting principles (“U.S. GAAP”);
•maintaining employee morale and retaining key employees;
•integration of operations, systems, technologies, products, and personnel of each acquired company, the inefficiencies and lack of control that may result if such integration is delayed or not implemented, and unforeseen difficulties and expenditures that may arise in connection with integration;
•implementation of internal controls, procedures, and policies, in particular, with respect to the effectiveness of internal controls, cyber and information security practices, incident response plans, and business continuity and disaster recovery plans, compliance with privacy, data protection, information security, and other regulations, and compliance with U.S.-based economic policies and sanctions which may not have previously been applicable to the acquired company’s operations;
•implementation of restructuring actions and cost reduction initiatives to streamline operations and improve cost efficiencies;
•our acquisitions or investments may not achieve the planned objectives or return on investment and we may incur impairment charges for acquired intangible assets, goodwill or investments;
•we may be required to pay contingent consideration in excess of the initial fair value, and contingent consideration may become payable at a time when we do not have sufficient cash available to pay such consideration;
•significant costs incurred in connection with acquisition transactions, such as professional service fees;
•the risk that any additional stock-based compensation issued or assumed in connection with an acquisition or strategic transaction may dilute our current stockholders, which may in turn impact our stock price and results of operations;
•in the case of foreign acquisitions or acquisitions that include a foreign entity or operations, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries as well as tax risks that may arise from the acquisition;
•tax risks, including any requirement to make tax withholdings in various jurisdictions in connection with such transactions or as part of our continuing operations following a transaction, and companies or businesses that we acquire may cause us to alter our international tax structure or otherwise create more complexity with respect to tax matters;
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

In particular, the ongoing integration of Title365 into our existing operations has resulted in greater than anticipated costs and management attention. We may not be able to integrate Title365 into our existing operations in a timely manner or at all, and as such, we may not be able to achieve the anticipated benefits of our acquisition of Title365, including cost savings and other synergies and growth opportunities. Failure to realize the full extent of the anticipated benefits of our acquisition of Title365, as well as any delays encountered in the integration process, has and could continue to have an adverse effect on our revenue, level of expenses, and results of operations. In addition, it is possible that the integration process has resulted in and could in the future result in the loss of key employees, errors or delays in the implementation of shared services, the disruption of our ongoing business, or inconsistencies in standards, controls, procedures, and policies that may adversely affect our ability to maintain relationships with other employees and customers or to achieve the anticipated benefits of our acquisition of Title365.

If we fail to address the foregoing risks or other problems encountered in connection with past acquisitions or are unable to successfully integrate and manage our acquisitions and investments, we may not realize the expected benefits of such acquisitions or other strategic transactions or become exposed to additional liabilities, and our business, financial condition, and results of operations could be adversely affected.

The impairment of intangible assets, goodwill, and other assets arising from any future acquisitions or investments may have an adverse effect on our business, financial condition, and results of operations
When we acquire or invest in a business, a substantial portion of the purchase price of the acquisition may be allocated to goodwill and other indefinite-lived intangible assets. Under U.S. GAAP, we review goodwill and other indefinite-lived intangible assets for impairment annually, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or an indefinite-lived asset below its carrying value. An adverse change in market conditions or operating results, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Moreover, we may not be able to achieve our business targets for any future acquisitions or investments, which could result in us incurring additional goodwill and other intangible assets impairment charges. Further declines in our market capitalization increase the risk that we may be required to perform another impairment analysis, which could result in an impairment of up to the entire balance of our goodwill and other intangible assets. Any such impairment charge or write-off may have an adverse effect on our business, financial condition, and results of operations.

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

Our credit facility is subject to a floating rate of SOFR plus a margin, and as a result, we have exposure to interest rate risk. In 2022, the U.S. Federal Reserve raised the federal funds interest rates an aggregate of 4.25%. The U.S. Federal Reserve further raised the federal funds interest rate in January 2023 for a 0.25% increase and indicated that it expects to raise that interest rate again in the future. Though we have met our debt service obligations under the credit facility, increases in interest rates increase our cost of borrowing and potentially make it more difficult to refinance our existing indebtedness, if necessary.

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
We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, receive, use, transmit, store, and otherwise process large amounts of sensitive information, including personal information, credit information, and other sensitive and confidential information of consumers. It is critical that we do so in a manner designed to maintain the confidentiality, integrity, and availability of such sensitive information. Additionally, in the ordinary course of our business, we collect, store, transmit, and otherwise process large amounts of confidential business information, including intellectual property, proprietary corporate and business information, and other confidential information. We also have arrangements in place with certain of our partners, vendors, and other service providers that require us to share certain of the information we maintain and otherwise process, including consumer information, with them. Certain elements of our operations (including elements of our information technology infrastructure) rely on third parties, and as a result, we manage numerous third-party service providers that may have access to our computer networks and sensitive or confidential information. In addition, many of those third parties may subcontract or outsource some of their responsibilities to other third parties. Our information technology systems, including the functions of third parties that are involved with or have access to those systems, are large and complex, with many points of entry and access. Our systems and those of our third-party service providers are potentially vulnerable to and may be subject to unintentional, inadvertent, or malicious, internal and external cyberattacks, including security breaches, incidents, exposures, intrusions, malware, ransomware, social engineering attacks, phishing and spearphishing attempts, fraudulent inducement, electronic fraud, wire fraud attempts to overload our servers with distributed denial-of-service attacks, employee theft, error, or malfeasance, unauthorized access by third parties (including foreign governments or state actors with significant financial and technological resources) or internal actors, or other attacks and similar disruptions. Any vulnerabilities can be exploited from inadvertent or intentional actions of our employees, partners, vendors, service providers, customers, or by malicious third parties. For example, in December 2021, a vulnerability in a popular logging software, Log4j, was publicly announced. If left unpatched, the Log4j vulnerability could be exploited to allow unauthorized actors to execute code remotely on a system using Log4j. We have taken steps to ensure this vulnerability has been patched in our systems, but we cannot guarantee that all vulnerabilities have been patched in every system upon which we are dependent or that additional vulnerabilities of Log4j or other software upon which we rely will not be discovered. Additionally, to the extent manual processes are involved in the handling of sensitive information, such sensitive information could be inadvertently misdirected despite our training and quality assurance precautions. While we have taken steps to protect the sensitive and confidential information that we have access to and have implemented multiple overlapping controls to reduce risk of a single control failure, our security measures or those of our partners, vendors, or other service providers could be breached or we could suffer data loss, unavailability, corruption, or unauthorized use or other processing, or unauthorized access to our platform or the systems or networks used in our business.

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

In addition, consumers on our platform could have vulnerabilities on their own devices that are entirely unrelated to our systems and platform but could mistakenly attribute their own vulnerabilities to us. Consumers on our platform may also provide sensitive information to other third parties through their use of our platform, and consumers could mistakenly attribute any misuse of such information by other third parties to us. Further, breaches and incidents experienced by other companies may also be leveraged against us. For example, credential stuffing and business email compromise attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. Certain efforts may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect, remediate, and otherwise respond to.

There also have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our partners’, vendors’, or service providers’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or incident impacting, or a disruption to our systems and networks or the systems and networks of third parties that support us and our services. In addition, laws, regulations, government guidance, and industry standards and practices in the United States and elsewhere are rapidly evolving to combat these threats. We may face increased compliance burdens regarding such requirements with regulators and customers regarding our products and services and will incur additional costs for oversight and monitoring of our own supply chain.

Although we have developed systems and processes that are designed to protect the confidential and sensitive information we maintain and our partners, vendors, and other service providers maintain on our behalf, including personal information of our customers, consumers, and employees, protect our systems, prevent data loss, and prevent security breaches and security incidents, these security measures may not have fully protected our systems in the past and cannot guarantee security in the future. The information technology systems and infrastructure used in our business may be vulnerable to cyberattacks or security breaches, and third parties may be able to access data, including personal information of our customers, consumers, or employees, or other sensitive and proprietary data, accessible through those systems. Employee error, malfeasance, or other errors in the storage, use, or transmission of any of these types of data could result in an actual or perceived privacy or security breach or other security incident. Although we have policies and technologies restricting access to the personal information we store, there is a risk that these policies and technologies may not be effective in all cases. Any breach of privacy, or any security breach or other incident, could interrupt our operations, result in our platform being unavailable, result in loss of or improper access to, or acquisition, disclosure, or other processing of sensitive or confidential information, personal information, or other data, result in fraudulent transfer of funds. Further, any such event, or the perception it has occurred, may harm our reputation, brand, and competitive position, damage our relationships with our customers, subject us to adverse media coverage, or result in claims, regulatory investigations, and proceedings and significant legal, regulatory, and financial exposure, including ongoing monitoring by regulators, and any such incidents or any perception that our security measures are inadequate could lead to loss of customer confidence in, or decreased use of, our platform, any of which could adversely affect our business, financial condition, and results of operations. Any actual or perceived breach of privacy or security, or other security incident, impacting any entities with which we share or disclose data (including, for example, our partners, vendors, or other service providers) could have similar effects. We also expect to incur significant costs in an effort to detect and prevent privacy and security breaches and other security incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived privacy or security breach or other incident.

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
The success of our business depends on a trustworthy reputation and strong brand and any failure to maintain, protect, and enhance our brand would hurt our ability to retain or expand our base of customers and our ability to increase their level of engagement.
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
In the past, we have experienced periods of rapid growth in our customers, and our operations, and we expect to experience growth in the future. We have also experienced significant growth in employee headcount for several years in the past both at our San Francisco headquarters and through remote work arrangements. Our growth has placed, and may continue to place, substantial demands on management and our operational and financial infrastructure. However, from time to time, we have undertaken restructuring actions to better align our financial model and our business. For example, we have undertaken the Workforce Reduction Plans to reduce operating expenses and adjust cash flows in light of the ongoing macroeconomic environment and its impact on our business. We may need to take additional restructuring actions in the future to align our business with the market. Steps we take to manage our business operations, including reductions in operating expense and restructurings may adversely impact our business. Steps we take to manage our business operations and future growth may adversely affect our reputation and brand, our ability to recruit, retain and motivate highly skilled personnel.

We have made, and intend to continue to make in the future, substantial investments in our technology, customer service, risk, sales and marketing infrastructure. Our ability to manage our growth and business operations effectively and to integrate new employees, technologies, and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to effectively integrate, develop, and motivate employees, while maintaining the beneficial aspects of our culture. Continued growth could challenge our ability to develop and improve our information technology infrastructure and our operational, financial, and management controls, enhance our reporting systems and procedures, recruit, train, and retain highly skilled personnel and maintain user satisfaction. Additionally, if we do not manage the growth of our business and operations effectively, the quality of our platform and the efficiency of our operations could suffer, which could adversely affect our reputation, business, financial condition, and results of operations. For example, in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and could cause a decline in the price of our Class A common stock. While we believe that the previously reported material weakness has been remediated as of December 31, 2022, additional weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. We will need to continue to improve our operational and financial infrastructure in order to manage our business effectively and accurately report our results of operations.
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

Further, we have service level agreements with our customers that require us to meet uptime requirements, and in some cases, system performance or latency standards. In the event that we fail to meet those requirements, whether because of system failures, slow platform performance, or otherwise, our customers may request credits from us, which could adversely impact our revenue and results of operations in a period where we provide such credits.
Our sales cycle can be unpredictable, time-consuming, and costly.
Our sales process involves educating prospective and existing customers about the benefits and technical capabilities of our products and services. Prospective customers often undertake a prolonged evaluation process, which typically involves not only our products and services, but also those of our competitors. In addition to a prolonged evaluation process, macroeconomic conditions including rising interest rates and declining demand for mortgage, mortgage-related and consumer banking products may also impact our sales cycle. Our sales cycles are typically lengthy, generally ranging from six to nine months for smaller financial services firms and ranging from twelve to eighteen months or more for larger financial services firms. We may spend substantial time, effort, and money on our sales and marketing efforts without any assurance that our efforts will produce any sales. Events affecting our customers’ businesses may occur during the sales cycle that could affect the size or timing of a purchase, contributing to more unpredictability in our business and results of operations. As a result of these factors, we may face greater costs, longer sales cycles, and less predictability in the future, which could adversely affect our business, financial condition, and results of operations.
We may encounter deployment challenges, which could adversely affect our business, financial condition, and results of operations.
We may face unexpected challenges related to the complexity of our customers’ deployment and configuration requirements. Deployment of our software platform may be delayed or expenses may increase when customers have unexpected data, software, or technology challenges, or unanticipated business requirements, which could adversely affect our relationship with our customers and our business, financial condition, and results of operations. In general, our revenue related to deployment and other professional services we provide is recognized on a proportional performance basis, and delays and difficulties in these engagements could result in losses or the recognition of revenue later than expected. Further, because we do not fully control our customers’ deployment schedules, if our customers do not allocate or have the internal resources necessary to meet deployment timelines or if there are otherwise unanticipated deployment delays or difficulties, our ability to take customers live and the overall customer experience could be adversely affected. We rely on existing customers to act as references for prospective customers, and difficulties in deployment and configuration could therefore adversely affect our ability to attract new customers. Any difficulties or delays in the deployment processes could cause customers to delay or forego future purchases of our products and services, which could adversely affect our business, financial condition, and results of operations.

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
Our business is highly dependent on consumer borrowing patterns that have an impact on our results of operations. We generally experience changes in consumer activity over the course of the calendar year, although macroeconomic factors, including an unfavorable interest rate environment, decreased housing affordability, and uncertain worldwide political and economic conditions has made, and may continue to make, seasonal fluctuations difficult to detect. Historically, our revenue has been strongest during the second and third quarters of our fiscal year as a result of higher demand for mortgages and other loans during the summer months. Seasonality has and will likely continue to cause fluctuations in our financial results on a quarterly basis. While our growth has obscured this seasonality in our overall financial results, we expect our results of operations to continue to be affected by such seasonality in the future. In addition, other seasonal trends may develop and the existing seasonal trends that we experience may become more pronounced and contribute to fluctuations in our results of operations as we continue to scale and our growth slows. As such, we may not accurately forecast our results of operations. However, we base our spending and investment plans on forecasts and estimates, and we may not be able to adjust our spending quickly enough if our revenue is less than expected, causing our results of operations to fail to meet our expectations or the expectations of investors.
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
Our future success will depend in part on the continued service of our founders, senior management team, key technical employees, and other highly skilled employees, including Nima Ghamsari, Head of Blend, Co-Founder, and Chair of our board of directors, and on our ability to continue to identify, hire, develop, motivate, and retain talented employees. We may not be able to retain the services of any of our employees or other members of senior management in the future. Also, all of our U.S.-based employees, including our senior management team and Mr. Ghamsari, work for us on an at-will basis, and there is no assurance that any such employee will remain with us. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. If we are unable to attract and retain the necessary employees, particularly in critical areas of our business, we may not achieve our strategic goals. Moreover, the implementation of the Workforce Reduction Plan or related initiatives may have adverse consequences on our employee morale, our culture, and our ability to attract and retain employees. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team fails to work together effectively and to execute its plans and strategies, our business, financial condition, and results of operations could be adversely affected.

We face intense competition for highly skilled employees, especially in the San Francisco Bay Area where we have a substantial presence and need for highly skilled employees. To attract and retain top talent, we have offered, and we believe we will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. The trading price of our Class A common stock has been volatile and has declined since our Initial Public Offering and may continue to fluctuate in response to various factors. If the perceived value of our equity awards declines for this or other reasons, it may adversely affect our ability to attract and retain highly qualified employees. In addition, due to declines in the trading price of our Class A common stock, in order to offer competitive compensation packages, we have issued, and may have to continue to issue more shares for equity awards to new and existing employees than in previous periods when the trading price of our Class A common stock was higher, which has and may continue to affect our outstanding share count and cause dilution to existing shareholders. Certain of our employees have received significant proceeds from sales of our equity in private transactions and many of our employees may receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train, and integrate such employees, and we may never realize returns on these investments. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts, and employee morale, productivity, and engagement could suffer, which could adversely affect our business, financial condition, and results of operations.
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
Negative publicity about us, our partners or the financial services technology industry, including the transparency, fairness, user experience, quality, and reliability of our platform, our or our partners’ privacy, data protection and information security practices, litigation, regulatory activity, misconduct by our employees, partners, vendors, or other service providers, or others in the financial services technology industry, the experience of consumers with our platform or services, or with our customers, even if inaccurate, could adversely affect our reputation and the confidence in, and the use of, our platform by customers and their consumers, which could harm our reputation and cause a loss of confidence in our platform. Any such reputational harm could further affect the behavior of customers and their consumers, including their willingness to use our platform. As a result, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.
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

We face a number of challenges that may affect our ability to sustain our corporate culture, including:
•failure to identify, attract, reward, and retain people in our organization who share and further our culture, values, and mission;
•the increasing size and geographic diversity of our workforce, including as a result of remote work;
•competitive pressures to move in directions that may divert us from our mission, vision, and values;
•the continued challenges of a rapidly evolving industry;
•the increasing need to develop expertise in new areas of business that affect us;
•any negative perception of our response to employee sentiment related to political or social causes or actions of management;
•employee concerns regarding workforce reductions we have taken or may need to take in the future;
•harm to employee morale due to workforce reductions;
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
We are considering expanding our presence internationally. In addition, in connection with our acquisition of Title365, we acquired Title365’s India operations, which we expect to expand. Operating outside of the United States may require significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering, and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:
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
Historically, we have financed our operations primarily through equity issuances and cash collections from our customers. In 2021, we also entered into a credit agreement that provides for a term facility and a revolving facility. The term facility was fully drawn at closing to provide, in part, the consideration being paid in connection with our acquisition of Title365. To support growing our business and to effectively compete, we must have sufficient capital to continue to make significant investments in our platform. We intend to continue to make investments to support the growth of our business and may require additional funds to respond to business challenges, including the need to develop new platform features and services or enhance our existing platform, improve our operating infrastructure, or acquire complementary businesses and technologies. Additionally, we may consider adopting various employee compensation programs from time to time. The adoption of various employee compensation programs could result in us paying a greater percentage of our employees’ compensation in the form of cash or equity. This could result in us using a larger amount of our cash reserves for the payment of compensation in future periods or could result in us granting a greater number of our shares subject to equity awards, which could increase our overall dilution, increase our stock-based compensation expense for financial accounting purposes, and increase our tax withholding and remittance obligations. How we determine any such tax withholding obligations would be satisfied could further impact our cash position or increase dilution.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. After our acquisition of Title365, we determined that a material weakness existed in our internal controls over financial reporting related to the accounting for the Company’s business combination, including a lack of sufficient precision in the performance of reviews supporting the prospective financial information used in the customer relationship intangible asset valuation and a lack of adequate documentation to provide evidence of operating effectiveness of an associated management review control. While the material weakness was remediated, additional weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future.

Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange. As a public company, we are required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore required to provide an annual management report on the effectiveness of our internal control over financial reporting as of December 31, 2022, commencing with this Annual Report on Form 10-K.

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

Many members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our ongoing operations as a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, and our business, financial condition, and results of operations could be adversely affected.
Failures at financial institutions at which we deposit funds or maintain investments could adversely affect us.
We deposit substantial funds in financial institutions and may, from time to time, maintain cash balances at such financial institutions in excess of the Federal Deposit Insurance Corporation Limit. These funds include amounts in our operating accounts, which are held primarily at three financial institutions and used for our day-to-day business operations. We also hold investments and settled funds in accounts held at financial institutions acting as brokers or custodians. In addition, we deposit certain funds owned by third parties, such as escrow deposits, in financial institutions. In recent weeks, there has been significant volatility and instability among banks and financial institutions. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver, and for a period of time, customers of the bank did not have access to their funds and there was uncertainty as to when, if at all, customers would have access to funds in excess of the FDIC insured amounts. Should one or more of the financial institutions at which deposits are maintained fail, there is no guarantee as to the extent that we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise, or the timing of any recovery. In the event of any such failure, we also could be held liable for the funds owned by third parties. Further, certain of our investments and settled funds are held at financial institutions. Should one or more of the financial institutions acting as brokers or custodians for our investments and settled funds fail, there may be a delay or some uncertainty in our ability to take possession of, or fully recover, all of our investments or settled funds.
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
•GLBA, and Regulation P promulgated thereunder, which include limitations on financial services firms’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances requires financial services firms to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information, and requires financial services firms to disclose certain privacy notices and practices with respect to information sharing with affiliated and unaffiliated entities as well as to safeguard personal borrower information, and other laws and regulations relating to privacy and security;
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
•CAN-SPAM Act, and the TSR, and analogous state laws, which impose various restrictions on marketing conducted by use of email, telephone, fax or text message;
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

In addition to the laws, regulations, and rules that apply to our customers, and that we facilitate compliance with, we, in our capacity as a service provider to financial services firms and as a provider of marketplace services directly to consumers, and our partners, vendors, and other service providers, may be deemed to be subject to certain laws, regulations, and rules through our relationships with our customers including RESPA, FCRA, FTC Act, GLBA, FHA, TCPA, CAN-SPAM Act, TSR, ESIGN Act, ADA, OFAC, and state-specific laws and regulations, including those that impose requirements related to unfair or deceptive business practices and consumer protection, as well as other state laws relating to privacy, information security, and conduct in connection with data breaches. We may also be examined on a periodic basis by various regulatory agencies and may be required to review certain of our partners, vendors, or other service providers. These potential examinations may lead to increased regulatory compliance efforts that are time-consuming and expensive operationally. Matters subject to review and examination by federal and state regulatory agencies and external auditors include our internal information technology controls in connection with our performance of services, the agreements giving rise to these activities, and the design of our platform. Any inability to satisfy these examinations and maintain compliance with applicable regulations could adversely affect our ability to conduct our business, including attracting and maintaining customers.

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

Furthermore, federal and state officials are discussing various potential changes to laws and regulations that could impact us, including the reform of government-sponsored enterprises such as the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac, and additional data privacy laws and regulations, among others. Changes in these areas, generally in the regulatory environment in which we operate and our customers operate, could adversely impact the volume of mortgage originations in the United States and our competitive position and results of operations.

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

We, and our partners, vendors, and other service providers, receive, collect, use, disclose, share, transfer, transmit, process, and store a large volume of personal information and other sensitive data relating to individuals, such as consumers and our employees. Our collection, use, receipt, and other processing of data in our business subjects us to numerous state, federal, and foreign laws and regulations, addressing privacy, information security, data protection, and the collection, storing, sharing, use, transfer, disclosure, protection, and processing of certain types of data. Such regulations include, for example, the GLBA, Children’s Online Privacy Protection Act, Personal Information Protection and Electronic Documents Act, CAN-SPAM, Canada’s Anti-Spam Law, TCPA, FCRA, FTC Act, California Consumer Privacy Act, or CCPA, and the California Privacy Rights Act, or CPRA. These laws, rules, and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation, and changes in interpretation or enforcement, and may be inconsistent from one jurisdiction to another.

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

As another example, the CCPA went into effect on January 1, 2020, and, among other things, requires new disclosures to California consumers and affords such consumers new data privacy rights, including, among other things, the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to opt out of certain sales of personal information. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties of up to $7,500 per violation. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election, and significantly modifies the CCPA, including expanding California consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. The CPRA created obligations relating to consumer data beginning on January 1, 2022 and enforcement of the law begins on July 1, 2023. Implementing regulations have been proposed but not finalized. Some observers have noted the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could also increase our potential liability and adversely affect our business. For example, the CCPA has encouraged “copycat” or other similar laws to be considered and proposed in other states across the country. Laws similar to the CCPA and CPRA have been enacted in Virginia (the Virginia Consumer Data Protection Act, or VCDPA, which went into effect on January 1, 2023), Colorado (the Colorado Privacy Act, or CPA, which goes into effect on July 1, 2023), Utah (the Utah Consumer Privacy Act, or UCPA, which goes into effect on December 31, 2023) and Connecticut (the Connecticut Data Privacy Act, or CDPA, which goes into effect on July 1, 2023). The California Age-Appropriate Design Code Act (CAADCA), which expands the CPRA for businesses with websites that are likely to be accessed by children, was signed into law on September 15, 2022 and goes into effect on July 1, 2024.

The CCPA, CPRA, CAADCA, VCDPA, CPA, UCPA and CDPA and other changes in laws or regulations relating to privacy, data protection, and information security, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of laws or regulations like the GLBA, that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer, or disclosure, could greatly increase the cost of providing our platform, require significant changes to our operations, or even prevent us from providing our platform in jurisdictions in which we currently operate and in which we may operate in the future. Certain other state laws impose similar privacy, data protection, and information security obligations and we also expect that more states may enact legislation similar to the CCPA, CPRA, CAADCA, VCDPA, CPA, UCPA and CDPA which provide consumers with new privacy rights and increase the privacy, data protection, and information security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies. In addition, some jurisdictions, such as New York, Massachusetts, and Nevada have enacted more generalized information security laws that apply to certain data that we process. We cannot yet fully determine the impact these or future laws, rules, regulations, and industry standards may have on our business or operations. Any such laws, rules, regulations, and industry standards may be inconsistent among different jurisdictions, subject to differing interpretations, or may conflict with our current or future practices. Additionally, our customers may be subject to differing privacy laws, rules, and legislation, which may mean that they require us to be bound by varying contractual requirements applicable to certain other jurisdictions. Adherence to such contractual requirements may impact our collection, use, processing, storage, sharing, and disclosure of various types of information including financial information and other personal information, and may mean we become bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters that may further change as laws, rules, and regulations evolve. Complying with these requirements and other actual or asserted obligations, and changing our policies and practices may be onerous and costly, and we may not be able to respond quickly or effectively to regulatory, legislative and other developments. These changes may in turn impair our ability to offer our existing or planned products and services and/or increase our cost of doing business.

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
The CFPB, which commenced operations in July 2011, has broad authority to create and modify regulations under federal consumer financial protection laws and regulations, such as TILA and Regulation Z, ECOA and Regulation B, FCRA and Regulation V, the EFTA and Regulation E, among other regulations, and to enforce compliance with those laws. The CFPB supervises banks, thrifts, and credit unions with assets over $10 billion and examines certain of our customers. Further, the CFPB is charged with the examination and supervision of certain participants in the consumer financial services market, including larger participants in other areas of financial services. The CFPB is also authorized to prevent “unfair, deceptive or abusive acts or practices” through its rulemaking, supervisory, and enforcement authority. To assist in its enforcement, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus. The CFPB may also request reports concerning our organization, business conduct, markets and activities and conduct on-

site examinations of our business on a periodic basis if the CFPB were to determine, through its complaint system, that we were engaging in activities that pose risks to consumers.

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
The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws (including in response to the COVID-19 pandemic) or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. For example, provisions enacted in the Tax Cuts and Jobs Act of 2017, or the Tax Act, related to the capitalization for tax purposes of research and experimental, or R&E expenditures became effective on January 1, 2022. Beginning January 1, 2022, all U.S. and non-U.S. based R&E expenditures must be capitalized and amortized over five and fifteen years, respectively. Additionally, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income, effective for tax years beginning after December 31, 2022, and a 1% excise tax on share repurchases occurring after December 31, 2022. Given its recent pronouncement, it is unclear at this time what, if any, impact the IRA will have on our company's tax rate and financial results. We will continue to evaluate the IRA’s impact (if any) as further information becomes available. As we expand the scale of our business activities, any changes in the U.S. and international taxation of such activities may increase our effective tax rate and harm our business, financial condition, and results of operations.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2022, we had net operating loss carryforwards, or NOLs, for federal and state income tax purposes of approximately $479.7 million and $546.1 million, respectively, available to reduce future taxable income. The federal net operating losses generated before 2018 will begin to expire in 2032. The federal net operating losses generated in and after 2018 may be carried forward indefinitely. The expiration of state NOL carryforwards vary by state and begin to expire in 2025. Further, as of December 31, 2022, we had research and development tax credits carryforwards for federal and state income tax purposes of approximately $16.3 million and $11.1 million, respectively, available to reduce future tax liabilities. Federal research and development tax credits will begin to expire in 2033 and the state research and development tax credits can be carried forward indefinitely. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including research and development tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to annual limitations as a result of ownership changes that may occur in the future (which may be outside our control).

Under the Tax Act, as amended by the CARES Act, NOLs arising in tax years beginning after December 31, 2017 are subject to an 80% of taxable income limitation (as calculated before taking the NOLs into account) for tax years beginning after December 31, 2020. In addition, NOLs arising in tax years 2018, 2019, and 2020 are subject to a five-year carryback and indefinite carryforward, while NOLs arising in tax years beginning after December 31, 2020 also are subject to indefinite carryforward but cannot be carried back. Our NOLs may also be subject to limitations in other jurisdictions. In future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward/carryback periods as well as the new limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.
Risks Related to Our Acquisition of Title365
Adverse changes in economic conditions, especially those affecting the levels of real estate and mortgage activity, may reduce our revenue and earnings for Title365, which could adversely affect our business, financial condition, and results of operations.
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

Our business, financial condition, and results of operations have been and may in the future be adversely affected by a decline in affordable real estate, real estate activity or the availability of financing alternatives. In addition, weakness or adverse changes in the level of real estate activity could have an adverse effect on business, financial condition, and results of operations.
Our exposure to regulation and residential real estate transaction activity may be greater in California and Texas, where we source a significant proportion of our premiums.
A large portion of our title business revenue for the year ended December 31, 2022 originated from residential real estate transactions in California and Texas. As compared to our competitors who operate on a wider geographic scale or whose business is less concentrated in California and Texas, any adverse changes in the regulatory environment affecting title insurance and real estate settlement in California and Texas, which could include reductions in the maximum rates permitted to be charged, inadequate rate increases, or more fundamental changes in the design or implementation of the California and Texas title insurance regulatory framework, may expose us to more significant risks and our business, financial condition, and result of operations could be adversely affected.

In addition, to the extent residential real estate transaction volume in California or Texas changes significantly, whether due to changes in real estate values that differ from the overall U.S. real estate market, changes in the local economy relative to the U.S. economy, or natural disasters that disproportionately impact residential real estate activity in California or Texas, we could experience lower revenues and growth than historically observed or projected.
Competition in the title insurance industry may adversely affect our business, financial condition, and results of operations.
Competition in the title insurance industry is intense, particularly with respect to price, service, and expertise. Larger commercial mortgage originators also look at the size and financial strength of a title insurance agency. Although we provide title and settlement services to large commercial customers and mortgage originators, there are many other title insurance agencies that have substantially greater gross revenue than we do and, if affiliated with a title insurance underwriter, could have significantly greater capital. The size and number of title insurance agencies varies in the geographic areas in which we conduct our title business. Our existing competitors may expand their title insurance business and, although we are not aware of any current initiatives to reduce regulatory barriers to entering our industry, any such reduction could result in new competitors, including financial institutions, entering the title insurance business. From time to time, new entrants enter the marketplace with alternative products to traditional title insurance, although many of these alternative products have been disallowed by title insurance regulators. Further, advances in technologies could, over time, significantly disrupt the traditional business model of financial services and real estate-related companies, including title insurance. These alternative products or disruptive technologies, if permitted by regulators, could adversely affect our business, financial condition, and results of operations.
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
We currently host our platform and support our operations using data centers provided by Amazon Web Services, or AWS, a third-party provider of cloud infrastructure services. We do not have control over the operations of the facilities of AWS that we use. AWS’ facilities are vulnerable to damage or interruption from natural disasters, cyberattacks, terrorist attacks, power outages, infrastructure changes, human error, disruptions in telecommunications services, fraud, military or political conflicts, computer viruses, ransomware, malware, and similar events or acts of misconduct. Our platform’s continuing and uninterrupted performance is critical to our success. We have experienced, and expect that in the future we will experience interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. In addition, any changes in AWS’ service levels may adversely affect our ability to meet the requirements of users on our platform. Since our platform’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our platform. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand and the usage of our platform increases. Any negative publicity arising from these disruptions and any of the above circumstances or events may harm our reputation and brand, reduce the availability or usage of our platform, lead to a significant short-term loss of revenue, increase our costs, and impair our ability to attract new users, any of which could adversely affect our business, financial condition, and results of operations.

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

We have registered the term “Blend” in the United States, the United Kingdom, and the European Union, and as of December 31, 2022, we had pending trademark applications in the United States as well as Canada. We have also registered the term “Title365” in the United States. Additionally, we have registered domain names that we use in, or are related to, our business, most importantly blend.com and title365.com. Competitors have and may continue to adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. As of December 31, 2022, we had one issued patent in the United States and patent applications pending in the United States, European Patent Office, Canada, and Australia. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others.

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
Our Class A common stock has one vote per share, our Class B common stock has 40 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of December 31, 2022, Nima Ghamsari, Head of Blend, Co-Founder, and Chair of our board of directors, beneficially owns all of the issued and outstanding shares of our Class B common stock. As of December 31, 2022, the shares beneficially owned by Mr. Ghamsari represented approximately 65% of the total voting power of our outstanding capital stock, which voting power may increase over time as Mr. Ghamsari exercises equity awards and exchanges them for our Class B common stock under the Equity Exchange Agreement. If all such equity awards held by Mr. Ghamsari (including the Co-Founder and Head of Blend Long-Term Performance Award) had been exercised for cash as of December 31, 2022, Mr. Ghamsari would hold approximately 87% of the voting power of our outstanding capital stock. As a result, for the foreseeable future, Mr. Ghamsari will be able to control matters requiring approval by our stockholders, including the election of members of our board of directors, the adoption of amendments to our Amended and Restated Certificate of Incorporation and amended and restated bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Mr. Ghamsari may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interest. The concentration of control will limit or preclude your ability to influence corporate matters for the foreseeable future and could have the effect of delaying, preventing, or deterring a change in control of our company, could deprive you and other holders of Class A common stock of an opportunity to receive a premium for your Class A common stock as part of a sale of our company and could negatively affect the market price of our Class A common stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

Because of the 40-to-one voting ratio between our Class B and Class A common stock, even if Mr. Ghamsari transfers or sells a significant number of shares of Class A common stock, he will continue to control a significant portion of the voting power of our capital stock based on his current ownership. Future transfers by Mr. Ghamsari and his affiliates of Class B common stock will generally result in those shares converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon (i) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the first date following the completion of our initial public offering, or IPO, on which the number of shares of our capital stock, including Class A common stock, Class B common stock, and Class C common stock, and any shares of capital stock underlying equity securities or other convertible instruments, held by Mr. Ghamsari and his affiliates is less than 35% of the number of shares of Class B common stock held by Mr. Ghamsari and his affiliates as of immediately following the completion of our IPO, which we sometimes refer to herein as the 35% Ownership Threshold; (ii) 12 months after the death or total disability of Mr. Ghamsari, during which 12-month period the shares of our Class B common stock shall be voted as directed by a person designated by Mr. Ghamsari and approved by our board of directors (or if there is no such person, then our secretary then in office); (iii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date on which Mr. Ghamsari is terminated for cause (as defined in our Amended and Restated Certificate of Incorporation); (iv) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date upon which (A) Mr. Ghamsari is no longer providing services to us as an officer or employee and (B) Mr. Ghamsari is no longer a member of our board of directors, either as a result of Mr. Ghamsari’s voluntary resignation or as a result of a request or agreement by Mr. Ghamsari at a meeting of our stockholders for Mr. Ghamsari not to be renominated as a member of our board of directors; or (v) the 50-year anniversary of the completion of our IPO. We refer to the date on which such final conversion of all outstanding shares of Class B common stock pursuant to the terms of our Amended and Restated Certificate of Incorporation occurs as the Final Conversion Date.

No shares of our Class C common stock, which entitle the holder to zero votes per share (except as otherwise required by law), were issued and outstanding as of December 31, 2022 and we have no current plans to issue shares of Class C common stock. These shares will be available to be used in the future to further strategic initiatives, such as financings or acquisitions, or issue future equity awards to our service providers. Over time the issuance of shares of Class A common stock will result in voting dilution to all of our stockholders and this dilution could eventually result in Mr. Ghamsari and his affiliates holding less than a majority of our total outstanding voting power. Once Mr. Ghamsari and his affiliates own less than a majority of our total outstanding voting power, Mr. Ghamsari would no longer have the unilateral ability to elect all of our directors and to determine the outcome of any matter submitted for a vote of our stockholders. Because the shares of Class C common stock have no voting rights (except as required by law), the issuance of such shares will not result in further voting dilution, which would prolong the voting control of Mr. Ghamsari. Further, the issuance of such shares of Class C common stock to Mr. Ghamsari would also delay the final conversion of all of our outstanding Class B common stock because shares of Class C common stock issued to Mr. Ghamsari would be counted when determining whether the 35% Ownership Threshold has been met. As a result, the issuance of shares of Class C common stock could prolong the duration of Mr. Ghamsari’s control of our voting power and his ability to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders. In addition, we could issue shares of Class C common stock to Mr. Ghamsari and, in that event, he would be able to sell such shares of Class C common stock and achieve liquidity in their holdings without diminishing his voting control. Any future issuances of shares of Class C common stock will not be subject to approval by our stockholders except as required by the listing standards of the New York Stock Exchange.
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
•sales of shares of our Class A common stock by us or our stockholders, including sales by Nima Ghamsari, Head of Blend, Co-Founder and Chair of our board of directors, to reduce the outstanding amounts under his personal loans as required under his loan documentation with certain lenders, under which he has pledged shares of his Class B common stock to secure certain personal indebtedness, or for any other reason;
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
•announced or completed strategic transactions by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•any significant change in our management;
•general economic conditions and slow or negative growth of our markets; and
•other events or factors, including those resulting from war, incidents of terrorism, natural disasters, public health concerns or epidemics, such as the COVID-19 pandemic, natural disasters, the war in Ukraine, or responses to these events.

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
We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not anticipate declaring or paying any cash dividends to holders of our capital stock in the foreseeable future. In addition, our ability to pay cash dividends on our capital stock is likely to be restricted by any current and/or future debt financing arrangement we enter into. Consequently, stockholders must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is located in San Francisco, California, where we currently occupy facilities totaling approximately 47,000 square feet under a lease agreement that expires in 2025. We also lease offices in Thousand Oaks, California, Newport Beach, California, Lewisville, Texas, Omaha, Nebraska, Coraopolis, Pennsylvania, and Chennai and Bangalore, India. We have supplemented our leased space with temporary or on demand available space in New York City, New York, Maitland, Florida, Salt Lake City, Utah, New Orleans, Louisiana, Little Rock, Arkansas, Las Vegas, Nevada and Montgomery, Alabama. We do not own any real property. We believe that our current facilities are adequate to meet our current needs, and we believe we can acquire suitable additional or alternative space as needed.
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
Holders of Record
As of March 3, 2023, there were 260 stockholders of record of our Class A common stock. The number of beneficial owners of our Class A common stock is substantially greater than the number of record holders because a large portion of our Class A common stock is held in street name by brokers and other intermediaries. As of March 3, 2023, there was one record holder of warrants to purchase our Class A common stock.

As of March 3, 2023, there were two stockholders of record of our Class B common stock. All shares of our Class B common stock are beneficially owned by Nima Ghamsari.

As of March 3, 2023, there were no holders of our Class C common stock.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Stock Performance Graph
The following graph compares the cumulative total shareholder return from July 16, 2021, the date on which our Class A common stock commenced trading on the New York Stock Exchange, and its relative performance through December 31, 2022 of (i) our Class A common stock, (ii) the Russell 2000 Stock Index (“S&P 500 Index”) and (iii) the Standard and Poor's 1500 Application Software Index (“S&P Application Software”). The stock performance graph and table assume an initial investment in our Class A common stock and in each index of $100 on July 16, 2021.

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

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE IPO
Among Blend Labs, Inc., the Russell 2000 Index and the S&P 1500 Application Software Index.

125
100
75
50
25
0
07/16/21
9/31/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
Blend Labs, Inc.
Russell 2000
S&P 1500 Application Software Index

Company/Index	7/16/21	9/31/21	12/31/21	3/31/22	6/30/22	9/30/22	12/31/22
Blend Labs, Inc.	$100.00	$64.50	$35.12	$27.27	$11.29	$10.57	$6.89
Russell 2000	$100.00	$95.64	$97.69	$90.34	$74.80	$73.17	$77.72
S&P 1500 Application Software Index	$100.00	$104.50	$107.50	$88.45	$71.72	$66.40	$69.80
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
This section of this Annual Report on Form 10-K generally discusses fiscal years 2022 and 2021 items and year-to-year comparisons between fiscal years 2022 and 2021. Discussions of fiscal year 2021 items and year-to-year comparisons between fiscal years 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on March 31, 2022.
Overview
Blend Labs, Inc. was founded in 2012, with a vision to bring simplicity and transparency to financial services, so everyone can gain access to the capital they need to lead better lives. To realize this vision, we have built a market-leading cloud-based software platform and suite of products for financial services firms that is designed to power the end-to-end consumer journey for any banking product. Our software platform was built in an extensible, modular, and configurable fashion to support continued product expansion. We have technology, data, and service providers on our software platform, including an extensive marketplace of insurance carriers, realtors, and settlement agencies. Our products and marketplaces provide multiple opportunities for us to serve financial services firms and consumers and drive revenue growth.

The development of our business reflects continued product innovation as we continue to attract financial services firms to our software platform and grow with them as they serve consumers. Financial services firms have been shifting for years to a digital-first approach to acquiring consumers, delivering products, and deepening existing consumer relationships. This imperative to compete through digital-first consumer experiences creates a compelling opportunity for Blend. We believe there is a large, untapped opportunity to provide additional product offerings and drive increased transaction volume for financial institutions and consumers using our software platform.

We are continually seeking to enhance the end-to-end banking journeys we power through our software platform. To accelerate the adoption of innovations in our mortgage and home equity products, on June 30, 2021 we acquired 90.1% ownership of Title365, a leading title insurance agency that offers title, escrow and other trustee services.

We recently introduced Composable Origination, which gives our customers the ability to easily configure or build custom workflows from a pre-built set of components, all while leveraging existing infrastructure. Financial services firms can experience Composable Origination by building custom solutions using our Blend Builder Platform, or with pre-built solutions such as Instant Home Equity, Deposit Accounts, Credit Cards and more.
Our Business Model
Our success-based business model is designed to align our growth with the interests of our customers. We offer our products through software-as-a-service agreements where fees are assessed based on completed transactions, such as a funded loan, new account opening, or API call. For those products that involve a loan or deposit account application, we do not charge for abandoned applications or rejected applications, even though they cause us to incur costs. Our customers have the ability to access our platform, including Blend Builder Platform, our configurable platform, under subscription arrangements in which customers commit to (a) a minimum number of completed transactions at specified prices over the contract term, (b) usage-based arrangements, in which customers pay in arrears a variable amount for completed transactions at a specified price, or (c) a fixed price platform fee, allowing the use of multiple products and services. Completed transaction fees are determined by the number and type of software platform components that are needed to support each product offering. Completed transaction fees are not impacted by the dollar size of transactions; however, we provide volume-based discounts to customers as they complete a higher volume of transactions on our software platform. Customers also have the opportunity to secure discounts by agreeing to contractual minimums. We may earn additional overage fees if the number of completed transactions exceeds contractual minimums for customers who elect to enter into subscription agreements in which a minimum number of transactions are completed at specified prices. Other than our usage-based arrangements pursuant to which customers pay for a variable amount of completed transactions, our subscription agreements are generally non-cancelable during the contract term. Our usage-based arrangements generally can be terminated at any time by the customer. With our success-based business model, we are focused on driving revenue growth by enabling our customers to more efficiently process and complete transactions using our software platform.

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

We also earn revenue through commissions or service fees when consumers use our integrated marketplaces to select a real estate agent, property and casualty insurance carrier, or our software-enabled title and settlement services entity, which excludes traditional title revenue from Title365. These commissions or service fees are generated from consumers and are incremental to what we earn from our financial services firm customers on completed transactions. Our marketplaces are intended to provide greater consumer choice and flexibility and to help financial services firms by providing them with a more complete offering in partnership with Blend. As we drive adoption of our software platform, we expect these commissions and service fees to comprise a larger part of our revenue.

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

Recent Developments
Industry Trends
The mortgage market is heavily influenced by government policies and overall economic conditions. The real estate environment, including interest rates and the general economic environment, typically impact the demand for mortgage and mortgage related products. Recent changes in these areas have impacted our results of operations. Purchase volume and refinance activity were strong in 2021 and 2020 relative to historical averages over the preceding decade; however, an increase in interest rates due to efforts by the Federal Reserve to manage rising inflation, combined with ongoing supply constraints, have resulted in a decline in mortgage origination activity for 2022 and could bring further reductions in future periods. In their latest published update, the Mortgage Bankers Association (“MBA”) indicated that overall mortgage originations, including refinancing loans, are expected to continue declining in 2023 before recovering in 2024. As a large portion of our revenue is driven by mortgage and mortgage related transaction volumes, declines in the mortgage origination volumes have had, and are likely to continue to have, adverse effects on our business.

For the year ended December 31, 2022, we have seen a 3.9% decrease in total reported banking transactions and a 31.9% decrease in mortgage transactions, particularly refinance transactions, on our software platform compared to the year ended December 31, 2021. We attribute the majority of this decrease to rapidly rising interest rates, decreased housing affordability, and uncertain worldwide political and economic conditions. Overall industry origination volumes, as reported by the MBA, have decreased by 56% over the same period.
Workforce Reduction Plans
We have implemented certain workforce actions as part of our broader efforts to improve cost efficiency and better align our operating structure with our business activities. The focus of such workforce actions is on streamlining our title operations as well as our general and administrative functions.

In 2022, we executed the 2022 Workforce Reduction Plans, which eliminated an aggregate of approximately 440 positions across the Company. The charges incurred in connection with such workforce actions amounted to approximately $15.3 million for the year ended December 31, 2022, and consisted primarily of cash expenditures for compensation and severance payments, employee benefits, payroll taxes and related facilitation costs.

In January 2023, we committed to the January Plan, which was in addition to the 2022 Workforce Reduction Plans. The January Plan further streamlines our title operations, as well as our corporate operations in R&D, sales and marketing, and general and administrative functions. The January Plan eliminated approximately 340 positions across the Company. We have incurred approximately $11.0 million in charges in the first quarter of 2023 in connection with the January Plan and expect to incur additional charges of approximately $3.0 million in the upcoming months. We expect that the execution of the January Plan, including cash payments, will be substantially complete in the first half of 2023. The eliminated positions represent annualized compensation expenses of approximately $43.4 million.

We may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of any of the Workforce Reduction Plans described above. Our implementation of the plans and related initiatives is subject to risks and uncertainties, including the possibility that there are impediments to our ability to execute the plans or related initiatives as currently contemplated, the actual charges in implementing the plans or related initiatives are higher than anticipated, there are changes to the assumptions on which the estimated charges associated with the plans or related initiatives are based, we are unable to achieve our projected cost savings in connection with the plans or related initiatives, or there are unintended consequences from the Plans or related initiatives that impact our business.
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

Based on the results of these analyses, we determined that the carrying values of goodwill and customer relationship intangible assets exceeded their respective estimated fair values and recorded impairment charges of $287.2 million and $162.5 million, respectively, which resulted in the full write off of the goodwill and customer relationship intangible assets. Refer to Note 5, “Goodwill and Intangible Assets,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information.
Key Factors Affecting Our Performance
Transaction Volume
Our success-based business model results in our revenue growing as we increase our transaction volume on our software platform and declining as transaction volume on our software platform decreases. As a result, our success is in part based on our ability to address the evolving needs of our customers and increase their usage of our software platform and by attracting new customers and growing our relationships with existing customers.

Because our revenue growth is dependent on transaction volume growth, when our transaction volume declines for any reason, our revenue declines accordingly. The transaction volumes could decline for reasons including but not limited to, reduced demand for our products and services, insufficient growth in the number of financial services firms that utilize our products and services or the lack of expansion of products and services within our existing customer base, transaction volume and mix, particularly with our significant customers, increased competition, or a decrease in the growth or reduction in size of our overall market. In 2022, we have seen industry mortgage transaction volumes decline 56% year-over-year, which impacted both of our segments due to the factors listed above as well as factors outside of our control. The mortgage market is heavily influenced by government policies and overall economic conditions. The real estate environment, including interest rates and general economic activity, also typically impacts demand for mortgage and mortgage-related products. The industry estimates forecast a continued decline in total market transaction volume in the next 12 months. In our Title365 segment, we have experienced lower than anticipated title transaction volume since the closing of the acquisition and may experience further reductions in the future.

In order to address the evolving needs of our customers and increase their usage of our software platform, under our “Customer First” model, we focus on building successful long-term relationships and aligning revenue growth with value delivery. We invest in our customers’ success, beginning with an initial onboarding and rollout plan for each customer. We also monitor utilization rates by customers on our software platform to manage expanded use over time. Our proven ability to grow transaction volume in the past was and we believe in the future will be a function of product depth, technological excellence, and the ability of our sales and marketing teams to match our solutions with the strategic objectives of our customers. Our software platform enables customers to process transaction volumes more effectively and create a better consumer experience.

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
Investments in Growth
Our ability to maintain a differentiated platform and offering is dependent upon our speed of innovation as we operate in industries characterized by rapidly changing technology, evolving industry standards, and frequent new product introductions. We will invest in our software platform to drive innovation and maintain our position as a leading provider of software for financial services firms for any banking product. To drive adoption and increase penetration within our customer base, we will continue to rapidly introduce new products and features. While we focus today on consumer banking, we believe we can rapidly expand our library of modular components to support commercial banking products as well. In addition, our low-code, drag-and-drop design tools will enable our customers to bring new, innovative products to market quickly and positions us with what we believe is a market-leading combination of platform capabilities and out-of-the-box product offerings. We believe that investment in research and development will contribute to our long-term growth but will also negatively impact our short-term profitability.

Additionally, as our existing platform components mature, we will need to successfully integrate new products on our platform, including by achieving interoperability between such new products and our existing products, as well as upgrading the decisioning, verification, and automation components of our existing platform in order to continue to help our customers adapt quickly to constantly changing market conditions all of which requires significant investment.

Key Business Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
Blend Platform - Number of Transactions
Our success in the Blend Platform segment depends in part on increasing the volume of mortgage and consumer banking transactions that take place on our software platform. This occurs as we add new customers and complete more transactions with existing customers, including when our existing customers adopt additional products. Our software platform is built to be extensible, modular, and configurable, so that our customers can easily utilize our pre-built workflow technology, our marketplaces, and our integrations with technology, data, and service providers. We design our new offerings to be highly complementary to existing ones in order to increase the speed of adoption and efficiently scale our revenue. We believe this increasing attachment will increase our revenue.
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

We believe that the continued growth in commercial use of the internet will lead to the continued migration of traditional offline markets and industries online. In June 2022, we completed the migration of our largest Title365 customer from traditional title to our software-enabled title solution. In connection with the migration, during the third quarter of 2022, we changed the composition of our reporting segments to align with a change in how our Chief Operating Decision Maker (“CODM”) reviews financial information in order to allocate resources and assess performance. As a result of this change, the Blend Platform segment now includes the software-enabled title component. Prior to the migration, title orders related to our software-enabled title component were not significant and were included in the Title365 segment. We expect the continued migration of the Title365 legacy business to our software-enabled platform over time, and as a result, we expect the Title365 closed orders within the Title365 segment to decrease in future periods and the volume of software-enabled title, escrow, and settlement orders within the Blend Platform segment to increase.

The following table sets forth our key business metrics:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Blend Platform banking transactions:
Mortgage banking transactions(1)	1,234	1,812	1,316
Consumer banking transactions(1)	821	326	87
Total Blend Platform banking transactions	2,055	2,138	1,403

Title365 closed orders (traditional title)(2)	46	80	N/A
(1) Includes estimated transactions for funded loans not yet reported for the fourth quarter 2022.
(2) Excludes approximately 11,000 software-enabled title orders for the year ended December 31, 2022, for which revenue and cost of revenue is reported within the Blend Platform segment.
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

Starting in the third quarter of 2022, the revenue in the Blend Platform segment includes revenue from our software-enabled title solution. This revenue is similar to the revenue earned in the Title365 segment further described below, with the distinction that software-enabled technology automates the flow of the title orders from the customer’s loan origination software and passes the orders through the Blend Platform. Refer to Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information.

Our customers have the ability to access our platform under subscription arrangements, in which customers commit to a minimum number of completed transactions at specified prices over the contract term, or under usage-based arrangements, in which customers pay in arrears a variable amount for completed transactions at specified prices. Our subscription arrangements are generally noncancelable, and we may also earn additional overage fees if the number of completed transactions exceeds the contractual amounts. Our usage-based arrangements generally can be terminated at any time by the customer. We recognize revenue ratably for our subscription arrangements because the customer receives and consumes the benefits of our platform throughout the contract period. We recognize fees for usage-based arrangements as the completed transactions are processed using our platform. Over the last several quarters, we have seen a shift towards usage-based arrangements in our customer contracts. Revenue from usage-based arrangements represented 51%, 29% and 12% of our Blend Platform segment revenue for the years ended December 31, 2022, 2021 and 2020, respectively.

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

In June 2022, we completed the migration of our largest Title365 customer from traditional title to our software-enabled title solution. In connection with the migration, during the three months ended September 30, 2022, we changed our reporting segments to align with a change in how our CODM reviews financial information in order to allocate resources and assess performance. As a result of this change, revenue from our software-enabled title solution is presented within the Blend Platform segment, resulting in a decrease in revenue within the Title365 segment. Refer to Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information.

We expect that rising mortgage interest rates in the near term will continue to drive down transaction volume, especially refinance transactions volume, which will adversely affect both Blend Platform and Title365 revenue. While we believe that the Blend Platform segment will continue to deliver positive growth overall, we expect that the title insurance and other services revenue within the Title365 segment will face significant headwinds to growth, and a decline due to the ongoing mortgage industry origination volume decline as described above within Recent Developments. We are continuing to evaluate the rapid changes within the mortgage industry and the impact to our segments and their projected operating results.

Cost of Revenue
Blend Platform
In our Blend Platform segment, cost of revenue consists primarily of costs of subscribed hosting, support, and professional services. Costs of subscribed hosting services and support revenue consist primarily of expenses related to hosting our services, third-party fees related to platform connectivity services, which include verification of income, assets, and employment, software licenses and expenses related to providing support to our customers. Starting in the third quarter of 2022, the cost of revenue in the Blend Platform segment includes cost of revenue related to our software-enabled title solution, which consists primarily of personnel-related expenses as well as the cost of services provided by external vendors. Costs of professional services consist primarily of personnel-related expenses, including stock-based compensation expense, expenses associated with delivering implementation and other services, travel expenses, and allocated overhead costs. For each application submission, we incur third-party costs as described above, including costs for incomplete transactions for which we do not charge fees to our customers. The timing of those costs may not be aligned with the revenue recognized. We expect our cost of revenue to continue to increase in dollar amounts as we grow our business and revenue and decrease as a percentage of our revenue over the long term as we achieve greater scale in our business, although the percentage may fluctuate from period to period.
Title365
In our Title365 segment, cost of revenue consists of costs of traditional title, escrow and other trustee services, which represent primarily personnel-related expenses of our Title365 segment as well as title abstractor, notary, and the cost of recording services provided by external vendors. In future periods, we expect that cost of revenue as a percentage of revenue will increase in the near term primarily due to the anticipated decline in revenue driven by the decrease in projected mortgage industry origination volume caused by increased interest rates.
Operating Expenses

Research and Development
Research and development expenses consist primarily of personnel-related expenses, including stock-based compensation expense, associated with our engineering personnel responsible for the design, development, and testing of new products and features, professional and outside services fees, software and hosting costs, and allocated overhead costs.

Research and development costs are expensed as incurred. We expect that our research and development expenses will increase in dollar amount as our business grows but will decrease as a percentage of our revenue over the long term as we work towards achieving greater scale in our business, although the percentage may fluctuate from period to period depending on the timing and extent of our research and development activities.
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

Following our IPO, which was completed in July 2021, we have incurred, and expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to publicly listed companies and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. As a public company, we have incurred, and expect to continue to incur increased expenses in the areas of insurance, investor relations, internal audit, and professional services. In addition, general and administrative expenses have increased, and we expect will continue to increase as a result of integrating and operating Title365. As a result, the dollar amount of our general and administrative expenses has increased, but we have taken action to manage further increases in the foreseeable future. We expect, however, that these expenses will decrease as a percentage of our revenue as we achieve greater scale in our business, although the percentage may fluctuate from period to period depending on the timing and extent of our general and administrative activities.
Amortization of acquired intangible assets
Amortization of acquired intangible assets relates to customer relationships acquired in connection with the Title365 business combination, which are amortized over the estimated useful life on a straight-line basis.
Impairment of intangible assets and goodwill
Impairment of intangible assets and goodwill assets relates to charges recorded based on the results of the interim quantitative impairment analyses performed in response to certain triggering events, such as a continued decline in economic and market conditions, decline in our market capitalization, and current and projected declines in the operating results of the Title365 reporting unit. Refer to Note 5, “Goodwill and Intangible Assets,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information.
Restructuring
In 2022, we executed the 2022 Workforce Reduction Plans as part of our broader efforts to improve cost efficiency and better align our operating structure with our business activities, with the focus on streamlining our title operations as well as our general and administrative functions. The charges related to these plans, under which we eliminated approximately 440 positions, comprised of cash expenditures for compensation and severance payments, employee benefits, payroll taxes and related facilitation costs in the year ended December 31, 2022. Refer to Note 14, “Restructuring,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned from our investment portfolio, adjustments to carrying value of investment in non-marketable equity securities and net foreign currency transaction gains or losses.
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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Revenue	$235,201	$234,495	$96,029
Cost of revenue(1)	145,550	118,506	34,289
Gross profit	89,651	115,989	61,740
Operating expenses:
Research and development(1)	138,094	92,216	55,503
Sales and marketing(1)	85,248	84,077	51,420
General and administrative(1)	139,120	128,802	30,108
Amortization of acquired intangible assets	8,411	8,136	—
Impairment of intangible assets and goodwill	449,680	—	—
Restructuring	15,275	—	—
Total operating expenses	835,828	313,231	137,031
Loss from operations	(746,177)	(197,242)	(75,291)
Interest expense	(24,790)	(11,279)	—
Other income (expense), net	4,916	493	700
Loss before income taxes	(766,051)	(208,028)	(74,591)
Income tax benefit (expense)	2,241	38,886	(26)
Net loss	$(763,810)	$(169,142)	$(74,617)
(1)Includes stock-based compensation as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cost of revenue	$2,069	$753	$79
Research and development	47,280	13,184	4,250
Sales and marketing	11,725	7,167	3,675
General and administrative	48,628	49,740	2,120
Total stock-based compensation	$109,702	$70,844	$10,124

	Year Ended December 31,
	2022	2021	2020
	(as a % of revenue)*
Revenue	100%	100%	100%
Cost of revenue	62	51	36
Gross margin	38	49	64
Operating expenses:
Research and development	59	39	58
Sales and marketing	36	36	54
General and administrative	59	55	31
Amortization of acquired intangible assets	4	3	—
Impairment of intangible assets and goodwill	191	—	—
Restructuring	6	—	—
Total operating expenses	355	134	143
Loss from operations	(317)	(84)	(78)
Interest expense	(11)	(5)	—
Other income (expense), net	2	—	1
Loss before income taxes	(326)	(89)	(78)
Income tax benefit (expense)	1	17	—
Net loss	(325)%	(72)%	(78)%
____________
*Certain percentages may not foot due to rounding

Comparison of the Years Ended December 31, 2022 and 2021

Revenue and Cost of Revenue

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(In thousands)
Segment revenue:
Blend Platform:
Mortgage Banking	$83,391	$108,264	$(24,873)	(23%)
Consumer Banking and Marketplace	44,227	23,120	21,107	91%
Professional Services	4,396	4,178	218	5%
Total Blend Platform	132,014	135,562	(3,548)	(3%)
Title365	103,187	98,933	4,254	4%
Total revenue	$235,201	$234,495	$706	—%
Segment cost of revenue:
Blend Platform	$61,924	$49,917	$12,007	24%
Title365	83,626	68,589	15,037	22%
Total cost of revenue	$145,550	$118,506	$27,044	23%
Segment gross profit:
Blend Platform	$70,090	$85,645	$(15,555)	(18%)
Title365	19,561	30,344	(10,783)	(36%)
Total gross profit	$89,651	$115,989	$(26,338)	(23%)

Revenue increased $0.7 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to an increase of $4.3 million, or 4%, in revenue from Title365 offset by a decrease in Blend Platform revenue of $3.5 million, or 3%. The increase in Title365 revenue was primarily due to the inclusion of $70.9 million of revenue from Title365 in the first half of 2022, while the comparative period only included the results of Title365 from the acquisition date of June 30, 2021. In the second half of 2022, Title365 revenue decreased by $66.6 million as compared to the second half of 2021, which was primarily due to a $56.4 million decrease driven by the lower volume of title orders and a $10.2 million decrease due to the migration of the software-enabled title solution to the Blend Platform segment.

Within Blend Platform revenue, Mortgage Banking revenue decreased $24.9 million, or 23%, primarily due to the lower volume of mortgage banking transactions, particularly refinance transactions, with our customers, and Consumer Banking and Marketplace revenue increased $21.1 million, or 91%, primarily due to the inclusion of $10.2 million software-enabled title revenue related to the customers that migrated from the Title365 segment and an increase in the volume of transactions related to our integrated software solutions outside of mortgage, including ancillary products and marketplace offerings.

Cost of revenue increased $27.0 million, or 23%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, driven by an increase in Blend Platform cost of revenue of $12.0 million, or 24%, and an increase in Title365 cost of revenue of $15.0 million, or 22%. The increase in Blend Platform cost of revenue was primarily due to the inclusion of the $11.0 million software-enabled title cost of revenue related to the customers that migrated from the Title365 segment. The increase in Title365 cost of revenue was primarily due to the inclusion of $57.3 million of cost of revenue from Title365 in the first half of 2022, while the comparative period only included the results of Title365 from the acquisition date of June 30, 2021. Title365 cost of revenue decreased by $42.3 million in the second half of 2022 as compared to the second half of 2021, which was primarily due to a $31.3 million decrease driven by the lower volume of title orders and a $11.0 million decrease due to the migration of the software-enabled title solution to the Blend Platform segment.

Operating Expenses

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$138,094	$92,216	$45,878	50%
Sales and marketing	85,248	84,077	1,171	1%
General and administrative	139,120	128,802	10,318	8%
Amortization of acquired intangible assets	8,411	8,136	275	3%
Impairment of intangible assets and goodwill	449,680	—	449,680	100%
Restructuring	15,275	—	15,275	100%
Total operating expenses	$835,828	$313,231	$522,597	167%
Research and Development
Research and development expenses increased $45.9 million, or 50%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, driven primarily by a $34.1 million increase in stock-based compensation expense and an $11.7 million increase in personnel expenses attributable to an increase in research and development headcount dedicated to ongoing investment in our products.
Sales and Marketing
Sales and marketing expenses increased $1.2 million, or 1%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. Excluding an increase of $2.1 million due to costs associated with the operations of Title365, sales and marketing expenses decreased $0.9 million. The decrease in Blend Platform sales and marketing costs was primarily due to a $1.5 million decrease in commissions, a $2.1 million decrease in personnel and related expenses attributable to decreased sales and marketing headcount, and a $1.6 million decrease in advertising and promotion expenses, partially offset by a $4.5 million increase in stock-based compensation expense.
General and Administrative
General and administrative expenses increased $10.3 million, or 8% for the year ended December 31, 2022 compared to the year ended December 31, 2021. Excluding an increase of $23.0 million due to costs associated with the operations of Title365, general and administrative expenses decreased $12.7 million. The decrease in Blend Platform general and administrative costs was primarily due to a $9.8 million decrease in transaction and integration costs incurred in 2021 in connection with the Title365 acquisition, a $3.9 million decrease in professional and other consulting services, a $3.5 million decrease in stock-based compensation driven by $19.2 million decrease in expense recognized for the non-Plan stock options awarded to our Co-Founder and Head of Blend, offset by a $15.7 million increase in expense recognized for other employees’ stock-based awards, partially offset by $2.8 million increase in insurance costs.
Amortization of acquired intangible assets
Amortization of acquired intangible assets remained consistent for the year ended December 31, 2022 compared to the year ended December 31, 2021. Amortization expense for the year ended December 31, 2021 represents amortization of Title365 customer relationships intangible asset from the acquisition date of June 30, 2021. Amortization expense in the third quarter of 2022 was based on a lower carrying value of the customer relationships intangible asset resulting from an impairment charge recognized as of June 30, 2022. There was no amortization expense in the fourth quarter of 2022 as the customer relationships intangible asset was fully written off as of September 30, 2022.
Impairment of intangible assets and goodwill
Impairment of intangible assets and goodwill increased $449.7 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, due to the impairment charges recorded in connection with the interim quantitative impairment reviews of the intangible assets and goodwill within the Title365 reporting unit performed as of June 30, 2022 and September 30, 2022.

Restructuring
Restructuring expenses increased $15.3 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 due to the execution of the 2022 Workforce Reduction Plans. The restructuring charges included cash expenditures for compensation and severance payments, employee benefits, payroll taxes and related facilitation costs. There were no restructuring charges in 2021.
Interest Expense

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(In thousands)
Interest expense	$24,790	$11,279	13,511	120%
Interest expense increased $13.5 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. We entered into a $225.0 million Term Loan under the Credit Agreement on June 30, 2021, and incurred interest expense for the six months in the year ended December 31, 2021 and the twelve months for the year ended December 31, 2022. The borrowings under the Credit Agreement accrue interest at a floating rate which can be, at our option, either (i) an adjusted Term SOFR rate for a specified interest period plus an applicable margin of 7.50% or (ii) a base rate plus an applicable margin of 6.50%. The effective interest rate on our Term Loan was approximately 13.43% and 10.20% at December 31, 2022 and 2021, respectively.

Other Income (Expense), net

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(In thousands)
Other income (expense), net	$4,916	$493	4,423	897%
Other income (expense), net increased $4.4 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to an increase of $2.0 million in interest income from our investment portfolio and a $2.9 million gain on investment in equity securities without readily determinable fair value.

Income Taxes

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(In thousands)
Income tax benefit	$2,241	$38,886	(36,645)	(94%)
Income tax benefit decreased $36.6 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. For the year ended December 31, 2022 we recognized an income tax benefit of $2.2 million, consisting of a $2.9 million deferred tax benefit resulting from a partial release of the valuation allowance due to changes in U.S. tax law requiring capitalization and amortization of research and development costs for tax purposes and a current tax expense of $0.6 million consisting of state and foreign income taxes. For the year ended December 31, 2021, we recognized an income tax benefit of $38.9 million, primarily related to $39.3 million partial release of our historical valuation allowance resulting from the recognition of a deferred tax liability in connection with the Title365 acquisition.
Liquidity and Capital Resources
As of December 31, 2022, our principal sources of liquidity were cash, cash equivalents, marketable securities of $354.1 million, and availability of credit under our $25.0 million senior secured revolving credit facility. Cash and cash equivalents are comprised of bank deposits and money market funds. Marketable securities are comprised of U.S. treasury and agency securities, commercial paper, and corporate debt securities. Most of our cash and cash equivalents are held in the United States. Since our inception, we have financed our operations primarily through proceeds from the issuance of our stock and warrants and cash generated from the sale of our product offerings.

We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $1,162.9 million as of December 31, 2022. We expect to continue to incur operating losses for the foreseeable future due to the investments that we intend to make in our business and decline in revenue due to the macroeconomic environment and, as a result, we may require additional capital resources to grow our business.
Credit Agreement
In connection with our acquisition of Title365, on June 30, 2021, we entered into a credit agreement that provides for a $225.0 million term facility and a $25.0 million revolving facility. The term facility was funded on July 1, 2021 and was fully drawn upon to provide, in part, the acquisition consideration being paid in connection with the purchase of a 90.1% interest in Title365. The revolving facility is currently available and undrawn.

There is no amortization of the outstanding principal amount under our credit facility; all principal amounts thereunder are payable on the maturity date, which is the fifth anniversary of the closing of the credit facility.

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
Material Cash Requirements
Our material cash requirements arising from known contractual and other obligations primarily relate to our obligations under our Credit Agreement, leases for our office locations, and purchase commitments. As of December 31, 2022, our principal contractual cash obligations consisted of the following:

	Total	Next 12 Months	Beyond 12 Months
	(In thousands)
Term Loan - principal	$225,000	$—	$225,000
Term Loan - interest(1)	93,273	26,660	66,613
Term Loan - exit fee	4,500	—	4,500
Operating lease obligations	17,789	5,074	12,715
Purchase commitments	14,692	6,225	8,467
Total	$355,254	$37,959	$317,295
(1) Interest on Term Loan is based on rates effective and amounts borrowed as of December 31, 2022. Since the contractual rate for our Term Loan is variable, actual cash payments may differ from the estimates provided.
In 2022, we committed to and executed the 2022 Workforce Reduction Plans as part of our broader efforts to improve cost efficiency and better align our operating structure with our business activities, with the focus on streamlining our title operations as well as our general and administrative functions. These plans eliminated approximately 440 positions across the Company. We incurred approximately $15.3 million in charges in connection with these plans, consisting of cash expenditures for severance payments, employee benefits, payroll taxes and related facilitation costs for the year ended December 31, 2022.
In January 2023, we committed to the January Plan, which further streamlines our title operations, as well as our corporate operations in R&D, sales and marketing, and general and administrative functions. The January Plan eliminated approximately 340 positions across the Company. We estimate to incur approximately $14.0 million in charges in connection with the January Plan and expect that the execution of the January Plan, including cash payments, will be substantially complete in the first half of 2023. The eliminated positions represent annualized compensation expenses of approximately $43.4 million.

We believe that current cash, cash equivalents, marketable securities, and the availability of credit under our revolving credit facility will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements, however, will depend on continued growth in our customer base, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and features, the continuing market adoption of Blend’s software platform, and the effectiveness of our efforts to improve cost efficiency. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition would be adversely affected. See the section titled “Risk Factors—Risks Related to Our Business—Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and harm our results of operations.”
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net cash used in operating activities	$(190,418)	$(127,504)	$(65,013)
Net cash provided by (used in) investing activities	99,431	(633,908)	(7,917)
Net cash provided by financing activities	2,220	933,573	90,756
Effect of exchange rates on cash, cash equivalents and restricted cash	(116)	(9)	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(88,883)	$172,152	$17,826
Cash Used in Operating Activities
Our largest source of operating cash is cash collections from our customers, and our primary uses of cash in operations are for employee-related expenditures, sales and marketing expenses, and third-party hosting costs.

Net cash used in operating activities for the years ended December 31, 2022 and 2021 was $190.4 million and $127.5 million, respectively. The increase in cash used in operations reflects an increase in our net loss adjusted for noncash items, including charges associated with the impairments of goodwill and intangible assets, stock-based compensation, depreciation and amortization, change in deferred taxes, amortization of deferred contract costs, amortization of operating lease right-of-use assets, gain on investment in equity securities, and amortization of debt discount and issuance costs on our long-term debt, and changes in operating assets and liabilities. Fluctuations in operating assets and liabilities are affected primarily by changes in trade and other receivables, prepaid expenses and other current assets, accrued compensation, deferred revenue, accounts payable, and other liabilities.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities during the year ended December 31, 2022 was $99.4 million, which was primarily due to maturities of marketable securities of $247.0 million, partially offset by $145.5 million used in purchases of marketable securities, and property and equipment purchases of $2.1 million.

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
Cash Provided by Financing Activities
Net cash provided by financing activities for the year ended December 31, 2022 was $2.2 million, primarily reflecting proceeds from the exercises of stock options, net of repurchases, of $2.6 million.

Net cash provided by financing activities for the year ended December 31, 2021 was $933.6 million, reflecting net proceeds from our initial public offering of $366.8 million, net proceeds from debt financing of $218.8 million, net proceeds from issuance of Series G convertible preferred stock of $309.7 million, proceeds from the exercise of convertible preferred stock warrants of $10.2 million, proceeds from the exercises of stock options of $25.2 million, and proceeds from the repayment of an employee promissory note of $2.9 million.

Contingent Obligations
We administer escrow and trust deposits held at third-party financial institutions representing funds received under real estate contracts, escrowed funds received under escrow agreements, and/or undisbursed amounts received for settlement of mortgage and home equity loans. Cash held for these purposes was approximately $5.0 million net of outstanding checks in transit of $42.8 million as of December 31, 2022. These funds are not considered assets of ours and, therefore, are not included in our consolidated balance sheet; however, we are contingently liable for the disposition of these funds on behalf of consumers. As of December 31, 2022, we did not have any other relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Critical Accounting Estimates
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

We believe that of our significant accounting policies, which are described further in Note 2 “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, the following accounting estimates involve a greater degree of judgment and complexity. Accordingly, these are the estimates we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.
Revenue Recognition
In our Blend Platform segment, we generate revenue from fees paid by our customers to access our platform, from our software-enabled title solution, and, to a lesser extent, from professional services. In our Title365 segment, we generate revenue from traditional title insurance services, where we earn fees for placing and binding title insurance policies with third-party underwriters, and from escrow and other trustee services where we earn fees from managing the closing of real estate transactions.

In the Blend Platform segment, our customers have the ability to access our platform under subscription arrangements or under usage-based arrangements. We recognize fees for subscription arrangements ratably over the non-cancelable contract term and for usage-based arrangements as the completed transactions are processed using our platform. In our subscription arrangements, the customers commit to a minimum number of completed transactions at specified prices over the contract term. We believe the area we apply the most critical judgment in our revenue recognition relates to determination of the transaction price, and specifically, the estimation of variable consideration in our subscription arrangements.

The variable consideration relates to the estimated overage fees we expect to earn over the non-cancelable contract term, which is included in the transaction price at contract inception to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. In estimating overage fees in subscription arrangements, we consider our historical experience and other external factors that may impact the expectation of future completed transactions beyond a customer’s contracted minimum number of completed transactions.

The estimated variable consideration is sensitive to the inputs, judgements, and assumptions made by us. Although we believe that our approach to developing estimates of variable consideration is reasonable, actual results could differ, and we may be exposed to increases or decreases in revenue that could be material.

Business Combinations
On June 30, 2021, we completed our acquisition of 90.1% ownership of Title365. We account for acquisitions in accordance with ASC 805, Business Combinations. We believe the area we applied the most critical judgment when accounting for the Title365 acquisition relates to the valuation of acquired intangible assets and the redeemable non-controlling interest. We estimated the fair value of customer relationships intangible asset using the multi-period excess earnings method, where significant assumptions included our estimated annual net cash flows expected to be generated from the acquired customer portfolio (including appropriate revenue and profit attributable to the asset, attrition curve, tax rate, contributory asset charges, among other factors) and the discount rate. We estimated the fair value of redeemable non-controlling interest using a Monte Carlo simulation whereby a range of possible scenarios of future EBITDA of the acquired business was considered. For each scenario we performed an analysis to determine the optimal decision on the timing for us to exercise the call option. Based on the optimal decision in each simulation, the payoff was discounted to the acquisition date and the average of the discounted payoff across the simulation paths was determined to represent the fair value of the noncontrolling interest. The excess of the purchase price over the fair value of the net identifiable assets acquired was allocated to goodwill.
Impairment Assessment of Goodwill and Intangible Assets
During the year ended December 31, 2022, we performed two interim quantitative impairment reviews of our goodwill and acquired customer relationships intangible asset. These reviews were triggered by a decline in economic and market conditions, including a decline in our market capitalization and current and projected declines in the operating results of the Title365 segment. The environment in which we operate is heavily influenced by government policies and overall economic conditions. Recent rises in interest rates have resulted in a decline in mortgage origination activity, including refinance activity, which had an adverse effect on our business, specifically within the Title365 segment.

We performed our goodwill impairment analysis at the reporting unit level, which aligns with our reporting structure and availability of discrete financial information. Our reporting units are the same as our operating segments. We performed our long-lived assets impairment analysis at the asset group level.

We determined the fair value of the acquired customer relationship intangible asset using the discounted cash flow method, where significant assumptions included the estimated annual net cash flows expected to be generated from the Title365 customer portfolio, including revenue, long-term growth rates, EBITDA margins, and the discount rate. Based on the results of our two interim impairment analyses, we recorded an impairment charge of $162.5 million for the year ended December 31, 2022, representing a full write off of the customer relationships carrying amount.

In evaluating goodwill for impairment, we compared the fair value of the Title365 reporting unit to its associated carrying value after the write off of the customer relationship intangible asset. We also estimated the fair value of the Blend Platform reporting unit and reconciled the aggregate fair values of our reporting units to our market capitalization adjusted for an estimated control premium. Based on the results of our two interim impairment analyses, we recorded an impairment charge of $287.2 million for the year ended December 31, 2022, representing a full write off of the goodwill carrying amount.
Stock-Based Compensation
We measure and recognize our stock-based compensation based on estimated fair values for all stock awards, which include stock options and RSUs. We recognize stock-based compensation expense for stock options and RSUs that vest only based upon the satisfaction of a service condition on a straight-line basis over the requisite service period, which is generally the vesting period. We account for forfeitures as they occur.

We believe the area we apply the most critical judgment in recognition of our stock-based compensation relates to the valuation of stock option awards. We use the Black-Scholes-Merton option pricing model to determine the grant date fair value of the stock options granted. The Black-Scholes option pricing model requires the input of highly subjective assumptions, such as the fair value of the underlying common stock for pre-IPO awards. The assumptions used to determine the fair value of the option awards represent our estimates, which involve inherent uncertainties and the application of management’s judgment.

Certain stock options granted to our Co-Founder and Head of Blend vest upon the satisfaction of a service condition, liquidity event-related performance condition and performance-based market conditions. The first tranche of the award, which vested upon completion of the IPO, was valued using the Black-Scholes-Merton option pricing model. The remaining tranches were valued using a Monte Carlo simulation model, and will vest upon achievement of performance goals tied to our stock price hurdles with specified expiration dates for each tranche.

Recent Accounting Pronouncements
Refer to Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $124.2 million and marketable securities and other investments of $229.9 million as of December 31, 2022, which consisted of bank deposits, money market funds, U.S. treasury and agency securities, commercial paper, and corporate debt securities. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points in interest rates during any of the periods presented would not have had a material impact on our investments.

As of December 31, 2022, we had $225.0 million of principal outstanding under our Term Loan. Our borrowings under the Term Loan accrue interest at a floating rate which can be, at our option, either (i) an adjusted Term SOFR rate for a specified interest period plus an applicable margin of 7.50% or (ii) a base rate plus an applicable margin of 6.50%. The applicable interest rate was 11.69% as of December 31, 2022. An increase of 100 basis points in the applicable interest rate would increase our annual interest expense by approximately $2.3 million. A decrease of 100 basis points in the applicable interest rate would decrease our annual interest expense by approximately $2.3 million.

Prior to October 18, 2022, our Term Loan carried a floating rate of interest linked to the London Inter-bank Offered Rate, or LIBOR. In October 2022, we entered into the Amendment, which replaced the reference rate from LIBOR to the Secured Overnight Financing Rate, or SOFR as a result of the expected cessation of LIBOR. We do not expect a materially adverse change to our financial condition or liquidity as a result of the change from LIBOR to SOFR.
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

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Blend Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blend Labs, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), consolidated statements of redeemable noncontrolling interest and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

San Francisco, California
March 16, 2023

Blend Labs, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$124,199	$213,082
Marketable securities and other investments	229,948	334,147
Trade and other receivables, net of allowance for credit losses of $436 and $1,371, respectively	22,718	34,076
Prepaid expenses and other current assets	19,231	31,713
Total current assets	396,096	613,018
Property and equipment, net	5,742	6,155
Operating lease right-of-use assets	11,668	14,713
Intangible assets, net	2,127	173,008
Goodwill	—	287,228
Deferred contract costs	1,691	4,178
Restricted cash, non-current	5,358	5,358
Other non-current assets	10,082	8,828
Total assets	$432,764	$1,112,486
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,260	$6,160
Deferred revenue	8,695	8,068
Accrued compensation	10,059	18,140
Other current liabilities	15,459	27,662
Total current liabilities	35,473	60,030
Operating lease liabilities, non-current	11,091	14,607
Other non-current liabilities	5,478	13,415
Debt, non-current, net	216,801	213,843
Total liabilities	268,843	301,895
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	40,749	35,949
Stockholders’ equity:
Preferred stock, $0.00001 par value: 200,000 shares authorized and no shares issued and outstanding as of December 31, 2022; no shares authorized, issued and outstanding as of December 31, 2021.	—	—
Class A, Class, B and Class C Common Stock, $0.00001 par value: 3,000,000 (Class A 1,800,000, Class B 600,000, Class C 600,000) shares authorized as of December 31, 2022; 240,931 (Class A 230,210, Class B 10,721, Class C 0) and 230,324 (Class A 217,691, Class B 12,633, Class C 0) shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	1,286,815	1,218,213
Accumulated other comprehensive loss	(708)	(808)
Accumulated deficit	(1,162,937)	(442,765)
Total stockholders’ equity	123,172	774,642
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$432,764	$1,112,486
See accompanying notes to consolidated financial statements

Blend Labs, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$235,201	$234,495	$96,029
Cost of revenue	145,550	118,506	34,289
Gross profit	89,651	115,989	61,740
Operating expenses:
Research and development	138,094	92,216	55,503
Sales and marketing	85,248	84,077	51,420
General and administrative	139,120	128,802	30,108
Amortization of acquired intangible assets	8,411	8,136	—
Impairment of intangible assets and goodwill	449,680	—	—
Restructuring	15,275	—	—
Total operating expenses	835,828	313,231	137,031
Loss from operations	(746,177)	(197,242)	(75,291)
Interest expense	(24,790)	(11,279)	—
Other income (expense), net	4,916	493	700
Loss before income taxes	(766,051)	(208,028)	(74,591)
Income tax benefit (expense)	2,241	38,886	(26)
Net loss	(763,810)	(169,142)	(74,617)
Net loss (income) attributable to noncontrolling interest	43,638	(771)	—
Net loss attributable to Blend Labs, Inc.	$(720,172)	$(169,913)	$(74,617)
Less: Accretion of redeemable noncontrolling interest to redemption value	(48,438)	(1,430)	—
Net loss attributable to Blend Labs, Inc. common stockholders	$(768,610)	$(171,343)	$(74,617)

Net loss per share attributable to Blend Labs, Inc. common stockholders:
Basic and diluted	$(3.28)	$(1.30)	$(1.89)
Weighted average shares used in calculating net loss per share:
Basic and diluted	234,161	131,985	39,407

Comprehensive loss:
Net loss	$(763,810)	$(169,142)	$(74,617)
Unrealized loss on marketable securities	(135)	(794)	(98)
Foreign currency translation gain (loss)	235	(9)	—
Comprehensive loss	(763,710)	(169,945)	(74,715)
Less: Comprehensive loss (income) attributable to noncontrolling interest	43,638	(771)	—
Comprehensive loss attributable to Blend Labs, Inc.	$(720,072)	$(170,716)	$(74,715)

See accompanying notes to consolidated financial statements

Blend Labs, Inc.
Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity
(In thousands)

	Year Ended December 31, 2022
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

		Shares	Amount
Balances as of December 31, 2021	$35,949	230,324	$2	$1,218,213	$(808)	$(442,765)	$774,642
Issuance of common stock upon exercise of stock options, net of repurchases	—	2,706	—	3,548	—	—	3,548
Vesting of early exercised stock options	—	—	—	4,060	—	—	4,060
Vesting of restricted stock units	—	7,901	—	—	—	—	—
Stock-based compensation	—	—	—	109,702	—	—	109,702
Unrealized loss on investments in marketable securities	—	—	—	—	(135)	—	(135)
Foreign currency translation gain	—	—	—	—	235	—	235
Accretion of redeemable noncontrolling interest to redemption value	48,438	—	—	(48,438)	—	—	(48,438)
Other	—	—	—	(270)	—	—	(270)
Net loss	(43,638)	—	—	—	—	(720,172)	(720,172)
Balances as of December 31, 2022	$40,749	240,931	$2	$1,286,815	$(708)	$(1,162,937)	$123,172

See accompanying notes to consolidated financial statements

Blend Labs, Inc.
Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (Continued)
(In thousands)

	Year Ended December 31, 2021
	Redeemable Noncontrolling Interest	Founders Preferred Stock and Convertible Preferred		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

		Shares	Amount	Shares	Amount
Balances as of December 31, 2020	$—	122,379	$385,225	47,948	$1	$50,968	$(5)	$(272,852)	$163,337
Issuance of Series G convertible preferred stock, net of issuance costs of $299	—	22,419	309,701	—	—	—	—	—	309,701
Exercise of performance-based convertible preferred stock warrants	—	2,075	8,014	—	—	—	—	—	8,014
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	—	12,927	—	13,397	—	—	13,397
Vesting of early exercised stock options	—	—	—	—	—	5,023	—	—	5,023
Vesting of performance-based convertible preferred stock warrants	—	—	—	—	—	118	—	—	118
Vesting of restricted stock units	—	—	—	108	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	70,844	—	—	70,844
Unrealized loss on investments in marketable securities, net	—	—	—	—	—	—	(794)	—	(794)
Repayment of employee promissory note collateralized by common stock	—	—	—	—	—	2,881	—	—	2,881
Noncontrolling interest recognized in connection with business combination	33,748	—	—	—	—	—	—	—	—
Issuance of common stock in connection with initial public offering, including partial exercise of the underwriter’s option to purchase additional shares, net of underwriting discounts and issuance costs	—	—	—	22,468	—	366,684	—	—	366,684
Conversion of convertible preferred stock to common stock in connection with initial public offering	—	(146,873)	(702,940)	146,873	1	702,939	—	—	—
Issuance of warrant in connection with the Credit Agreement	—	—	—	—	—	6,789	—	—	6,789
Accretion of redeemable noncontrolling interest to redemption value	1,430	—	—	—	—	(1,430)	—	—	(1,430)
Foreign currency translation loss	—	—	—	—	—	—	(9)	—	(9)
Net income (loss)	771	—	—	—	—	—	—	(169,913)	(169,913)
Balances as of December 31, 2021	$35,949	—	$—	230,324	$2	$1,218,213	$(808)	$(442,765)	$774,642

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

See accompanying notes to consolidated financial statements

Blend Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net loss	$(763,810)	$(169,142)	$(74,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	109,702	70,844	10,124
Depreciation and amortization	10,766	10,607	3,993
Impairment of intangible assets and goodwill	449,680	—	—
Amortization of deferred contract costs	4,638	5,030	3,648
Amortization of debt discount and issuance costs	3,058	1,390	—
Amortization of operating lease right-of-use assets	3,650	3,207	2,354
Release of valuation allowance and change in deferred taxes	(2,864)	(39,311)	—
Gain on investment in equity securities	(2,884)	—	—
Other	2,129	2,944	719
Changes in operating assets and liabilities:
Trade and other receivables	12,289	(5,839)	(12,171)
Prepaid expenses and other assets, current and non-current	9,374	(13,929)	(6,539)
Deferred contract costs, non-current	2,487	1,236	(2,042)
Accounts payable	(4,900)	1,558	293
Deferred revenue	627	(5,554)	1,226
Accrued compensation	(8,081)	5,588	5,725
Operating lease liabilities	(3,888)	(3,200)	(2,573)
Other liabilities, current and non-current	(12,391)	7,067	4,847
Net cash used in operating activities	(190,418)	(127,504)	(65,013)
Investing activities
Purchases of marketable securities	(145,543)	(351,583)	(173,965)
Sales of marketable securities	6	—	36,746
Maturities of marketable securities	247,036	125,075	130,624
Additions to property, equipment, internal-use software and intangible assets	(2,068)	(1,886)	(1,322)
Investment in non-marketable equity securities	—	(2,500)	—
Investment in note receivable	—	(3,000)	—
Acquisition of Title365, net of cash acquired	—	(400,014)	—
Net cash provided by (used in) investing activities	99,431	(633,908)	(7,917)
Financing activities
Proceeds from initial public offering, net of underwriters' fees and issuance costs	(391)	366,805	—
Proceeds from debt financing, net of issuance costs	—	218,792	—
Proceeds from exercises of stock options, including early exercises, net of repurchases	2,611	25,222	4,509
Proceeds from exercises of common stock warrants	—	—	10,000
Proceeds from issuance of Convertible Preferred Stock, net of issuance costs	—	309,701	76,247
Proceeds from exercises of Convertible Preferred Stock warrants	—	10,172	—
Proceeds from repayment of employee promissory note collateralized by common stock	—	2,881	—
Net cash provided by financing activities	2,220	933,573	90,756
Effect of exchange rates on cash, cash equivalents and restricted cash	(116)	(9)	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	(88,883)	172,152	17,826
Cash, cash equivalents, and restricted cash at beginning of period	218,440	46,288	28,462
Cash, cash equivalents, and restricted cash at end of period	$129,557	$218,440	$46,288
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$124,199	$213,082	$41,092
Restricted cash	5,358	5,358	5,196
Total cash, cash equivalents, and restricted cash	$129,557	$218,440	$46,288

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$276	$884	$26
Cash paid for interest	$25,056	$6,428	$—
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs not yet paid	$—	$121	$—
Vesting of early exercised stock options	$4,060	$5,023	$210
Non-cash additions to property and equipment	$—	$—	$1,347
Accretion of redeemable noncontrolling interest to redemption value	$48,438	$1,430	$—
Issuance of warrant in connection with debt financing	$—	$6,789	$—
Operating lease liabilities arising from obtaining new or modified right-of-use assets	$605	$1,715	$1,398
Exercise of Series D Convertible Preferred Stock warrants included in prepaid expenses and other current assets	$—	$—	$2,158

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

On June 30, 2021 (the “acquisition date”), the Company acquired 90.1% interest in Title365, an underwritten title insurance agency engaged in selling title insurance policies and escrow services throughout the United States. Integrating Title365 with the Company’s software platform enables financial services firms to automate title commitments and streamline communication with consumers and settlement teams, enabling the customers to accelerate the title, settlement, and closing process at scale for mortgages, home equity lines of credit, and home equity loans.
Basis of Presentation, Principles of Consolidation, and Use of Estimates

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of Blend Labs, Inc. and its subsidiaries in which the Company holds a controlling financial interest. Noncontrolling interest represents the minority stockholder’s share of the net income or loss and equity in a consolidated subsidiary. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. Actual results may differ from those estimates. Such estimates include, but are not limited to, estimates of variable consideration, evaluation of contingencies, determination of the incremental borrowing rates used in calculations of lease liabilities, determination of fair value of stock-based compensation, determination of fair value of warrants, valuation of acquired intangible assets, valuation of the redeemable noncontrolling interest, determination of useful lives of tangible and intangible assets, assessment of impairment of goodwill and intangible assets, and the valuation of equity securities without readily determinable fair value.

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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Preferred Stock
The Company’s board of directors has the authority to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and any of its qualifications, limitations or restrictions, in each case without further vote or action by the Company’s stockholders. As of December 31, 2022, the Company had 200,000,000 shares authorized and no shares issued and outstanding of preferred stock.
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
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company places its cash with high credit quality and federally insured institutions. Cash with any one institution may be in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes the exposure to credit risk is not significant. The Company considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents. As of December 31, 2022 and 2021, cash and cash equivalents consisted of cash, money market accounts, and highly liquid investments. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair value due to the short-term nature of the maturities.
Restricted Cash
The Company has classified cash that is not available for use in its operations as restricted cash. Restricted cash consists primarily of collateral for letters of credit related to security deposits for the Company’s office facility lease arrangements. As of both December 31, 2022 and 2021, the Company had restricted cash of $5.4 million, all of which was classified as non-current.
Escrow or Trust Funds
The Company administers escrow and trust deposits held at third-party financial institutions representing funds received under real estate contracts, escrowed funds received under escrow agreements, and undisbursed amounts received for settlement of mortgage and home equity loans. These funds are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets; however, the Company remains contingently liable for the disposition of these funds on behalf of its customers. Cash held by the Company for these purposes was approximately $5.0 million, net of outstanding checks in transit of $42.8 million as of December 31, 2022, and approximately $27.0 million, net of outstanding checks in transit of $56.2 million as of December 31, 2021.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Trade and Other Receivables and Credit Loss Reserves
The Company reports trade and other receivables net of the allowance for credit losses, in accordance with Accounting Standards Codification (“ASC”) 326, Financial Instruments—Credit Losses. ASC 326 requires an entity to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The Company’s estimate of expected credit losses is determined based on expected lifetime loss rates calculated from historical data and adjusted for the impact of current and future conditions, such as the age of outstanding receivables, historical payment patterns, any known or expected changes to the customers’ ability to fulfill their payment obligations, or assessment of broader economic conditions that may impact the customers’ ability to pay the outstanding balances. As of December 31, 2022 and 2021, the reserve for expected credit losses was $0.4 million and $1.4 million, respectively. The uncollectible portion of the receivables written off against the reserve for expected credit losses was $0.4 million and $0.1 million, respectively, and the provision for expected credit losses resulted in a reduction to the reserve of $0.5 million and an addition to reserve of $1.5 million, respectively, for the years ended December 31, 2022 and 2021.
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

Available-for-sale securities are carried at fair value, with the change in unrealized gains and losses reported as a separate component on the consolidated statements of comprehensive income until realized. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses. Expected credit losses on securities are recognized in other income (expense), net on the consolidated statements of operations, and any remaining unrealized losses are included in accumulated other comprehensive loss in stockholders' equity. For the purposes of computing realized and unrealized gains and losses, the cost of securities is based on the specific-identification method. Interest on securities classified as available for sale is included as a component of investment income within other income (expense), net. The Company does not measure an allowance for credit losses on accrued interest receivable and recognizes interest receivable write offs as a reversal of interest income. No accrued interest was written off during the year ended December 31, 2022.
Cloud Computing Arrangements
The Company capitalizes certain implementation costs incurred during the application development stage under cloud computing arrangements that are service contracts. The carrying value of the capitalized costs was $0.9 million as of December 31, 2022, of which $0.7 million is presented within prepaid expenses and other current assets, and $0.2 million is presented within other non-current assets on the consolidated balance sheets. The carrying value of the capitalized costs was $0.7 million as of December 31, 2021, of which $0.3 million is presented within prepaid expenses and other current assets and $0.4 million is presented within other non-current assets on the consolidated balance sheets. Amortization of capitalized implementation costs is recognized on a straight-line basis over the term of the associated hosting arrangement when it is ready for its intended use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Computer and software	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of useful life or lease term

Blend Labs, Inc.
Notes to Consolidated Financial Statements

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
Impairment of Long-Lived Assets
The Company evaluates the carrying value of long-lived assets, such as property and equipment and capitalized software development costs, whenever events or changes in circumstances occur that could impact the recoverability of the asset group to which the assets relate. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future estimated undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment was recorded for the years ended December 31, 2022, 2021 and 2020.
Investment in Non-Marketable Equity Securities
Investment in non-marketable equity securities without readily determinable fair values is recorded at cost, less impairment, if any, plus or minus observable price changes in orderly transactions of an identical or similar investment of the same issuer. During the year ended December 31, 2022, the Company recognized a $2.9 million gain as the result of an adjustment to the carrying value of the non-marketable security to reflect observable price changes. The Company determined the adjustment by measuring the security at fair value using the option pricing model (“OPM”) as of the date the observable transaction occurred. Observable transactions, such as the issuance of new equity by an investee, are indicators of investee enterprise value and are used to estimate the fair value of the Company’s investment in the equity security. An OPM is utilized to allocate value to the various classes of securities of the investee, including classes owned by the Company. Such information, available to the Company from the investee entity, is supplemented with the Company’s estimates such as volatility, expected time to liquidity and the rights and obligations of the securities the Company holds. The inputs to valuation techniques used to measure fair value of the Company’s non-marketable equity security are classified as Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. Refer to Note 6, “Significant Balance Sheet Components,” in the notes to the consolidated financial statements for further information.

At each reporting date, the Company performs a qualitative assessment to evaluate the investment for impairment. If the qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value, the carrying amount of the investment is reduced to its fair value. Any adjustments to carrying value based on observable price changes and impairment charges are recorded in other income (expense), net on the consolidated statements of operations and comprehensive loss and the investment is presented within other non-current assets on the consolidated balance sheets.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Business Combinations
On June 30, 2021, the Company completed its acquisition and obtained control of 90.1% of Title365 (refer to Note 9, “Business Combinations”) The Company accounts for acquisitions in accordance with ASC 805, Business Combinations. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquired business are recognized and measured as of the acquisition date at fair value, which is based on best estimates and assumptions as of the acquisition date. Such estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interest in the acquired business exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Transaction costs directly attributable to the acquisition are expensed as incurred. Upon acquisition, the accounts and results of operations of the acquired business are consolidated as of and subsequent to the acquisition date.
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

Due to a continued decline in economic and market conditions, including a decline in the Company’s market capitalization and current and projected declines in the operating results of the Title365 segment, the Company determined that triggering events that indicate the assets should be evaluated for impairment existed as of June 30, 2022 and performed an interim quantitative impairment analysis, which resulted in a partial impairment of goodwill and the acquired customer relationship intangible assets. Subsequently, based on further deterioration in market conditions in the third quarter of 2022, such as continued increases in interest rates leading to further declines in the current and projected operating results of the Title365 segment, the Company determined that triggering events existed as of September 30, 2022 and performed another interim quantitative impairment analysis, which resulted in a full impairment of the remaining amounts of goodwill and the acquired customer relationship intangible assets. Refer to Note 5, “Goodwill and Intangible Assets,” in the notes to the consolidated financial statements for further information.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Redeemable Noncontrolling Interest
The Company’s 90.1% ownership of Title365 results in recognition of 9.9% noncontrolling interest, which represents the minority stockholder’s share of the net income and equity in Title365. The Title365 stockholders agreement includes a provision whereby the Company has a call option to purchase the 9.9% noncontrolling interest at a purchase price equal to the greater of (1) $49.5 million plus an amount of interest calculated using an interest rate of 5.0% per annum compounding annually; or (2) 4.4 multiplied by the trailing 12-month EBITDA multiplied by the noncontrolling interest ownership percentage (the “Title365 Call Option”). The Title365 Call Option is exercisable beginning 2 years following the acquisition closing date. The noncontrolling interest holder also holds an option to compel the Company to purchase the remaining 9.9% noncontrolling interest at a price calculated in the same manner as the Title365 Call Option (the “Title365 Put Option”). The Title365 Put Option is exercisable beginning 5 years following the acquisition closing date. Neither the Title365 Call Option nor the Title365 Put Option have an expiration date. As the Title365 Put Option is not solely within the Company’s control, the Company classified this interest as redeemable noncontrolling interest (“RNCI”) within the mezzanine equity section of the consolidated balance sheets. The RNCI is accreted to the redemption value under the interest method from the acquisition date through the date the Title365 Put Option becomes exercisable. At each balance sheet date, the RNCI is reported at the greater of the initial carrying amount adjusted for the RNCI's share of earnings or losses and other comprehensive income or loss, or its accreted redemption value. The changes in the redemption amount are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. For each reporting period, the entire periodic change in the redemption amount is reflected in the computation of net loss per share under the two-class method as being akin to a dividend. As of December 31, 2022, the redemption amount of the Title365 Put Option as if it was currently redeemable was $53.2 million.
Segment Information
The Company’s operating segments are defined in a manner consistent with how the Company manages its operations and how the Company’s Chief Operating Decision Maker (“CODM”) evaluates the results and allocates the Company’s resources.

Prior to the acquisition of Title365 (refer to Note 9, “Business Combinations”), the Company operated as a single reportable segment as the CODMs, who were the chief executive officer (the Head of Blend) and the president, together reviewed the financial information presented on a consolidated basis to evaluate the Company’s financial performance and make resource allocation decisions. Following the acquisition, the banking platform business (“Blend Platform”) and Title365 operated as two separate reportable segments. In connection with the acquisition and completion of the IPO, the Company changed its internal processes around the assessment of operating segments results and allocation of resources, and determined that subsequent to these transactions, the function of CODM is performed solely by the Head of Blend.

In June 2022, the Company completed the migration of its largest Title365 customer from traditional title to a software-enabled title solution. This solution automates the flow of the title orders from the customer’s loan origination software and passes the orders through the Blend Platform. In connection with the migration, during the three months ended September 30, 2022, the Company changed its reporting segments as previously reported on its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, to change the composition of the Blend Platform segment to include the Company’s software-enabled title component. The impact of this change in segment composition on the comparative prior periods is not material. This segment reporting change reflects a corresponding change in how the Company’s CODM reviews financial information in order to allocate resources and assess performance.
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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

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
Blend Platform
The Company generates revenue from fees paid by the customers to access its platform, and, to a lesser extent, from professional services related to the deployment of the platform, premium support services, and consulting services. The Company also earns revenue through commissions or service fees when consumers use the Blend Platform integrated marketplaces to select a property and casualty insurance carrier, title and settlement services entity, or real estate agent.

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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

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

For usage-based arrangements, the Company typically bills its customers for any completed transactions on a monthly basis in arrears. The Company recognizes fees for usage-based arrangements as the completed transactions are processed using the platform. Revenue from usage-based arrangements represented 51%, 29% and 12% of the Blend Platform segment revenue for the years ended December 31, 2022, 2021 and 2020, respectively.

Following the change in segment composition, described in the “Segment Information” section within this Note, the revenue in the Blend Platform segment includes revenue from the Company’s software-enabled title solution. This revenue is similar to the revenue earned in the Title365 segment further described below, with the distinction that software-enabled technology automates the flow of the title orders from the customer’s loan origination software and passes the orders through the Blend Platform.

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

For title insurance services, the Company earns a fee for placing and binding title insurance policies with third-party underwriters that ultimately provide the title insurance policy to its customers. The Company acts as an agent to place and bind title insurance policies and satisfies the performance obligation upon the closing of the underlying real estate transaction. Revenue related to title insurance is recognized net of the amount of consideration paid to the third-party insurance underwriters. Escrow fees and fees for other trustee services are primarily associated with managing the closing of real estate transactions, including the processing of funds on behalf of the transaction participants, gathering and recording the required closing documents, providing notary and other real estate or title-related activities.

For title insurance services provided along with an associated escrow service, revenue is recognized at the closing of the underlying real estate transaction. For title insurance services provided without an associated escrow service, revenue is recognized upon issuance of the title insurance policy. Revenue for other title services are recognized at the time of delivery of the title report, as Title365 has no significant ongoing obligations after delivery.
Contract assets
The Company records a contract asset when revenue recognized on its subscription arrangements and professional services contracts exceeds the billings for the period. Contract assets are included in prepaid expenses and other current assets in the Company’s consolidated balance sheets.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Deferred Revenue
Deferred revenue represents billings or payments received in advance of revenue recognition. Balances consist primarily of prepaid subscription services and professional services not yet provided as of the balance sheet dates. Amounts that will be recognized during the succeeding 12-month period are recorded as deferred revenue, current, and the remaining portion, if any, is recorded as deferred revenue, non-current. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined its contracts do not include a significant financing component. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing its services, not to receive financing from its customers or to provide customers with financing.
Deferred Contract Costs
The Company capitalizes incremental and recoverable costs of obtaining contracts with customers. The capitalized amounts consist primarily of sales commissions paid to the Company’s sales force. The Company applies the practical expedient to expense sales commissions as incurred when the amortization period is one year or less.

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

Cost of revenue related to Title365 services consists of costs of title, escrow and other trustee services, which represent primarily personnel-related expenses of our Title365 segment as well as title abstractor, notary, and recording service expense provided by external vendors. Following the change in segment composition, described in the “Segment Information” section within this Note, the cost of revenue in the Blend Platform segment includes cost of revenue related to the software-enabled title solution.
Title and Escrow Loss Reserve
The Company performs title insurance services and issues a title insurance policy as an agent for a third-party title insurance underwriter. The Company pays part of the title insurance policy fee charged to its customers to the third-party title insurance underwriter as compensation for accepting the risk associated with issuing the title policy. The Company may incur a loss if it does not follow the guidelines outlined in the agency agreements, and in the state of California, the Company is obligated to reimburse the insurance company for up to the first $5,000 in losses related to a claim on a policy issued through Title365. Reserves for estimated future losses on policies issued are established at the time the title insurance revenue is recognized in accordance with ASC 450, Contingencies, and are based on claim loss history, industry trends, legal environment, geographic considerations, and the type of title insurance policies written. As of December 31, 2022, title and escrow loss reserves were $2.1 million, of which $0.2 million is presented within other current liabilities and $1.9 million is presented within other non-current liabilities on the consolidated balance sheets. As of December 31, 2021, title and escrow loss reserves were $1.6 million, of which $0.2 million, is presented within other current liabilities and $1.4 million is presented within other non-current liabilities on the consolidated balance sheets.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Advertising Costs
Advertising costs are expensed as incurred. The Company recorded $5.2 million, $7.0 million and $3.6 million in advertising expense for the years ended December 31, 2021 and 2020, respectively, as part of sales and marketing expenses in the consolidated statements of operations and comprehensive loss.
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

Restructuring Charges

Blend Labs, Inc.
Notes to Consolidated Financial Statements

The restructuring charges consist primarily of cash expenditures for compensation and severance payments, employee benefits, payroll taxes and related facilitation costs associated with the Company’s workforce reduction plans. Employee termination benefits are recognized as a liability at estimated fair value, at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Ongoing termination benefits are recognized as a liability at estimated fair value when the amount of such benefits is probable and reasonably estimable.
Other Income (Expense), Net
Other income (expense), net primarily consists of interest income earned from the Company’s investment portfolio of $2.4 million, $0.4 million and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively, adjustments to carrying value of investment in non-marketable equity securities of $2.9 million for the year ended December 31, 2022 and net foreign currency transaction losses of $0.5 million for the year ended December 31, 2022. There were no adjustments to the carrying value of investment in non-marketable equity securities and foreign currency transaction gains or losses for the years ended December 31, 2021 and 2020.
Employee Benefit Plan
The Company maintains a 401(k) plan that covers all eligible employees in the United States. Employer matching contributions are discretionary. The Company, at its discretion, may match a percentage of the employee contributions. The Company recognized a contribution expense of $4.8 million for the year ended December 31, 2022. No contribution expense was recognized for the years ended December 31, 2021 and 2020.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities, and trade accounts receivable. The Company maintains its cash equivalents primarily in money market funds and highly liquid investments that are issued or guaranteed by the United States government or its agencies. As of December 31, 2022, cash and cash equivalents of $124.2 million include $1.3 million of cash in a foreign jurisdiction. Collateral is not required for trade accounts receivable.

Title365 has agreements with insurance underwriters authorizing the Company to issue title insurance policies on behalf of the insurance underwriters. During the year ended December 31, 2022, the policies were underwritten by two title insurance companies, which accounted for approximately 57% and 43%, respectively, of title policy fees earned during the period. For the post-acquisition period from July 1, 2021 to December 31, 2021, the policies were underwritten by two title insurance companies, which accounted for approximately 74% and 26%, respectively, of title policy fees earned during the period.

The following customers comprised 10% or more of the Company’s revenue for the following periods:

	Year Ended December 31,
Customer	2022	2021	2020
A2	29%	26%	N/A1
B2	N/A1	N/A1	13%
(1) revenue from this customer did not exceed 10% for the period presented
(2) this customer generates revenue in both Blend Platform and Title365 segments

The following customers comprised 10% or more of the Company’s trade and unbilled receivables:

Customer	December 31, 2022	December 31, 2021
A	12%	29%
B	10%	N/A1
(1) trade and unbilled receivable balance from this customer did not exceed 10% as of the date presented

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Fair Value Measurement
The Company measures its cash and cash equivalents, marketable securities, trade and other receivables, accounts payable, and other current liabilities at fair value on a recurring basis. In addition, the Company measures certain other assets, including intangible assets and investments in equity securities without readily determinable fair values, at fair value on a nonrecurring basis.
The Company reports its investments in cash equivalents and marketable securities at fair value on the consolidated balance sheets based upon the level of judgment associated with inputs used to measure their fair value. The categories are as follows:

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
The estimated fair value of trade and other receivables, accounts payable, and other current liabilities approximate their respective carrying values due to their short term nature.
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
Recently Adopted Accounting Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform (Topic 848), with amendments in 2021. This update provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. Under this update, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In October 2022, the Company entered into the first amendment to the Credit Agreement (as defined in Note 10, “Debt Financing”), which replaced the reference rate from LIBOR to the Secured Overnight Financing Rate ("SOFR") as a result of the expected cessation of LIBOR and adopted ASU 2020-04 and elected the optional expedient. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities with Customers (Topic 805). This guidance requires an acquirer in a business combination to use principles in ASC 606 to recognize and measure contract assets and liabilities rather than fair value. The guidance is effective for the Company for annual reporting periods, and interim reporting periods within those annual periods, beginning January 1, 2023. ASU 2021-08 should be applied retrospectively to all business combinations that have occurred since the beginning of the annual period that includes the interim period of adoption. The Company expects the impact from adoption of this ASU in the first quarter of 2023 will not have a material impact on its consolidated financial statements.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820). This update clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. The guidance is effective for the Company for annual reporting periods, and interim reporting periods within those annual periods, beginning January 1, 2024. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.
3. Revenue Recognition and Contract Costs
Disaggregation of Revenue
The following table provides information about disaggregated revenue by service offering:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Blend Platform revenue:
Mortgage Banking	$83,391	$108,264	$80,061
Consumer Banking and Marketplace	44,227	23,120	12,624
Professional Services	4,396	4,178	3,344
Total Blend Platform revenue	132,014	135,562	96,029
Title365 revenue	103,187	98,933	—
Total revenue	$235,201	$234,495	$96,029

Mortgage Banking revenue represents revenue related to mortgage transactions processed through the Company’s software platform. Consumer Banking and Marketplace revenue represents revenue related to the Company’s integrated software solutions outside of mortgage banking transactions, such as consumer banking revenue (home equity, personal loans, credit cards, deposit accounts, and all other consumer banking products), ancillary product revenue (income verification and close products), and marketplace revenue (software-enabled title, property and casualty insurance, and realty products). Professional Services revenue represents revenue related to the deployment of the Company’s software platform and consulting services. Title365 revenue represents revenue related to traditional title, escrow and other closing and settlement services provided by the Title365 segment.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

Contract Accounts	Balance Sheet Line Reference	As of December 31, 2022	As of December 31, 2021
		(In thousands)
Contract assets—current	Prepaid expenses and other current assets	$1,252	$5,359
Contract liabilities—current	Deferred revenue, current	$(8,695)	$(8,068)

There were no long-term contract assets or deferred revenue as of December 31, 2022 and December 31, 2021.

During the year ended December 31, 2022, the Company recognized $7.2 million of revenue that was included in the deferred revenue balance at the beginning of the period. During the year ended December 31, 2021, the Company recognized substantially all of the revenue included in the deferred revenue balance at the beginning of the period.

During the year ended December 31, 2022, the Company reversed $1.8 million of revenue related to performance obligations satisfied in previous periods. During the year ended December 31, 2021, the Company recognized approximately $11.9 million of revenue from performance obligations satisfied in previous periods. The revenue recognized from performance obligations satisfied in the prior periods primarily related to changes in the transaction price, including changes in the estimate of variable consideration.

Remaining Performance Obligations
As of December 31, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations was $32.8 million. These remaining performance obligations do not include estimates of variable consideration associated with usage-based contracts with termination rights and professional services. The expected timing of recognizing revenue for the transaction price allocated to the remaining performance obligations as of December 31, 2022 was as follows:

(In thousands)
Within one year	$19,425
More than one year	13,389
Total transaction price allocated to the remaining performance obligations	$32,814
Deferred Contract Costs
As of December 31, 2022 and December 31, 2021, total unamortized deferred contract costs were $5.2 million and $8.7 million, respectively, of which $3.5 million and $4.5 million was recorded within prepaid expenses and other current assets and $1.7 million and $4.2 million was recorded within deferred contract costs, non-current, on the consolidated balance sheets as of December 31, 2022 and December 31, 2021, respectively.

The amortization of deferred contract costs was $4.6 million, $5.0 million and $3.6 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in sales and marketing expense in the accompanying consolidated statements of operations.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

4. Investments and Fair Value Measurements
The carrying amount, unrealized gain and loss, and fair value of investments by major security type were as follows:

	December 31, 2022
	Amortized Cost	Gross Unrealized Loss	Fair Value	Fair Value Hierarchy
Cash equivalents:
Money market funds	$26,389	$—	$26,389	Level 1
Commercial paper	29,242	—	29,242	Level 2
U.S. treasury and agency securities	12,163	—	12,163	Level 2
Total cash equivalents	67,794	—	67,794
Marketable securities:
U.S. treasury and agency securities	197,734	(918)	196,816	Level 2
Commercial paper	23,686	—	23,686	Level 2
Debt securities	4,462	(16)	4,446	Level 2
Total marketable securities	225,882	(934)	224,948
Other investments:
Certificates of deposit	5,000	—	5,000	Level 2
Restricted cash:
Certificates of deposit	335	—	335	Level 2
Total	$299,011	$(934)	$298,077

	December 31, 2021
	Amortized Cost	Gross Unrealized Loss	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$2,357	$—	$2,357	Level 1
Commercial paper	2,150	—	2,150	Level 2
Total cash equivalents	4,507	—	4,507
Marketable securities:
U.S. treasury and agency securities	269,393	(745)	268,648	Level 2
Commercial paper	27,187	(7)	27,180	Level 2
Debt securities	33,366	(47)	33,319	Level 2
Total marketable securities	329,946	(799)	329,147
Other investments:
Certificates of deposit	5,000	—	5,000	Level 2
Restricted cash:
Certificates of deposit	335	—	335	Level 2
Total	$339,788	$(799)	$338,989

The fair value of the Company’s investments in money market funds classified as Level 1 of the fair value hierarchy is based on real-time quotes for transactions in active exchange markets involving identical assets. The fair value of the Company’s investments in commercial paper and marketable securities classified as Level 2 of the fair value hierarchy is based on quoted market prices for similar instruments.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the stated maturities of the Company’s marketable securities:

	December 31, 2022	December 31, 2021
	(In thousands)
Due within one year	$201,921	$202,895
Due after one year through two years	28,027	131,252
Total marketable securities	$229,948	$334,147

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

The Company does not have an intent to sell any of these securities prior to maturity and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date. Accordingly, as of December 31, 2022, the Company believes that the unrealized losses are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no impairment losses have been recognized in the Company’s consolidated statements of operations for the year ended December 31, 2022. As of December 31, 2022 and December 31, 2021, the number of investment positions that are in an unrealized loss position were 38 and 57, respectively. As of December 31, 2022 and December 31, 2021, the Company had no securities that have been in a continuous unrealized loss position for twelve months or greater. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

The Company recognized interest income from its investment portfolio of $2.4 million, $0.4 million and $1.0 million for the years ended December 31, 2022, 2021 and 2020. Accrued interest receivable was $0.9 million and $1.2 million, as of December 31, 2022 and December 31, 2021, respectively, and is presented within prepaid expenses and other current assets on the consolidated balance sheets.
5. Goodwill and Intangible Assets

In connection with the interim impairment reviews performed during the year ended December 31, 2022, the Company determined that the reporting unit for purposes of the impairment assessments for goodwill is the Title365 business, and the asset group is the reporting unit for the purposes of the impairment assessment for long-lived assets under ASC 360-10. At the time of the assessments, the Company’s reporting units were the same as its operating and reportable segments, Blend Platform and Title365. The Company performed the impairment assessment for Title365 in the following order: (1) indefinite-lived intangible assets, (2) long-lived assets held and used, and (3) goodwill.

Title365 indefinite-lived intangible assets are comprised of licenses. The Company determined that the fair value of licenses has not declined below the carrying amount and recognized no impairment on the indefinite-lived intangible assets.

Title365 long-lived assets in the asset group are primarily comprised of property and equipment, operating lease right-of-use assets, and customer relationship intangible assets. The Company compared the carrying value of the asset group to separately identifiable estimated undiscounted cash flows over the remaining useful life of the asset group, and concluded that the asset group was impaired due to the carrying value exceeding the estimated undiscounted cash flows.

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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Based on the results of the impairment analyses, the Company recorded an impairment charge of $162.5 million for the year ended December 31, 2022 to write down the value of the customer relationships to its estimated fair value, which represented a full write off of the carrying amount. These charges are presented within impairment of intangible assets and goodwill in the consolidated statements of operations and comprehensive income (loss).

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

Based on the results of the impairment analyses, in 2022 the Company recorded an impairment charge of $287.2 million for the year ended December 31, 2022 against the carrying value of goodwill, which represented a full write off of the carrying amount. These charges are presented within impairment of intangible assets and goodwill in the consolidated statements of operations and comprehensive income (loss) and are not deductible for tax purposes.

Goodwill
The changes in the carrying amount of goodwill for the year ended December 31, 2022 were as follows:

	Blend Platform	Title365	Total
	(In thousands)
Goodwill as of December 31, 2021	$—	$287,228	$287,228
Impairment Charges	—	(287,228)	(287,228)
Goodwill as December 31, 2022	$—	$—	$—

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Intangible Assets
Intangible assets consisted of the following:

	December 31, 2022
	Weighted Average Remaining Amortization	Gross Amount	Accumulated Amortization	Impairment Charge	Net Book Value
	(In years)	(In thousands)
Intangible assets subject to amortization:
Acquired customer relationships	—	$179,000	$(16,548)	$(162,452)	$—
Internally developed software	—	11,391	(11,391)	—	—
Domain name	8.6	210	(83)	—	127
Total finite-lived intangible assets, net	8.6	190,601	(28,022)	(162,452)	127
Indefinite-lived intangible assets:
Acquired licenses		2,000	—	—	2,000
Total intangible assets, net		$192,601	$(28,022)	$(162,452)	$2,127

	December 31, 2021
	Weighted Average Remaining Amortization	Gross Amount	Accumulated Amortization	Net Book Value
	(In years)	(In thousands)
Intangible assets subject to amortization:
Acquired customer relationships	10.5	$179,000	$(8,136)	$170,864
Internally developed software	—	11,391	(11,391)	—
Domain name	9.5	210	(66)	144
Total finite-lived intangible assets, net	10.5	190,601	(19,593)	171,008
Indefinite-lived intangible assets:
Acquired licenses		2,000	—	2,000
Total intangible assets, net		$192,601	$(19,593)	$173,008

Amortization of intangible assets for the years ended December 31, 2022, 2021 and 2020 was $8.4 million, $9.2 million and $2.9 million respectively.
6. Significant Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

Blend Labs, Inc.
Notes to Consolidated Financial Statements

	December 31, 2022	December 31, 2021
	(In thousands)
Contract assets	$1,252	$5,359
Deferred contract costs	3,518	4,564
Prepaid insurance	3,646	6,521
Prepaid other	7,656	7,743
Recording fee advances	857	4,243
Other current assets	2,302	3,283
Total prepaid expenses and other current assets	$19,231	$31,713

Recording fee advances represent amounts advanced on behalf of customers in the Title365 segment associated with the recording of mortgage documents. These amounts are primarily recouped within 30 days from funds in the escrow accounts the Company administers.
Property and Equipment, Net
Property and equipment, net, consisted of the following:

	December 31, 2022	December 31, 2021
	(In thousands)
Computer and software	$5,843	$4,287
Furniture and fixtures	1,886	1,559
Leasehold improvements	4,884	4,940
Total property and equipment, gross	12,613	10,786
Accumulated depreciation and amortization	(6,871)	(4,631)
Total property and equipment, net	$5,742	$6,155

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $2.3 million, $1.4 million and $1.1 million respectively.
Note Receivable
In January 2021, the Company made a $3.0 million investment in a privately-held company via a convertible promissory note. Interest accrues at 2% per annum and outstanding principal and accrued interest is due and payable at the earliest of (i) 60 months from the execution of the note, (ii) an initial public offering, or (iii) change in control, unless otherwise converted to shares of the issuer. The outstanding principal and unpaid accrued interest are convertible into 4,500,000 shares of the issuer’s Series Seed Preferred Stock at the option of the issuer, upon a change in control, upon the issuer’s initial public offering, or upon a qualified equity financing. The conversion option is not bifurcated from the promissory note as the option does not meet the net settlement criteria of a derivative instrument due to the option not being readily convertible to cash. The Company also has a call option to merge the issuer with the Company for aggregate consideration of $500.0 million. The value of the call option was determined to be inconsequential. The note receivable is presented within other non-current assets on the consolidated balance sheet as of December 31, 2022.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Investments in Non-Marketable Equity Securities
In September 2021, the Company made a $2.5 million equity investment in a privately-held company in exchange for 103,611 shares of Series Growth 1a Preferred Stock. In September 2022, the Company recognized a $2.9 million gain as the result of an adjustment to the carrying value of this investment to reflect observable price changes in orderly transactions of an identical or similar investment of the same issuer. The carrying value of this investment was $5.4 million and $2.5 million as of December 31, 2022 and December 31, 2021, respectively. There were no impairments for the years ended December 31, 2022 and 2021.
Other Current Liabilities
Other current liabilities consisted of the following:

	December 31, 2022	December 31, 2021
	(In thousands)
Accrued expenses	$3,051	$5,798
Accrued interest	73	3,397
Accrued professional fees	2,615	3,085
Accrued connectivity fees	3,143	4,753
Accrued litigation contingencies	700	—
Operating lease liabilities, current portion	4,089	3,856
Payable to Title365 noncontrolling interest holder under transition services agreement	—	5,549
Other accrued expenses	1,788	1,224
Total other current liabilities	$15,459	$27,662
Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

	December 31, 2022	December 31, 2021
	(In thousands)
Deferred tax liabilities	$—	$2,864
Early exercise liability	2,002	6,998
Payroll tax liabilities	1,354	1,457
Other liabilities	2,122	2,096
Total other long-term liabilities	$5,478	$13,415
7. Leases
The Company leases its facilities under non-cancelable operating leases with various expiration dates. Leases may contain escalating payments. Restricted cash that is not available for use in operations consists of collateral for standby letters of credit related to the Company’s office lease facilities. The restricted cash balance related to lease obligations as of December 31, 2022 and 2021 was $5.0 million.

The Company’s total operating lease costs were $7.4 million, $6.3 million and $5.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company’s total operating lease costs include variable costs in the amount of $1.9 million, $1.7 million and $2.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. Variable lease costs are primarily comprised of maintenance costs and are determined based on the actual costs incurred during the period. Variable lease payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities. The Company’s total operating lease costs also include short-term lease costs in the amount of $0.7 million, $0.2 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

The Company’s sublease income for the years ended December 31, 2022 and 2021 was not material. The Company’s sublease income for the year ended December 31, 2020 was $0.7 million, which is recorded within other income (expense), net, on the consolidated statements of operations and comprehensive loss.

As of December 31, 2022 and 2021, the weighted average remaining operating lease term was 3.8 years and 4.3 years respectively. The weighted average discount rate used to estimate operating lease liabilities for leases that existed as of December 31, 2022 and 2021 was 7.9% and 7.3% respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $5.0 million, $4.5 million and $3.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, maturities of operating lease liabilities were as follows:

Year ending December 31,	(In thousands)
2023	$5,074
2024	4,980
2025	4,122
2026	1,260
2027	1,094
Thereafter	1,259
Total lease payments	17,789
Less: imputed interest	(2,608)
Total operating lease liabilities	$15,181
8. Commitments and Contingencies
Purchase Commitments
The Company has future minimum purchase obligations under arrangements with third parties who provide hosting infrastructure services, cloud services, and Software as a service (“SaaS”) accounting solutions to support our business operations.

The future non-cancelable purchase obligations, which were not recognized on our consolidated balance sheet as of December 31, 2022, were as follows:

Year ending December 31,	(In thousands)
2023	$6,225
2024	4,776
2025	3,483
2026	208
Total	$14,692

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Contingencies
From time to time and in the normal course of business, the Company may be subject to various legal matters, such as threatened or pending claims or proceedings. The litigation contingencies, if realized, could have a material negative impact on the Company’s financial condition, results of operations, and cash flows. The Company recognizes a provision for litigation losses when a contingent liability is probable and the amount thereof is estimable. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. Amounts accrued for litigation contingencies are based on the Company’s best estimates, assessments of the likelihood of damages, and the advice of counsel and often result from a series of judgments about future events and uncertainties that rely heavily on estimates and assumptions, therefore the actual settlement amounts could differ from the estimated contingency accrual and result in additional charges or reversals in future periods. As of December 31, 2022 , the Company had a litigation contingency accrual of approximately $0.7 million, which is presented within other current liabilities in the consolidated balance sheets. No litigation contingency accrual has been recognized as of December 31, 2021.
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

The Company enters into indemnification provisions under (i) its agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers, and landlords and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2022 and 2021.

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

The total purchase consideration was $417.7 million, of which $416.8 million was cash consideration. The final purchase price allocation was as follows:

Blend Labs, Inc.
Notes to Consolidated Financial Statements

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

The acquired intangible assets consisted of the following:

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

Title365 contributed revenue of approximately $113.3 million, and net loss, including the impairment charges, of approximately $440.8 million for the year ended December 31, 2022. Title365 revenue from the acquisition date through December 31, 2021 was approximately $98.9 million, and Title365 net income was approximately $7.8 million.
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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2021	2020
	(In thousands)
Revenues(1)	$363,637	$293,901
Net loss	$(180,904)	$(39,177)
Net income attributable to redeemable noncontrolling interest	$3,276	$1,591
Net loss attributable to Blend Labs, Inc.	$(184,180)	$(40,768)
(1) As part of the Company’s evaluation of Title365 accounting policies post-acquisition, Title365 revenue was adjusted to be presented net of insurance premiums paid to the underwriters, in accordance with Principal vs. Agent considerations included in ASC 606, Revenue Recognition.

10. Debt Financing
Debt consisted of the following:

	Year Ended December 31,
	2022	2021
	(In thousands)
Term Loan - principal	$225,000	$225,000
Term Loan - exit fee	4,500	4,500
Less: unamortized debt discounts and issuance costs	(12,699)	(15,657)
Total debt	$216,801	$213,843

On June 30, 2021, in connection with the closing of the acquisition of Title365, the Company entered into a credit agreement (the “Credit Agreement”), which provides for a $225.0 million senior secured term loan (the “Term Loan”) and a $25.0 million senior secured revolving credit facility (the “Revolving Facility”.) The Revolving Facility includes $10.0 million sublimit for the issuance of letters of credit. The Revolving Facility also includes a swingline sub-facility (the “Swingline Facility”) that accommodates same-day borrowing of base rate loans. The sublimit for the Swingline Facility is $5.0 million. In October 2022, the Company entered into the First Amendment (the “Amendment”) to the Credit Agreement. The Amendment replaced the reference rate from LIBOR to SOFR as a result of the expected cessation of LIBOR and in accordance with the Credit Agreement.

The Term Loan was fully drawn at closing to provide, in part, the cash consideration paid in connection with the acquisition of Title365. The Term Loan was funded and the cash consideration was transferred on July 1, 2021. The Revolving Facility remained available and undrawn as of December 31, 2022.

The borrowings under the Term Loan and Revolving Facility accrue interest at a floating rate which can be, at the Company’s option, either (i) an adjusted Term SOFR rate for a specified interest period plus an applicable margin of 7.50% or (ii) a base rate plus an applicable margin of 6.50%. The Term SOFR rate applicable to the Term Loan and the Revolving Facility is subject to a floor of 1.00%, and the base rate is subject to a floor of 2.00%. The base rate for any day is a fluctuating rate per annum equal to the highest of (i) the federal funds effective rate in effect on such day, plus 0.50%, (ii) the rate of interest for such day as published in the Wall Street Journal as the “prime rate,” and (iii) the adjusted Term SOFR rate for a one-month interest period, plus 1.00%. Interest is payable in arrears for the elected specified interest period.

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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

The Company incurred approximately $5.7 million of debt issuance costs in connection with the Term Loan, which have been deferred, and the remaining unamortized portion of these costs is presented as a reduction of long-term debt. Debt issuance costs related to the Revolving Facility amounted to $0.5 million, and the remaining unamortized portion of these costs is presented within other current assets on the consolidated balance sheets as of December 31, 2022.

In connection with the Credit Agreement, the Company issued a Series G preferred stock warrant to purchase 598,431 shares of Class A common stock at an exercise price per share of $13.827822. The terms of the warrant agreement provide the holder with an option to net settle if the fair value of Class A common stock is greater than the exercise price. The net shares to be issued in a cashless exercise are based on the fair value of the Company’s Class A common stock at the time the warrant is exercised. As of December 31, 2022, the warrant has not been exercised. The warrant will expire 10 years from the issue date. The proceeds from the issuance of debt were allocated between the Term Loan and the warrant based on their relative fair values, resulting in a debt discount of approximately $6.8 million for the amount allocated to the warrant and accounted for as paid-in capital.

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

Including the impact of the deferred debt issuance costs and the debt discounts resulting from the exit fee and the warrant, the effective interest rate on the Term Loan was approximately 13.43% and 10.20% at December 31, 2022 and 2021, respectively. Debt issuance costs, debt discounts, and the Revolving Facility issuance costs are being amortized as interest expense over the term of the Credit Agreement.

The fair value of the Term Loan as of December 31, 2022 was approximately $221.1 million and is classified as Level 2 in the fair value hierarchy. The fair value of the Term Loan was measured by applying the income approach, which discounts the future contractual cash flows using a current risk-adjusted rate available to borrowers with similar credit ratings.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit and restrict us and our subsidiaries’ ability to: (i) incur indebtedness; (ii) grant liens; (iii) make investments, loans or advances; (iv) merge or consolidate; (v) sell assets; (vi) pay dividends; and (vii) enter into certain transactions with affiliates, in each case subject to customary exceptions for a credit facility of this size and type. In the event of a default, the Credit Agreement may require a mandatory prepayment of amounts due thereunder. The Credit Agreement also contains a minimum liquidity covenant. As of December 31, 2022, the Company was in compliance with these covenants.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

11. Convertible Preferred Stock
In the first quarter of 2021, the Company issued an aggregate of 22,418,562 shares of Series G Convertible Preferred Stock at a price of $13.827822 per share for total proceeds of approximately $309.7 million, net of issuance costs. The shares are convertible into fully paid shares of Class A common stock on a one-for-one basis. In addition, in the first quarter of 2021, the Company’s board of directors approved a secondary sale of an aggregate of 334,341 shares of the Company’s Founders Convertible Preferred Stock at a price per share of $13.827822 to the new Series G investors, and upon the effectiveness of the sale, the shares sold were exchanged with the Company for an equal number of shares of Series G Convertible Preferred Stock. There were no proceeds to the Company in connection with the secondary sale of Founders Preferred Stock and related exchange into Series G Convertible Preferred Stock. The difference between the fair value of the Founders Convertible Preferred Stock prior to the exchange and the consideration received by the sellers has been recognized as incremental stock-based compensation expense of $1.2 million for the year ended December 31, 2021.
12. Warrants
Prior to the IPO, the Company had issued performance-based warrants to purchase shares of Series D and Series D-1 Convertible Preferred Stock. In March 2021, 421,039 Series D warrants and 1,654,276 Series D-1 warrants were exercised resulting in $8.0 million in total proceeds. As of December 31, 2021, all remaining performance-based warrant awards had expired. Upon the effectiveness of the IPO, all outstanding shares of Convertible Preferred Stock converted into shares of Class A common stock.

On July 2, 2021, in connection with the Credit Agreement, the Company issued an immediately exercisable Series G preferred stock warrant to purchase 598,431 shares of Class A common stock at an exercise price per share of $13.827822. The terms of the warrant agreement provide the holder with an option to net settle if the fair value of Series G Convertible Preferred Stock (or Class A common stock if exercised after an IPO) is greater than the exercise price. The net shares to be issued in a cashless exercise are based on the fair value of the Company’s Class A common stock at the time the warrants are exercised. As of December 31, 2022, the warrant has not been exercised. The warrant will expire 10 years from the issue date.
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
2021 Equity Incentive Plan
In July 2021, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective on July 14, 2021. The Company’s prior plan 2012 Stock Plan was terminated immediately prior to the effectiveness of the 2021 Plan with respect to the grant of future awards.

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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Subject to the adjustment provisions of and the automatic increase described in the 2021 Plan, a total of 23,000,000 shares of the Company’s Class A common stock were reserved for issuance pursuant to the 2021 Plan, plus 36,101,718 shares of the Company’s Class A common stock reserved for future issuance under the 2012 Stock Plan. Subject to the adjustment provisions of the 2021 Plan, the number of shares available for issuance under the 2021 Plan will also include an annual increase on the first day of each fiscal year beginning on January 1, 2022, equal to the least of (a) 34,500,000 shares of Class A common stock, (b) 5% of the total number of shares of all classes of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year, or (c) such other amount as the Company’s board of directors (or its committee) may determine. Options granted under the 2021 Plan generally vest over periods ranging from one to four years.

A summary of the stock option activity is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(In thousands)		(In years)	(In thousands)
Balance as of December 31, 2021	31,675	$5.81	8.01	$108,826
Granted	2,167	$3.28
Exercised	(2,879)	$1.12		$1,811
Cancelled and forfeited	(5,626)	$9.94
Balance as of December 31, 2022	25,337	$5.18	7.14	$3,076

Vested and exercisable as of December 31, 2022	15,324	$4.40	6.62	$3,064

The weighted average grant-date fair value of options granted during the years ended December 31, 2022, 2021 and 2020 was $1.69, $6.33 and $1.86 per share, respectively.

The number of options unvested as of December 31, 2022 and December 31, 2021 was 10,717 and 22,403 , respectively. The weighted average grant-date fair value of these unvested options was $3.61 and $3.90 per share at December 31, 2022 and December 31, 2021, respectively.

The total fair value of options vested during the years ended December 31, 2022, 2021 and 2020 was $31.6 million, $17.5 million and $7.7 million, respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $1.8 million, $71.6 million and $39.1 million, respectively.

The estimated grant date fair values of the employee stock options granted under the 2012 and 2021 Plan were calculated using the Black-Scholes Merton Option pricing model, based on the following weighted average assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected term (years)	6.34	5.93	5.90
Expected volatility	51.50%	32.85%	35.14%
Risk-free interest rate	3.52%	1.04%	0.58%
Expected dividend yield	—	—	—

Risk-Free Interest Rate. The risk-free interest rate is based on U.S. treasury zero-coupon issues with remaining terms similar to the expected term of the options at the date of grant.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

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

As of December 31, 2022, the total unrecognized stock-based compensation expense for stock options issued under the 2012 Plan and the 2021 Plan was approximately $32.2 million, which is expected to be recognized over a weighted average period of 2.6 years.
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

As of December 31, 2022 and December 31, 2021, 527,868 and 1,819,558 shares of Class A common stock were subject to repurchase. As of December 31, 2022 and December 31, 2021, the cash proceeds received for unvested shares of Class A common stock and pre-IPO Class B common stock, respectively, presented within Other long-term liabilities in the consolidated balance sheets were $2.0 million and $7.0 million.
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted average grant date fair value per share
	(In thousands)
Balance as of December 31, 2021	2,589	$8.91
Granted	19,633	$4.37
Vested	(7,901)	$7.22
Cancelled and forfeited	(1,929)	$7.33
Balance as of December 31, 2022	12,392	$3.02

As of December 31, 2022, there was $28.0 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.2 years. RSUs granted under the 2021 Plan generally vest quarterly over a period of one year from the grant date.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

The total fair value of RSUs vested during the year ended December 31, 2022 was $57.1 million. The total fair value of RSUs vested during the year ended December 31, 2021 was $1.5 million.

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

The total stock-based compensation expense recognized for this award for the years ended December 31, 2022 and 2021 was $19.6 million and $38.8 million, respectively. The total unrecognized compensation expense related to the award for all tranches was $26.3 million as of December 31, 2022, which will be recognized over an estimated weighted average remaining period of 3.2 years.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Stock-Based Compensation Expense
The Company’s stock-based compensation expense was as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cost of revenue	$2,069	$753	$79
Research and development	47,280	13,184	4,250
Sales and marketing	11,725	7,167	3,675
General and administrative	48,628	49,740	2,120
Total	$109,702	$70,844	$10,124

Included in stock-based compensation expense recognized during the years ended December 31, 2021 and 2020 are amounts related to the sale of employee stock on the secondary market to existing investors at a price above fair market value at the time of the sale. The was no stock-based compensation related to the secondary sales during the year ended December 31, 2022. Stock-based compensation related to the secondary sales, which represents the amount paid to purchase shares of the Company’s common stock in excess of fair value, was as follows:

	Year Ended December 31,
	2021	2020
	(In thousands)
Research and development	$325	$1,524
Sales and marketing	300	1,607
General and administrative	166	325
Total	$791	$3,456
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
Employee Note
In November 2018, an executive was issued a partial-recourse promissory note (the “Employee Note”) in the amount of $2.7 million in order to exercise a stock-based compensation award for 4,000,000 shares subject to vesting conditions. The Employee Note had a maturity date of November 19, 2025 and bore an interest rate of 3.04% per annum. The employee had the right to prepay the Employee Note at any time, without penalty. The Company recorded $2.7 million as contra-equity in 2018. On June 17, 2021, the Employee Note was repaid in full, inclusive of the principal amount and accrued interest of approximately $2.9 million, and there were no shares of common stock remaining related to this award that were subject to vesting conditions as of December 31, 2022.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

14. Restructuring
In 2022, the Company executed three workforce reduction initiatives as part of its broader efforts to improve cost efficiency and better align its operating structure with its business activities, with the focus on streamlining the Company’s title operations as well as its general and administrative functions. In April 2022, the Company committed to its first workforce reduction plan (the “April Plan”), which eliminated approximately 200 positions, or 10% of the Company’s then-current workforce. In August 2022, the Company committed to an additional workforce reduction plan (the “August Plan”), which eliminated approximately 140 positions, or 10% of the Company’s then-current workforce. In November 2022, the Company committed to an additional workforce reduction plan (the “November Plan”), which eliminated approximately 100 positions across the Company, or 6% of the Company’s then-current workforce.
The restructuring charges amounted to approximately $15.3 million for the year ended December 31, 2022, and consisted primarily of cash expenditures for compensation and severance payments, employee benefits, payroll taxes and related facilitation costs.
The reconciliation of the restructuring liability balances is as follows:

(In thousands)
Restructuring liability as of December 31, 2021	$—
April Plan charge	6,380
August Plan charge	5,935
November Plan charge	2,960
Settlements	(13,661)
Restructuring liability as of December 31, 2022	$1,614
As of December 31, 2022, the $1.6 million remaining restructuring liability consists primarily of accrued severance costs, which are included in accrued compensation on the consolidated balance sheet.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

15. Income Taxes
The total provision for income taxes consisted of the following:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Current:
Federal	$—	$—	$—
State	355	425	26
Foreign	268	—	—
Total current	623	425	26
Deferred:
Federal	(1,831)	(34,462)	—
State	(1,033)	(4,849)	—
Foreign	—	—	—
Total deferred	(2,864)	(39,311)	—
Total provision for income taxes	$(2,241)	$(38,886)	$26

The following summarizes the differences between the income tax provision recorded by the Company and the amount computed by applying the statutory federal income tax rate of 21% to loss before income tax for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Tax benefit at federal statutory rate	$(151,504)	$(43,747)	$(15,664)
State taxes, net of federal benefit	(677)	(4,431)	21
Research and other credits	(3,798)	(2,305)	(1,245)
Valuation allowance release related to Title365 PPA	—	(34,462)	—
Change in valuation allowance	98,510	38,188	16,431
Section 162(m) adjustment	4,230	10,241	—
Non-deductible transaction costs	—	1,252	—
Stock-based compensation	(64)	(2,828)	572
Goodwill Impairment	60,318	—	—
Noncontrolling interest	(9,226)	125	—
Other	(30)	(919)	(89)
Total provision for income taxes	$(2,241)	$(38,886)	$26

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Blend Labs, Inc.
Notes to Consolidated Financial Statements

	December 31, 2022	December 31, 2021
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$130,808	$102,240
Lease liabilities	3,600	4,721
Research and other credits	17,564	12,627
Accruals and reserves	334	1,098
Interest expense limitation	7,194	2,174
Stock-based compensation	16,777	1,980
Fixed assets	1,047	1,014
Capitalized research and development costs	31,542	—
Other deferred tax assets	1,177	357
Gross deferred tax assets	210,043	126,211
Less: valuation allowance	(204,371)	(77,843)
Total deferred tax assets	$5,672	$48,368
Deferred tax liabilities:
Right-of-use assets	$(2,718)	$(3,776)
Deferred contract costs	(1,340)	(2,194)
ASC 606 adjustments	(291)	(667)
Other deferred tax liabilities	(60)	(462)
Amortization	(759)	(752)
Acquired intangible assets	(504)	(43,381)
Gross deferred tax liabilities	(5,672)	(51,232)
Total net deferred liabilities	$—	$(2,864)

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

At December 31, 2022, the Company had a valuation allowance of $204.4 million. The valuation allowance increase of $126.6 million during 2022 is primarily attributable to an increase in deferred tax assets resulting from net operating losses in 2022 and capitalized research and development costs, offset by a decrease in deferred tax liabilities resulting from the acquired intangible assets.

At December 31, 2022, the Company had net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $479.7 million and $546.1 million, respectively, available to reduce future taxable income. The federal net operating losses generated before 2018 will begin to expire in 2032. The federal net operating losses generated in and after 2018 may be carried forward indefinitely. The state NOL carryforwards vary by state and begin to expire in 2025.

At December 31, 2022, the Company had $16.3 million of federal research credit carryforwards which will begin to expire in 2033 and state research credit carryforwards of $11.1 million which have no expiration date.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

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

As of December 31, 2022, the Company had $8.2 million of unrecognized tax benefits, none of which, if recognized, would impact the effective tax rate. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. Interest and penalties were not significant during the years ended December 31, 2022, 2021 and 2020. The Company does not expect any material changes to its unrecognized tax benefits within the next twelve months.

The following table reflects the changes in the Company’s unrecognized tax benefits:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Beginning Balance	$5,948	$4,155	$3,167
Gross increases—tax positions in current periods	2,300	1,793	1,188
Gross decreases—tax positions in prior periods	(20)	—	(200)
Ending balance	$8,228	$5,948	$4,155

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
16. Net Loss Per Share
The Company has three classes of authorized common stock for which voting rights differ by class. The Company computes net loss per share using the two-class method required for multiple classes of common stock.

Under the two-class method, net income (loss) attributable to common stockholders for the period is allocated between shares of common stock and participating securities based upon their respective rights to receive dividends as if all earnings for the period had been distributed. Prior to the IPO, the Company considered any issued and outstanding Convertible Preferred Stock to be participating securities as the holders of the convertible preferred shares were entitled to dividends in priority to any dividend declared and paid to the holders of common stock. These participating securities did not contractually require the holders of such shares to participate in the Company’s losses. As such, net loss for the periods presented was not allocated to the Company’s participating securities.

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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

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

	Year Ended December 31,
	2022		2021		2020
	Class A Common	Class B Common	Class A Common	Class B Common	Class A Common	Class B Common
	(In thousands, except per share data)
Numerator:
Net loss attributable to Blend Labs, Inc.	$(681,657)	$(38,515)	$(151,901)	$(18,012)	$(50,131)	$(24,486)
Less: accretion of RNCI to redemption value	(45,848)	(2,590)	(1,323)	(107)	—	—
Net loss attributable to Blend Labs, Inc. common stockholders	$(727,505)	$(41,105)	$(153,224)	$(18,119)	$(50,131)	$(24,486)

Denominator:
Weighted average common stock outstanding, basic and diluted	221,638	12,523	117,994	13,991	26,475	12,932
Net loss per share attributable to Blend Labs, Inc.:
Basic and diluted	$(3.28)	$(3.28)	$(1.30)	$(1.30)	$(1.89)	$(1.89)

The following potential shares of common stock were excluded from the computation of diluted net earnings per share attributable to the Company for the periods presented because including them would have been antidilutive as the Company has reported net loss for each of the periods presented:

	As of December 31,
	2022	2021	2020
	(In thousands)
Outstanding stock options	25,337	31,675	33,750
Early exercised options subject to repurchase	528	1,820	162
Options exercised via promissory note	—	—	4,000
Non-plan Co-Founder and Head of Blend options	26,057	26,057	—
Unvested restricted stock units	12,392	2,589	—
Common stock warrants	598	598	—
Convertible Preferred Stock warrants	—	—	5,461
Founders Convertible Preferred Stock	—	—	1,026
Convertible Preferred Stock	—	—	121,353
Total antidilutive securities	64,912	62,739	165,752

Blend Labs, Inc.
Notes to Consolidated Financial Statements

17. Segment Information
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

The following table provides information about each reportable segment:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Segment revenue:
Blend Platform	$132,014	$135,562	$96,029
Title365	103,187	98,933	—
Total revenue	$235,201	$234,495	$96,029

Segment gross profit:
Blend Platform	$70,090	$85,645	$61,740
Title365	19,561	30,344	—
Total gross profit	$89,651	$115,989	$61,740

Operating expenses:
Research and development	$138,094	$92,216	$55,503
Sales and marketing	85,248	84,077	51,420
General and administrative	139,120	128,802	30,108
Amortization of acquired intangible assets	8,411	8,136	—
Impairment of intangible assets and goodwill	449,680	—	—
Restructuring	15,275	—	—
Total operating expenses	835,828	313,231	137,031
Loss from operations	(746,177)	(197,242)	(75,291)
Interest expense	(24,790)	(11,279)	—
Other income (expense), net	4,916	493	700
Loss before income taxes	$(766,051)	$(208,028)	$(74,591)

The Company’s long-lived assets, which consist of property and equipment, net and operating lease right-of-use assets, by geographic location are as follows:

	As of December 31,
	2022	2021
	(in thousands)
Long-lived assets:
United States	$16,126	$19,184
India	1,284	1,684
Total	$17,410	$20,868

Blend Labs, Inc.
Notes to Consolidated Financial Statements

18. Subsequent Events
On January 10, 2023, the Company committed to another workforce reduction plan (the “January Plan”). The January Plan includes the elimination of approximately 340 positions across the Company, or approximately 28% of the Company’s then-current workforce.
On January 10, 2023, the Company’s board of directors appointed Amir Jafari as the Company’s new Head of Finance and Administration. Mr. Jafari will receive a base salary of $400,000 per year and will be eligible to receive an annual cash bonus with a target value of $200,000, based on achieving performance objectives and subject to his continued employment through the payment date. In addition, Mr. Jafari will receive a signing bonus of $1,000,000 that is subject to repayment if Mr. Jafari terminates his employment with the Company within one-year of the payment date.

In addition, subject to Mr. Jafari’s continued employment with the Company, Mr. Jafari will receive equity awards per the following:

•An award of restricted stock units of 2,000,000 shares of the Company’s Class A Common Stock, with 25% of the restricted stock units subject to such award vesting after 12 months of continuous service and the balance vesting in equal quarterly installments over the next 36 months of continuous service.

•An award of performance-based restricted stock units of 1,000,000 shares of the Company’s Class A Common Stock (reduced to 800,000 shares of Class A Common Stock if the Company’s stock price is greater than $2.00 per share as of Mr. Jafari’s start date of January 30, 2023), subject to the achievement of performance goals set forth in the Jafari Offer Letter.

On January 9, 2023, Marc Greenberg notified the Company of his intention to step down as Head of Finance of the Company, and as the Company’s principal financial officer under Section 16a-1(f) of the Exchange Act, effective following the filing of the 2022 Form 10-K. In connection with Mr. Greenberg’s resignation as Head of Finance, the Company entered into a discretionary retention bonus letter with Mr. Greenberg, which provides that the Company will pay Mr. Greenberg a bonus (the “Bonus Payment”) equal to the amount by which the aggregate value of: (i) his base salary, (ii) additional cash bonuses and (iii) value of any Blend equity awards that vest during such period of time, is less than $1,458,333 for period between September 1, 2022 through the March 31, 2023, provided Mr. Greenberg remains continuously employed by the Company through March 31, 2023. The Bonus Payment shall be made in cash or fully vested shares of Class A Common Stock of Blend of equivalent value, as determined by the Company’s Compensation Committee in its sole discretion. Mr. Greenberg’s last day of employment with Blend is expected to be April 1, 2023. Following his departure from Blend without cause, Mr. Greenberg will be eligible to receive the Company’s standard severance package, which includes 9 weeks of severance and other benefits in accordance with Company practices.

On January 9, 2023, Timothy Mayopoulos notified the Company of his intention to step down as President of the Company in the first quarter of 2023. On March 13, 2023, Mr. Mayopoulos resigned as President of the Company, effective immediately, to pursue other professional opportunities. Mr. Mayopoulos will continue serving as a director of the Company.

On January 9, 2023, Crystal Sumner notified the Company of her intention to step down as Head of Legal, Compliance, and Risk and Corporate Secretary of the Company, effective on February 1, 2023. In connection with Ms. Sumner’s departure as Head of Legal, Compliance, and Risk and Corporate Secretary, the Company entered into a transition agreement with Ms. Sumner, pursuant to which Ms. Sumner will be eligible to receive a transition payment equal to 9 weeks of Ms. Sumner’s current base salary in accordance with Company practices.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective as of December 31, 2022.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management, under the oversight of our board of directors, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act until we are no longer an “emerging growth company” as defined in the JOBS Act.

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

Remediation Efforts on Previously Identified Material Weakness
As previously disclosed, in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness occurred in connection with our acquisition of Title365, and was related to the accounting for the Company’s business combination, including a lack of sufficient precision in the performance of reviews supporting the prospective financial information used in the customer relationship intangible asset valuation and a lack of adequate documentation to provide evidence of operating effectiveness of an associated management review control.

We continue to focus on designing and implementing effective internal controls over financial reporting that will operate in a manner necessary to satisfy the accounting and financial reporting requirements of a public company. In order to remediate the material weakness, we have taken the following actions:
•hired additional finance and accounting resources with public company experience; and
•enhanced our management review control activities to ensure the completeness and accuracy of the inputs to the prospective financial information used in the valuation models.

Specifically, during the year ended December 31, 2022, in connection with the interim quantitative impairment assessments of Title365 goodwill and acquired intangible assets, we enhanced management review controls over the prospective financial information used in determining the fair values of the Title365 reporting unit and intangible assets. We also maintained adequate documentation to provide evidence of operating effectiveness of these management review controls. Based on the results of our testing, we determined that these review controls, including those that would be necessary to effectively remediate the previously disclosed material weaknesses, were adequately designed and operated effectively during the year ended December 31, 2022. Therefore, it is our assessment that the previously reported material weaknesses have been remediated as of December 31, 2022.

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
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
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
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Stock Purchase Agreement among the registrant, Title365 Holding Co., Xome Holdings LLC and, for the purposes of certain sections of the agreement, Mr. Cooper Group Inc., dated as of March 12, 2021.	S-1	333-257223	2.1	June 21, 2021
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-40599	3.1	August 24, 2021
3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-40599	3.2	August 24, 2021
4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-257223	4.1	July 6, 2021
4.2	Amended and Restated Investors’ Rights Agreement, among the registrant and certain holders of its capital stock, dated as of January 11, 2021.	S-1/A	333-257223	4.2	July 6, 2021
4.3	Warrant to Purchase Class A Common Stock between the registrant, OR Lending LLC, OR Tech Lending LLC, and OR BL LLC., dated as of July 2, 2021.	10-Q	001-40599	4.4	August 24, 2021
4.4	Description of Capital Stock.	10-K	001-40599	4.4	March 31, 2022
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1/A	333-257223	10.1	July 6, 2021
10.2+	Blend Labs, Inc. 2021 Equity Incentive Plan and related form agreements.	10-K	001-40599	10.2	March 31, 2022
10.3+	Blend Labs, Inc. 2012 Stock Plan and related form agreements.	S-1	333-257223	10.3	June 21, 2021
10.4+	Executive 2020 Bonus Plan.	S-1	333-257223	10.4	June 21, 2021
10.5+	Executive Incentive Compensation Plan.	S-1	333-257223	10.5	June 21, 2021
10.6+	Form of Change in Control Severance Agreement.	S-1/A	333-257223	10.6	July 6, 2021
10.7+*	Outside Director Compensation Policy.

10.8+	Confirmatory Employment Letter between the registrant and Nima Ghamsari, dated as of July 1, 2021.	S-1/A	333-257223	10.8	July 6, 2021
10.9+	Confirmatory Employment Letter between the registrant and Timothy J. Mayopoulos, dated as of July 1, 2021.	S-1/A	333-257223	10.9	July 6, 2021
10.10+	Confirmatory Employment Letter between the registrant and Crystal Sumner, dated as of June 29, 2021.	S-1/A	333-257223	10.10	July 6, 2021
10.11+	Confirmatory Employment Letter between the registrant and Marc Greenberg, dated as of June 29, 2021.	S-1/A	333-257223	10.11	July 6, 2021
10.12+	Blend Labs, Inc. Stand-Alone Stock Option Agreement between the registrant and Nima Ghamsari, effective as of March 30, 2021, as amended July 5, 2021.	10-Q	001-40599	10.12	August 24, 2021
10.13+	Form of Exchange Agreement between the registrant and Nima Ghamsari.	S-1/A	333-257223	10.15	July 6, 2021
10.14+	Form of Equity Exchange Agreement between the registrant and Nima Ghamsari.	S-1/A	333-257223	10.16	July 6, 2021
10.15	Credit Agreement between the registrant, the guarantors and lenders from time to time party thereto, and Owl Rock Technology Finance Corp., as administrative agent and collateral agent, dated as of June 30, 2021.	S-1/A	333-257223	10.18	July 6, 2021
10.16	Office Lease between the registrant and 500 Pine Street Company LLC, dated as of December 1, 2016.	S-1	333-257223	10.17	June 21, 2021
10.17+	Offer Letter between the registrant and Ciara Burnham, dated as of December 7, 2021.	10-K	001-40599	10.17	March 31, 2022
10.18*
First Amendment to Credit Agreement between the registrant, the guarantors and lenders from time to time party thereto, and Owl Rock Technology Finance Corp., as administrative agent and collateral agent, dated as of October 18, 2022.

10.19+*	Offer Letter between the registrant and Erin Lantz, dated as of January 5, 2023.
10.20+*	Offer Letter between the registrant and Amir Jafari, dated as of January 9, 2023.
10.21+*	Discretionary Retention Bonus Letter between the registrant and Marc Greenberg, dated as of January 9, 2023
10.22+*	Transition Agreement and General Release between the registrant and Crystal Sumner, dated as of February 1, 2023.
21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included in signature pages hereto).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

BLEND LABS, INC.

Date: March 16, 2023	By:	/s/ Nima Ghamsari
	Name:	Nima Ghamsari
	Title:	Head of Blend
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nima Ghamsari, Marc Greenberg, and Winnie Ling, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nima Ghamsari	Chief Executive Officer and Chair	March 16, 2023
Nima Ghamsari	(Principal Executive Officer)

/s/ Marc Greenberg	Head of Finance	March 16, 2023
Marc Greenberg	(Principal Financial Officer)

/s/ Manish Gupta	Controller	March 16, 2023
Manish Gupta	(Principal Accounting Officer)

/s/ Ciara Burnham	Director	March 16, 2023
Ciara Burnham

/s/ Gerald C. Chen	Director	March 16, 2023
Gerald C. Chen

/s/ Erin James Collard	Director	March 16, 2023
Erin James Collard

/s/ Erin Lantz	Director	March 16, 2023
Erin Lantz

/s/ Ann Mather	Director	March 16, 2023
Ann Mather

/s/ Timothy J. Mayopoulos	Director	March 16, 2023
Timothy J. Mayopoulos