Form 10-Q
period 2023-03-31
Blend Labs, Inc.
filed 2023-05-09
CIK 1855747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 28, 2023, there were 233,299,618 shares of the registrant's Class A common stock outstanding, 10,551,351 shares of the registrant's Class B common stock outstanding, and no shares of the registrant's Class C common stock outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blend Labs, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$46,195	$124,199
Marketable securities	260,662	229,948
Trade and other receivables, net of allowance for credit losses of $296 and $436, respectively	19,894	22,718
Prepaid expenses and other current assets	23,405	19,231
Total current assets	350,156	396,096
Property and equipment, net	5,408	5,742
Operating lease right-of-use assets	11,055	11,668
Intangible assets, net	2,123	2,127
Deferred contract costs	1,474	1,691
Restricted cash, non-current	5,358	5,358
Other non-current assets	9,868	10,082
Total assets	$385,442	$432,764
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,932	$1,260
Deferred revenue	13,046	8,695
Accrued compensation	11,035	10,059
Other current liabilities	13,906	15,459
Total current liabilities	39,919	35,473
Operating lease liabilities, non-current	10,236	11,091
Other non-current liabilities	4,407	5,478
Debt, non-current, net	217,506	216,801
Total liabilities	272,068	268,843
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	42,028	40,749
Stockholders’ equity:
Preferred stock, $0.00001 par value: 200,000 shares authorized and no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A, Class B and Class C Common Stock, $0.00001 par value: 3,000,000 (Class A 1,800,000, Class B 600,000, Class C 600,000) shares authorized; 243,607 (Class A 233,056, Class B 10,551, Class C 0) and 240,931 (Class A 230,210, Class B 10,721, Class C 0) shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	1,299,603	1,286,815
Accumulated other comprehensive loss	95	(708)
Accumulated deficit	(1,228,354)	(1,162,937)
Total stockholders’ equity	71,346	123,172
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$385,442	$432,764
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue
Software	$22,970	$30,604
Professional services	1,734	1,972
Title	12,632	38,948
Total revenue	37,336	71,524
Cost of revenue
Software	5,803	8,666
Professional services	2,806	3,735
Title	12,874	30,254
Total cost of revenue	21,483	42,655
Gross profit	15,853	28,869
Operating expenses:
Research and development	26,257	35,106
Sales and marketing	17,568	22,341
General and administrative	20,681	37,102
Amortization of acquired intangible assets	—	4,068
Restructuring	12,783	—
Total operating expenses	77,289	98,617
Loss from operations	(61,436)	(69,748)
Interest expense	(7,569)	(5,558)
Other income (expense), net	2,882	91
Loss before income taxes	(66,123)	(75,215)
Income tax (expense) benefit	(71)	2,797
Net loss	(66,194)	(72,418)
Less: Net loss attributable to noncontrolling interest	777	314
Net loss attributable to Blend Labs, Inc.	(65,417)	(72,104)
Less: Accretion of redeemable noncontrolling interest to redemption value	(2,056)	(1,442)
Net loss attributable to Blend Labs, Inc. common stockholders	$(67,473)	$(73,546)

Net loss per share attributable to Blend Labs, Inc. common stockholders:
Basic and diluted	$(0.28)	$(0.32)
Weighted average shares used in calculating net loss per share:
Basic and diluted	241,444	230,329

Comprehensive loss:
Net loss	$(66,194)	$(72,418)
Unrealized gain (loss) on marketable securities	821	(1,845)
Foreign currency translation (loss) gain	(18)	28
Comprehensive loss	(65,391)	(74,235)
Less: Comprehensive loss attributable to noncontrolling interest	777	314
Comprehensive loss attributable to Blend Labs, Inc.	$(64,614)	$(73,921)
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2023
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

		Shares	Amount
Balances as of December 31, 2022	$40,749	240,931	$2	$1,286,815	$(708)	$(1,162,937)	$123,172
Issuance of common stock upon exercise of stock options, net of repurchases	—	17	—	134	—	—	134
Vesting of early exercised stock options	—	—	—	758	—	—	758
Vesting of restricted stock units	—	4,228	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	(1,568)	—	(2,440)	—	—	(2,440)
Stock-based compensation	—	—	—	16,392	—	—	16,392
Unrealized gain on investments in marketable securities	—	—	—	—	821	—	821
Foreign currency translation loss	—	—	—	—	(18)	—	(18)
Accretion of redeemable noncontrolling interest to redemption value	2,056	—	—	(2,056)	—	—	(2,056)
Other		—	—	—	—	—	—
Net loss	(777)	—	—	—	—	(65,417)	(65,417)
Balances as of March 31, 2023	$42,028	243,608	$2	$1,299,603	$95	$(1,228,354)	$71,346
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
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(66,194)	$(72,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	16,392	24,312
Depreciation and amortization	630	4,601
Amortization of deferred contract costs	984	1,244
Amortization of debt discount and issuance costs	730	709
Amortization of operating lease right-of-use assets	806	785
Release of valuation allowance and change in deferred taxes	—	(2,864)
Other	(1,347)	1,049
Changes in operating assets and liabilities:
Trade and other receivables	2,900	409
Prepaid expenses and other assets, current and non-current	(4,969)	2,830
Deferred contract costs, non-current	217	852
Accounts payable	672	(4,314)
Deferred revenue	4,351	6,104
Accrued compensation	976	(4,651)
Operating lease liabilities	(1,003)	(958)
Other liabilities, current and non-current	(1,798)	(3,532)
Net cash used in operating activities	(46,653)	(45,842)
Investing activities
Purchases of marketable securities	(186,206)	(30,450)
Maturities of marketable securities	157,570	30,035
Additions to property, equipment, internal-use software and intangible assets	(304)	(268)
Net cash used in investing activities	(28,940)	(683)
Financing activities
Proceeds from exercises of stock options, including early exercises, net of repurchases	21	1,202
Taxes paid related to net share settlement of equity awards	(2,440)	—
Payment of initial public offering costs	—	(121)
Net cash (used in) provided by financing activities	(2,419)	1,081
Effect of exchange rates on cash, cash equivalents, and restricted cash	8	28
Net decrease in cash, cash equivalents, and restricted cash	(78,004)	(45,416)
Cash, cash equivalents, and restricted cash at beginning of period	129,557	218,440
Cash, cash equivalents, and restricted cash at end of period	$51,553	$173,024
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$46,195	$167,666
Restricted cash	5,358	5,358
Total cash, cash equivalents, and restricted cash	$51,553	$173,024
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$101	$11
Cash paid for interest	$6,911	$4,944
Supplemental disclosure of non-cash investing and financing activities:
Vesting of early exercised stock options	$758	$1,913
Operating lease liabilities arising from obtaining new or modified right-of-use assets	$327	$317
Accretion of redeemable noncontrolling interest to redemption value	$2,056	$1,442

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
Basis of Presentation, Principles of Consolidation, and Use of Estimates
The accompanying unaudited condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2023 and 2022, the unaudited condensed consolidated statements of redeemable noncontrolling interest and stockholders’ equity for the three months ended March 31, 2023 and 2022, and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 reflect all adjustments that are of a normal, recurring nature and that are considered necessary for a fair presentation of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted that would ordinarily be required under U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

During the three months ended March 31, 2023, the Company changed its reporting segments to align with how the Company’s Chief Operating Decision Maker (“CODM”) reviews financial information in order to allocate resources and assess performance. As the result of this change, the Company’s software-enabled title component was reclassified from the Blend Platform segment to Title segment (previously referred to as “Title365” segment). In addition, the Company revised its revenue disaggregation within the Blend Platform segment. Prior period amounts reported in the unaudited condensed consolidated interim financial statements and notes thereto have been reclassified to conform to current period presentation.

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
2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to these policies during the three months ended March 31, 2023.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Cash and Cash Equivalents
The Company places its cash with high credit quality and federally insured institutions. Cash with any one institution may be in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes the exposure to credit risk is not significant. The Company considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents. As of March 31, 2023 and December 31, 2022, cash and cash equivalents consisted of cash, money market accounts, and highly liquid investments with original maturities less than 90 days. The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents approximate fair value due to the short-term nature of the maturities.
Restricted Cash
The Company has classified cash that is not available for use in its operations as restricted cash. Restricted cash consists primarily of collateral for letters of credit related to security deposits for the Company’s office facility lease arrangements. As of both March 31, 2023 and December 31, 2022, the Company had restricted cash of $5.4 million, all of which was classified as non-current.
Escrow or Trust Funds
The Company administers escrow and trust deposits held at third-party financial institutions representing funds received under real estate contracts, escrowed funds received under escrow agreements, and undisbursed amounts received for settlement of mortgage and home equity loans. These funds are not considered assets of the Company and, therefore, are not included in the accompanying unaudited condensed consolidated balance sheets; however, the Company remains contingently liable for the disposition of these funds on behalf of its customers. Cash held by the Company for these purposes was approximately $4.7 million, net of outstanding checks in transit of $26.8 million as of March 31, 2023, and approximately $5.0 million, net of outstanding checks in transit of $42.8 million as of December 31, 2022.
Trade and Other Receivables and Credit Loss Reserves
The Company reports trade and other receivables net of the allowance for credit losses, in accordance with Accounting Standards Codification (“ASC”) 326, Financial Instruments—Credit Losses. ASC 326 requires an entity to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The Company’s estimate of expected credit losses is determined based on expected lifetime loss rates calculated from historical data and adjusted for the impact of current and future conditions, such as the age of outstanding receivables, historical payment patterns, any known or expected changes to the customers’ ability to fulfill their payment obligations, or assessment of broader economic conditions that may impact the customers’ ability to pay the outstanding balances. As of March 31, 2023 and December 31, 2022, the reserve for expected credit losses was $0.3 million and $0.4 million, respectively. The provision for expected credit losses resulted in a reduction to the reserve of $0.1 million and an increase to the reserve of $0.3 million for the three months ended March 31, 2023 and 2022, respectively. The uncollectible portion of the receivables written off against reserve for expected credit losses was not material for the three months ended March 31, 2023 and 2022.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities, and trade accounts receivable. The Company maintains its cash equivalents primarily in money market funds and highly liquid investments. As of March 31, 2023, cash and cash equivalents of $46.2 million include $1.4 million cash in a foreign jurisdiction. As of December 31, 2022, cash and cash equivalents of $124.2 million include $1.3 million of cash in a foreign jurisdiction. Under its investment policy, the Company limits amounts invested in marketable securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the United States government. The Company is not exposed to any significant concentrations of credit risk from these financial instruments. The goals of the Company’s investment policy, in order of priority, are safety and preservation of principal and liquidity of investments sufficient to meet cash flow requirements. Collateral is not required for trade accounts receivable.

Title365 has agreements with insurance underwriters authorizing the Company to issue title insurance policies on behalf of the insurance underwriters. The policies are underwritten by two title insurance companies, which accounted for approximately 71% and 29% during the three months ended March 31, 2023, and 62% and 38% during the three months ended March 31, 2022, respectively, of title policy fees earned during the period.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following customer, which generates revenue in both Blend Platform and Title segments, comprised 10% or more of the Company’s revenue for the following periods:

	Three Months Ended March 31,
Customer	2023	2022
A	18%	36%

The following customers comprised 10% or more of the Company’s trade and unbilled receivables:

Customer	March 31, 2023	December 31, 2022
A	12%	12%
B	11%	10%
Redeemable Noncontrolling Interest
The Company’s 90.1% ownership of Title365 results in recognition of 9.9% noncontrolling interest, which represents the minority stockholder’s share of the net income and equity in Title365. The Title365 stockholders agreement includes a provision whereby the Company has a call option to purchase the 9.9% noncontrolling interest at a purchase price equal to the greater of (1) $49.5 million plus an amount of interest calculated using an interest rate of 5.0% per annum compounding annually; or (2) 4.4 multiplied by the trailing 12-month EBITDA multiplied by the noncontrolling interest ownership percentage (the “Title365 Call Option”). The Title365 Call Option is exercisable beginning 2 years following the acquisition closing date. The noncontrolling interest holder also holds an option to compel the Company to purchase the remaining 9.9% noncontrolling interest at a price calculated in the same manner as the Title365 Call Option (the “Title365 Put Option”). The Title365 Put Option is exercisable beginning 5 years following the acquisition closing date. Neither the Title365 Call Option nor the Title365 Put Option have an expiration date. As the Title365 Put Option is not solely within the Company’s control, the Company classified this interest as redeemable noncontrolling interest (“RNCI”) within the mezzanine equity section of the consolidated balance sheets. The RNCI is accreted to the redemption value under the interest method from the acquisition date through the date the Title365 Put Option becomes exercisable. At each balance sheet date, the RNCI is reported at the greater of the initial carrying amount adjusted for the RNCI's share of earnings or losses and other comprehensive income or loss, or its accreted redemption value. The changes in the redemption amount are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. For each reporting period, the entire periodic change in the redemption amount is reflected in the computation of net loss per share under the two-class method as being akin to a dividend. As of March 31, 2023 and December 31, 2022, the redemption amount of the Title365 Put Option as if it was currently redeemable was $53.8 million and $53.2 million, respectively.
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

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities with Customers (Topic 805). This guidance requires an acquirer in a business combination to use principles in ASC 606 to recognize and measure contract assets and liabilities rather than fair value. The Company adopted ASU No. 2021-08 on January 1, 2023. The adoption did not have a material impact on the Company’s consolidated financial statements.

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
3. Revenue Recognition and Contract Costs
Disaggregation of Revenue
The following table provides information about disaggregated revenue by service offering:

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Blend Platform revenue:
Mortgage Suite	$17,795	$26,753
Consumer Banking Suite	5,175	3,851
Total Software revenue	22,970	30,604
Professional services	1,734	1,972
Total Blend Platform revenue	24,704	32,576
Title revenue:
Traditional	9,478	38,731
Software-enabled	3,154	217
Total Title revenue	12,632	38,948
Total revenue	$37,336	$71,524

During the three months ended March 31, 2023, the Company revised its revenue disaggregation to align with the change in how the Company’s CODM reviews financial information. This change was driven by the introduction of Composable Origination, which gives customers the ability to build custom solutions using the Blend Builder Platform (a software platform within the Blend Platform segment), or configure workflows with pre-built solutions such as Instant Home Equity, Deposit Accounts, Credit Cards, and others.

Within the new disaggregation, Mortgage Suite revenue represents revenue related to mortgage transactions processed through the Company’s software platform, ancillary product revenue (income verification and close products), and marketplace revenue (property and casualty insurance and realty products). Consumer Banking Suite revenue represents revenue related to the Company’s consumer banking products including personal loans, credit cards, deposit accounts, and home equity. Professional Services revenue represents revenue related to the deployment of the Company’s software platform, client support and consulting services. Title revenue represents revenue related to title (traditional and software-enabled), escrow and other closing and settlement services provided by the Title segment. Prior period amounts have been reclassified to conform to current period presentation.
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

Contract Accounts	Balance Sheet Line Reference	March 31, 2023	December 31, 2022
		(In thousands)
Contract assets—current	Prepaid expenses and other current assets	$791	$1,252
Contract liabilities—current	Deferred revenue, current	$(13,046)	$(8,695)

There were no long-term contract assets or deferred revenue as of March 31, 2023 and December 31, 2022.

During the three months ended March 31, 2023 and 2022, the Company recognized $3.5 million and $4.4 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
During the three months ended March 31, 2023, the Company recognized approximately $0.8 million of revenue related to performance obligations satisfied in previous periods. During the three months ended March 31, 2022, revenue from performance obligations satisfied in previous periods was not material. The revenue recognized from performance obligations satisfied in the prior periods primarily related to changes in the transaction price, including changes in the estimate of variable consideration.
Remaining Performance Obligations
As of March 31, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations was $43.9 million. These remaining performance obligations do not include estimates of variable consideration associated with usage-based contracts with termination rights and professional services. The expected timing of recognizing revenue for the transaction price allocated to the remaining performance obligations as of March 31, 2023 was as follows:

(In thousands)
Within one year	$21,004
More than one year	22,858
Total transaction price allocated to the remaining performance obligations	$43,862
Deferred Contract Costs
As of March 31, 2023 and December 31, 2022, total unamortized deferred contract costs were $4.5 million and $5.2 million, respectively, of which $3.0 million and $3.5 million was recorded within prepaid expenses and other current assets and $1.5 million and $1.7 million was recorded within deferred contract costs, non-current, on the unaudited condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.

The amortization of deferred contract costs was $1.0 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively, and is included in sales and marketing expense in the accompanying unaudited condensed consolidated statements of operations.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
4. Investments and Fair Value Measurements
The carrying amount, unrealized gain and loss, and fair value of investments by major security type were as follows:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$3,791	$—	$—	$3,791	Level 1
Commercial paper	16,258	—	—	16,258	Level 2
U.S. treasury and agency securities	7,186	—	—	7,186	Level 2
Total cash equivalents	27,235	—	—	27,235
Marketable securities:
U.S. treasury and agency securities	150,710	188	(175)	150,723	Level 2
Commercial paper	39,583	—	—	39,583	Level 2
Debt securities	70,482	38	(164)	70,356	Level 2
Total marketable securities	260,775	226	(339)	260,662
Restricted cash, non-current:
Certificates of deposit	335	—	—	335	Level 2
Total	$288,345	$226	$(339)	$288,232

	December 31, 2022
	Amortized Cost	Gross Unrealized Loss	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$26,389	$—	$26,389	Level 1
Commercial paper	29,242	—	29,242	Level 2
U.S. treasury and agency securities	12,163	—	12,163	Level 2
Total cash equivalents	67,794	—	67,794
Marketable securities:
U.S. treasury and agency securities	197,734	(918)	196,816	Level 2
Commercial paper	23,686	—	23,686	Level 2
Debt securities	4,462	(16)	4,446	Level 2
Total marketable securities	225,882	(934)	224,948
Other investments:
Certificates of deposit	5,000	—	5,000	Level 2
Restricted cash, non-current:
Certificates of deposit	335	—	335	Level 2
Total	$299,011	$(934)	$298,077

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

The following table summarizes the stated maturities of the Company’s marketable securities:

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	March 31, 2023	December 31, 2022
	(In thousands)
Due within one year	$181,933	$201,921
Due after one year through two years	78,729	28,027
Total marketable securities	$260,662	$229,948

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

The Company does not have an intent to sell any of these securities prior to maturity and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date. Accordingly, as of March 31, 2023, the Company believes that the unrealized losses are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no impairment losses have been recognized in the Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, the number of investment positions that are in an unrealized loss position were 52 and 38, respectively. As of March 31, 2023 and December 31, 2022, the Company had no securities that have been in a continuous unrealized loss position for twelve months or greater. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

The Company recognized interest income from its investment portfolio of $2.9 million and $0.2 million for the three months ended March 31, 2023 and 2022. Accrued interest receivable related to marketable securities was $0.8 million and $0.9 million, as of March 31, 2023 and December 31, 2022, respectively, and is presented within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. The Company does not measure an allowance for credit losses on accrued interest receivable and recognizes interest receivable write offs as a reversal of interest income. No accrued interest was written off during the three months ended March 31, 2023 and 2022.
5. Intangible Assets
Intangible assets consisted of the following:

	March 31, 2023
	Weighted Average Remaining Amortization	Gross Amount	Accumulated Amortization	Net Book Value
	(In years)	(In thousands)
Intangible assets subject to amortization:
Domain name	8.4	$210	$(87)	$123
Indefinite-lived intangible assets:
Acquired licenses		2,000	—	2,000
Total intangible assets, net		$2,210	$(87)	$2,123

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Amortization of intangible assets for the three months ended March 31, 2023 was immaterial. Amortization of intangible assets for the three months ended March 31, 2022 was $4.1 million.
6. Significant Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Contract assets	$791	$1,252
Deferred contract costs	3,051	3,518
Prepaid software	5,383	5,472
Prepaid insurance	1,976	3,646
Prepaid other	6,514	2,184
Recording fee advances	535	857
Other current assets	5,155	2,302
Total prepaid expenses and other current assets	$23,405	$19,231

Recording fee advances represent amounts advanced on behalf of customers in the Title segment associated with the recording of mortgage documents. These amounts are primarily recouped within 30 days from funds in the escrow accounts the Company administers.
Property and Equipment, Net
Property and equipment, net, consisted of the following:

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	March 31, 2023	December 31, 2022
	(In thousands)
Computer and software	$6,123	$5,843
Furniture and fixtures	1,816	1,886
Leasehold improvements	4,892	4,884
Total property and equipment, gross	12,831	12,613
Accumulated depreciation and amortization	(7,423)	(6,871)
Total property and equipment, net	$5,408	$5,742

Depreciation expense for the three months ended March 31, 2023 and 2022 was $0.6 million and $0.5 million, respectively.
Note Receivable
The Company holds a $3.0 million investment in a privately-held company via a convertible promissory note. Interest accrues at 2% per annum and outstanding principal and accrued interest is due and payable at the earliest of (i) 60 months from the execution of the note, (ii) an initial public offering, or (iii) change in control, unless otherwise converted to shares of the issuer. The outstanding principal and unpaid accrued interest are convertible into 4,500,000 shares of the issuer’s Series Seed Preferred Stock at the option of the issuer, upon a change in control, upon the issuer’s initial public offering, or upon a qualified equity financing. The conversion option is not bifurcated from the promissory note as the option does not meet the net settlement criteria of a derivative instrument due to the option not being readily convertible to cash. The Company also has a call option to merge the issuer with the Company for aggregate consideration of $500.0 million. The value of the call option was determined to be inconsequential. The note receivable is presented within other non-current assets on the unaudited condensed consolidated balance sheets.
Investments in Non-Marketable Equity Securities
The Company holds an equity investment in a privately-held company in exchange for 103,611 shares of Series Growth 1a Preferred Stock. This investment in the equity securities without readily determinable fair value is measured at cost, less impairment, if any, plus or minus observable price changes in orderly transactions of an identical or similar investment of the same issuer. The carrying value of this investment was $5.4 million as of March 31, 2023 and December 31, 2022, respectively. There were no impairments or observable price changes for the three months ended March 31, 2023 and 2022.
Cloud Computing Arrangements
The Company capitalizes certain implementation costs incurred during the application development stage under cloud computing arrangements that are service contracts. The carrying value of the capitalized costs was $0.7 million as of March 31, 2023, of which $0.6 million is presented within prepaid expenses and other current assets, and $0.1 million is presented within other non-current assets on the unaudited condensed consolidated balance sheets. The carrying value of the capitalized costs was $0.9 million as of December 31, 2022, of which $0.7 million is presented within prepaid expenses and other current assets, and $0.2 million is presented within other non-current assets on the unaudited condensed consolidated balance sheets. Amortization of capitalized implementation costs is recognized on a straight-line basis over the term of the associated hosting arrangement when it is ready for its intended use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Other Current Liabilities
Other current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Accrued expenses	$2,191	$3,051
Accrued interest	—	73
Accrued professional fees	2,533	2,615
Accrued connectivity fees	2,761	3,143
Accrued litigation contingencies	700	700
Operating lease liabilities, current portion	4,134	4,089
Other	1,587	1,788
Total other current liabilities	$13,906	$15,459
Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Early exercise liabilities	$1,130	$2,002
Payroll tax liabilities	1,501	1,354
Other liabilities	1,776	2,122
Total other long-term liabilities	$4,407	$5,478

Title and Escrow Loss Reserve
The Company performs title insurance services and issues a title insurance policy as an agent for a third-party title insurance underwriter. The Company pays part of the title insurance policy fee charged to its customers to the third-party title insurance underwriter as compensation for accepting the risk associated with issuing the title policy. The Company may incur a loss if it does not follow the guidelines outlined in the agency agreements, and in the state of California, the Company is obligated to reimburse the insurance company for up to the first $5,000 in losses related to a claim on a policy issued through Title365. Reserves for estimated future losses on policies issued are established at the time the title insurance revenue is recognized in accordance with ASC 450, Contingencies, and are based on claim loss history, industry trends, legal environment, geographic considerations, and the type of title insurance policies written. As of March 31, 2023, title and escrow loss reserves were $1.8 million, of which $0.2 million, is presented within other current liabilities and $1.6 million is presented within other non-current liabilities on the consolidated balance sheets. As of December 31, 2022, title and escrow loss reserves were $2.1 million, of which $0.2 million is presented within other current liabilities and $1.9 million is presented within other non-current liabilities on the consolidated balance sheets.
7. Leases
The Company leases its facilities under non-cancelable operating leases with various expiration dates. Leases may contain escalating payments. Restricted cash that is not available for use in operations consists of collateral for standby letters of credit related to the Company’s office lease facilities. The restricted cash balance related to lease obligations as of March 31, 2023 and December 31, 2022 were $5.0 million.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s total operating lease costs were $1.7 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively. The Company’s total operating lease costs include variable costs in the amount of $0.5 million for the three months ended March 31, 2023 and 2022. Variable lease costs are primarily comprised of maintenance costs and are determined based on the actual costs incurred during the period. Variable lease payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.

As of March 31, 2023 and December 31, 2022, the weighted average remaining operating lease term was 3.6 years and 3.8 years, respectively. The weighted average discount rate used to estimate operating lease liabilities for leases that existed as of March 31, 2023 and December 31, 2022 was 7.9%. Cash paid for amounts included in the measurement of operating lease liabilities was $1.3 million for the three months ended March 31, 2023 and 2022.

As of March 31, 2023, maturities of operating lease liabilities were as follows:

(In thousands)
Remainder of 2023	$3,738
2024	5,109
2025	4,254
2026	1,304
2027	1,094
Thereafter	1,259
Total lease payments	16,758
Less: imputed interest	(2,389)
Total operating lease liabilities	$14,369
8. Commitments and Contingencies
Contingencies
From time to time and in the normal course of business, the Company may be subject to various legal matters, such as threatened or pending claims or proceedings. The litigation contingencies, if realized, could have a material negative impact on the Company’s financial condition, results of operations, and cash flows. The Company recognizes a provision for litigation losses when a contingent liability is probable and the amount thereof is estimable. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. Amounts accrued for litigation contingencies are based on the Company’s best estimates, assessments of the likelihood of damages, and the advice of counsel and often result from a series of judgments about future events and uncertainties that rely heavily on estimates and assumptions, therefore the actual settlement amounts could differ from the estimated contingency accrual and result in additional charges or reversals in future periods. As of March 31, 2023 and December 31, 2022, the Company had a litigation contingency accrual of approximately $0.7 million, which was presented within other current liabilities in the consolidated balance sheets.

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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company enters into indemnification provisions under (i) its agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers, and landlords and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2023 or December 31, 2022.

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
9. Debt Financing
Debt consisted of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Term Loan - principal	$225,000	$225,000
Term Loan - exit fee	4,500	4,500
Less: unamortized debt discounts and issuance costs	(11,994)	(12,699)
Total debt	$217,506	$216,801

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

The Term Loan was fully drawn at closing to provide, in part, the cash consideration paid in connection with the acquisition of Title365. The Term Loan was funded and the cash consideration was transferred on July 1, 2021. The Revolving Facility remained available and undrawn as of March 31, 2023.

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

In connection with the Credit Agreement, the Company issued a Series G preferred stock warrant to purchase 598,431 shares of Class A common stock at an exercise price per share of $13.827822. The terms of the warrant agreement provide the holder with an option to net settle if the fair value of Class A common stock is greater than the exercise price. The net shares to be issued in a cashless exercise are based on the fair value of the Company’s Class A common stock at the time the warrant is exercised. As of March 31, 2023, the warrant has not been exercised. The warrant will expire 10 years from the issue date. The proceeds from the issuance of debt were allocated between the Term Loan and the warrant based on their relative fair values, resulting in a debt discount of approximately $6.8 million for the amount allocated to the warrant and accounted for as paid-in capital.

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

Including the impact of the deferred debt issuance costs and the debt discounts resulting from the exit fee and the warrant, the effective interest rate on the Term Loan was approximately 13.96% as of March 31, 2023. Debt issuance costs, debt discounts, and the Revolving Facility issuance costs are being amortized as interest expense over the term of the Credit Agreement.

The fair value of the Term Loan was approximately $219.4 million and $221.1 million as of March 31, 2023 and December 31, 2022, respectively, and is classified as Level 2 in the fair value hierarchy. The fair value of the Term Loan was measured by applying the income approach, which discounts the future contractual cash flows using a current risk-adjusted rate available to borrowers with similar credit ratings.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit and restrict us and our subsidiaries’ ability to: (i) incur indebtedness; (ii) grant liens; (iii) make investments, loans or advances; (iv) merge or consolidate; (v) sell assets; (vi) pay dividends; and (vii) enter into certain transactions with affiliates, in each case subject to customary exceptions for a credit facility of this size and type. In the event of a default, the Credit Agreement may require a mandatory prepayment of amounts due thereunder. The Credit Agreement also contains a minimum liquidity covenant. As of March 31, 2023, the Company was in compliance with these covenants.
10. Stockholder’s Equity
The following is a summary of the rights of the holders of the Company’s capital stock:

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Common Stock
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

Preferred Stock
The Company’s board of directors has the authority to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences, and rights of the shares of each series and any of its qualifications, limitations, or restrictions, in each case without further vote or action by the Company’s stockholders. As of March 31, 2023, the Company had 200,000,000 shares authorized and no shares issued and outstanding of preferred stock.
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

2021 Equity Incentive Plan
In July 2021, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective on July 14, 2021. The Company’s prior plan, 2012 Plan, was terminated immediately prior to the effectiveness of the 2021 Plan with respect to the grant of future awards.

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

A summary of the stock option activity is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(In thousands)		(In years)	(In thousands)
Balance as of December 31, 2022	25,337	$5.18	7.14	$3,076
Granted	—
Exercised	(34)	$1.28		$—
Cancelled and forfeited	(1,889)	$9.01
Balance as of March 31, 2023	23,414	$4.88	5.78	$897

Vested and exercisable as of March 31, 2023	15,470	$4.52	4.95	$897

No options were granted during the three months ended March 31, 2023. The weighted average grant-date fair value of options granted during the three months ended March 31, 2022 was $3.68 per share.

The number of options unvested as of March 31, 2023 and December 31, 2022 was 7,944 and 10,717, respectively. The weighted average grant-date fair value of these unvested options was $3.11 and $3.61 per share at March 31, 2023 and December 31, 2022, respectively.

The total fair value of options vested during the three months ended March 31, 2023 and 2022 was $3.9 million and $9.0 million, respectively.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The aggregate intrinsic value of options exercised during the three months ended March 31, 2023 was immaterial. The aggregate intrinsic value of options exercised during the three months ended March 31, 2022 was $8.0 million.

The estimated grant date fair values of the employee stock options granted under the 2012 Plan and 2021 Plan were calculated using the Black-Scholes Merton Option pricing model based on the following weighted average assumptions:

Three Months Ended March 31, 2022
Expected term (years)	5.28
Expected volatility	49.82%
Risk-free interest rate	1.82%
Expected dividend yield	—

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

As of March 31, 2023, the total unrecognized stock-based compensation expense for stock options issued under the 2012 Plan and the 2021 Plan was approximately $21.7 million, which is expected to be recognized over a weighted average period of 2.6 years.
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

As of March 31, 2023 and December 31, 2022, 366,932 and 527,868 shares of Class A common stock were subject to repurchase. As of March 31, 2023 and December 31, 2022, the cash proceeds received for unvested shares of Class A common stock presented within other long-term liabilities in the unaudited condensed consolidated balance sheets were $1.1 million and $2.0 million, respectively.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted average grant date fair value per share
	(In thousands)
Balance as of December 31, 2022	12,392	$3.02
Granted	5,721	$1.50
Vested	(4,442)	$4.15
Cancelled and forfeited	(807)	$2.86
Balance as of March 31, 2023	12,864	$1.96

As of March 31, 2023, there was $22.9 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.2 years. RSUs granted under the 2021 Plan generally vest quarterly over a period of one year from the grant date.

The total fair value of RSUs vested during the three months ended March 31, 2023 was $18.5 million. The total fair value of RSUs vested during the three months ended March 31, 2022 was $4.7 million.
Performance Stock Units
In March 2023, the Company’s board of directors granted restricted stock unit award with performance vesting conditions that provides for the issuance of up to 1,000,000 shares of Class A common stock. The award will vest in four tranches upon satisfaction of certain market-based performance targets related to the Company’s stock price hurdles. The estimated fair value of this award on the grant date was $0.5 million, which was determined using a Monte Carlo simulation model. The expense related to this award will be recognized over an estimated weighted average service period of 2.2 years. The total stock-based compensation expense recognized for this award for the three months ended March 31, 2023 was immaterial.
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

In July 2021, the first tranche of 1,954,289 shares of the Co-Founder and Head of Blend stock option award vested upon completion of the IPO. The total stock-based compensation expense recognized for this award for the three months ended March 31, 2023 and 2022 was $4.8 million, respectively. The total unrecognized compensation expense related to the award for all tranches was $21.5 million as of March 31, 2023, which will be recognized over an estimated weighted average remaining period of 3.3 years.
Stock-Based Compensation Expense
The Company’s stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cost of revenue	$488	$493
Research and development	8,131	9,866
Sales and marketing	2,783	2,523
General and administrative	4,990	11,430
Total	$16,392	$24,312

12. Restructuring
Workforce Reduction Plans
In 2022, the Company executed three workforce reduction initiatives as part of its broader efforts to improve cost efficiency and better align its operating structure with its business activities, with the focus on streamlining the Company’s title operations as well as its general and administrative functions. In April 2022, the Company committed to its first workforce reduction plan (the “April Plan”), which eliminated approximately 200 positions or 10% of the Company’s then-current workforce. In August 2022, the Company committed to an additional workforce reduction plan (the “August Plan”) as part of its broader efforts to continue to improve cost efficiency and better align its operating structure with its business activities. The August Plan includes the elimination of approximately 140 positions across the Company, or approximately 10% of the Company’s then-current workforce. In November 2022, the Company committed to an additional workforce reduction plan (the “November Plan”), which eliminated approximately 100 positions across the Company, or 6% of the Company’s then-current workforce. In January 2023, the Company committed to another workforce reduction plan (the “January Plan”). The January Plan includes the elimination of approximately 340 positions across the Company, or approximately 28% of the Company’s then-current workforce.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Executive Transition Costs
In January 2023, Marc Greenberg notified the Company of his intention to step down as Head of Finance of the Company, and as the Company’s principal financial officer under Section 16a-1(f) of the Exchange Act, effective following the filing on March 16, 2023 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. In connection with Mr. Greenberg’s resignation as Head of Finance, the Company entered into a discretionary retention bonus letter with Mr. Greenberg, which provides that the Company will pay Mr. Greenberg a bonus (the “Bonus Payment”) equal to the amount by which the aggregate value of: (i) his base salary, (ii) additional cash bonuses and (iii) value of any Blend equity awards that vest during such period of time, is less than $1,458,333 for period between September 1, 2022 through the March 31, 2023, provided Mr. Greenberg remains continuously employed by the Company through March 31, 2023. The Bonus Payment shall be made in cash or fully vested shares of Class A Common Stock of Blend of equivalent value, as determined by the Company’s Compensation Committee in its sole discretion. Mr. Greenberg’s last day of employment with Blend was April 3, 2023, and the Company recorded an accrual in the amount of $0.9 million related to the Bonus Payment as of March 31, 2023. In addition to the Bonus Payment, Mr. Greenberg was eligible to receive the Company’s standard severance package, which includes 9 weeks of severance and other benefits in accordance with Company practices.

On January 9, 2023, Crystal Sumner notified the Company of her intention to step down as Head of Legal, Compliance, and Risk and Corporate Secretary of the Company, effective on February 1, 2023. In connection with Ms. Sumner’s departure, the Company entered into a transition agreement with Ms. Sumner, pursuant to which Ms. Sumner was eligible to receive a transition payment equal to 9 weeks of Ms. Sumner’s current base salary in accordance with Company practices.
The restructuring charges attributable to the workforce reduction plans and executive transaction costs amounted to approximately $12.8 million for the three months ended March 31, 2023 and consisted primarily of cash expenditures for compensation, severance, and transition payments, employee benefits, payroll taxes and related facilitation costs.
The reconciliation of the restructuring liability balances is as follows:

(In thousands)
Restructuring liability as of December 31, 2021	$—
April Plan charge	6,380
August Plan charge	5,935
November Plan charge	2,960
Settlements	(13,661)
Restructuring liability as of December 31, 2022	1,614
January Plan charge	11,676
Executive transition costs	1,107
Settlements	(13,398)
Restructuring liability as of March 31, 2023	$999
As of March 31, 2023, the $1.0 million remaining restructuring liability consists of accrued severance and executive transition costs, which are included in accrued compensation on the unaudited condensed consolidated balance sheet.
13. Income Taxes
The Company recorded a provision for income taxes of $0.1 million for the three months ended March 31, 2023 consisting of current tax expense related to state and foreign income taxes. The Company recorded a benefit for income taxes of $2.8 million for the three months ended March 31, 2022, consisting primarily of deferred tax benefit resulting from an adjustment to the valuation allowance.

The Company reassessed the ability to realize deferred tax assets by considering the available positive and negative evidence. As of March 31, 2023, the Company concluded that its net deferred tax assets are not more-likely-than-not to be realized and maintained a full valuation allowance against such net deferred tax assets.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of March 31, 2023, the Company files tax returns in the U.S. federal and various state jurisdictions. Due to the Company’s U.S. net operating loss carryforwards, its income tax returns generally remain subject to examination by federal and most state tax authorities. Beginning in 2022, the Company’s subsidiary files income tax returns in India which are subject to examination by tax authorities in India.
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

	Three Months Ended March 31,
	2023		2022
	Class A Common	Class B Common	Class A Common	Class B Common
	(In thousands, except per share data)
Numerator:
Net loss attributable to Blend Labs, Inc.	$(62,513)	$(2,904)	$(68,149)	$(3,955)
Less: accretion of RNCI to redemption value	(1,965)	(91)	(1,363)	(79)
Net loss attributable to Blend Labs, Inc common stockholders	$(64,478)	$(2,995)	$(69,512)	$(4,034)

Denominator:
Weighted average common stock outstanding, basic and diluted	230,725	10,719	217,696	12,633

Net loss per share attributable to Blend Labs, Inc.:
Basic and diluted	$(0.28)	$(0.28)	$(0.32)	$(0.32)

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following potential shares of common stock were excluded from the computation of diluted net earnings per share attributable to the Company for the periods presented because including them would have been antidilutive as the Company has reported net loss for each of the periods presented:

	As of March 31,
	2023	2022
	(In thousands)
Outstanding stock options	23,414	28,722
Early exercised options subject to repurchase	367	1,188
Non-plan Co-Founder and Head of Blend options	26,057	26,057
Unvested restricted stock units	12,864	8,012
Unvested performance stock awards	1,000	126
Common stock warrants	598	598
Total antidilutive securities	64,300	64,703
15. Segment Information
The Company’s operating segments are defined in a manner consistent with how the Company manages its operations and how the CODM evaluates the results and allocates the Company’s resources.

In March 2023, the Company introduced Composable Origination, which gives customers the ability to easily configure or build custom workflows from a pre-built set of components. Financial services firms can experience Composable Origination by building custom solutions using the Blend Builder Platform, or with pre-built solutions such as Instant Home Equity, Deposit Accounts, Credit Cards, and others. In connection with this development, during the three months ended March 31, 2023, the Company changed its reporting segments as previously reported on its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, to change the composition of the Blend Platform segment to exclude the Company’s software-enabled title component and instead report the software-enabled title component within the Title segment. This change reflects a corresponding change in how the Company’s CODM reviews financial information in order to allocate resources and assess performance. The comparative prior period amounts have been reclassified to conform to current period presentation.

Segment gross profit, which is the measure used by the Company’s CODM to evaluate the performance of and allocate resources to its segments, is calculated as segment revenue less segment cost of revenue. The Company does not evaluate performance or allocate resources based on segment assets, and therefore, such information is not presented.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table provides information about each reportable segment:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Segment revenue:
Blend Platform	$24,704	$32,576
Title	12,632	38,948
Total revenue	$37,336	$71,524

Segment gross profit:
Blend Platform	$16,095	$20,175
Title	(242)	8,694
Total gross profit	$15,853	$28,869

Operating expenses:
Research and development	$26,257	$35,106
Sales and marketing	17,568	22,341
General and administrative	20,681	37,102
Amortization of acquired intangible assets	—	4,068
Restructuring	12,783	—
Total operating expenses	77,289	98,617
Loss from operations	(61,436)	(69,748)
Interest expense	(7,569)	(5,558)
Other income (expense), net	2,882	91
Loss before income taxes	$(66,123)	$(75,215)

16. Subsequent Events
On April 28, 2023, the Company received notice (the “Notice”) from the New York Stock Exchange (the “NYSE”) that it is not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE’s Listed Company Manual because the average closing price of the Company’s Class A common stock was less than $1.00 per share over a consecutive 30 trading-day period.

The Company has a period of six months following the receipt of the Notice to regain compliance with the minimum price criteria. The Company may regain compliance with the minimum price criteria at any time during the six-month cure period if, on the last trading day of any calendar month during the cure period, the Company has (i) a closing share price of at least $1.00, and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month.

The Notice has no immediate impact on the listing of its Class A common stock, which will continue to be listed and traded on the NYSE during this period, subject to the Company’s compliance with the other continued listing requirements of the NYSE. The Notice does not affect the Company’s business operations or its reporting obligations with the Securities and Exchange Commission. The Company fully intends to regain compliance and will take necessary action to seek to ensure that the Class A common stock is not delisted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Form 10-Q and in our Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Recent Developments
Industry Trends
The mortgage market is heavily influenced by government policies and overall economic conditions. The real estate environment, including interest rates and the general economic environment, typically impact the demand for mortgage and mortgage related products. Recent changes in these areas have impacted our results of operations. Purchase volume and refinance activity were strong in 2021 and 2020 relative to historical averages over the preceding decade; however, an increase in interest rates due to efforts by the Federal Reserve to manage rising inflation, combined with ongoing supply constraints, resulted in a decline in mortgage origination activity for 2022, which has continued into 2023, and could bring further reductions in future periods. In their latest published update, the Mortgage Bankers Association (“MBA”) indicated that overall mortgage originations, including refinancing loans, are expected to continue declining in 2023 before recovering in 2024. As a large portion of our revenue is driven by mortgage and mortgage related transaction volumes, declines in the mortgage origination volumes have had, and are likely to continue to have, adverse effects on our business.

For the three months ended March 31, 2023, we have seen a 52.0% decrease in mortgage transactions, particularly refinance transactions, on our software platform compared to the three months ended March 31, 2022. We attribute the majority of this decrease to rapidly rising interest rates, decreased housing affordability, and uncertain worldwide political and economic conditions. Overall industry origination volumes, as reported by the MBA, have decreased by 58% over the same period.

Workforce Reduction Plans
We have implemented certain workforce actions as part of our broader efforts to improve cost efficiency and better align our operating structure with our business activities. The focus of such workforce actions is on streamlining our title operations as well as our general and administrative functions.

In January 2023, we committed to the January workforce reduction plan (the “January Plan”), which further streamlines our title operations, as well as our corporate operations in R&D, sales and marketing, and general and administrative functions. The January Plan eliminated approximately 340 positions across the Company. We incurred approximately $11.7 million in charges in connection with the January Plan, and an additional charge of $1.1 million related to executive transition costs. We expect that the execution of the January Plan, including cash payments, will be substantially complete in the second quarter of 2023. The eliminated positions represent annualized compensation expenses of approximately $43.4 million.

We may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of the January Plan and any future workforce reduction plans. Our implementation of the January Plan is subject to risks and uncertainties, including the possibility that there are impediments to our ability to execute the January Plan or related initiatives as currently contemplated, the actual charges in implementing the plans or related initiatives are higher than anticipated, there are changes to the assumptions on which the estimated charges associated with the January Plan or related initiatives are based, we are unable to achieve our projected cost savings in connection with the January Plan or related initiatives, or there are unintended consequences from the January Plan or related initiatives that impact our business.
Key Business Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.

Blend Platform - Number of Mortgage Banking Transactions
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

Title - Closed Orders
In our Title segment, closed orders represent the number of orders for title insurance or escrow services that were successfully fulfilled in each period with the issuance of a title insurance policy or provision of escrow services. The volume of closed orders is affected by the overall level of real estate activity, which is cyclical in nature and is affected by a number of factors, including the availability of mortgage credit, the cost of real estate, interest rate volatility, consumer confidence, employment and family income levels, and general economic conditions.
Starting in the first quarter of 2023, the Title segment includes the software-enabled title component. This change reflects a corresponding change in how the Company’s CODM reviews financial information in order to allocate resources and assess performance. Refer to Note 15, Segments, for additional information.

The following table sets forth our key business metrics:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Number of mortgage banking transactions(1)	182	380
(1) Includes estimated transactions for funded loans not yet reported for the quarter ended March 31, 2023

Title closed orders	4	27

Components of Results of Operations
Revenue
Blend Platform
In our Blend Platform segment, we generate revenue from fees paid by customers to access our platform. Fees are assessed based on completed transactions, such as a funded loan, new account opening, or closing transaction. Completed transaction fees are determined by the number and type of software platform components that are needed to support each product offering. We do not charge for abandoned or rejected applications, even though they cause us to incur costs related to these applications. Arrangements with our customers do not provide the contractual right to take possession of our software at any point in time. Revenue is recognized when access to our platform is provisioned to our customers for an amount that reflects the consideration we expect to be entitled to in exchange for those services. To a lesser extent, we generate revenue from professional services related to the deployment of our platform, premium support services, and consulting services. We also earn revenue through commissions or service fees when consumers use our Blend Platform integrated marketplaces to select a property and casualty insurance carrier or real estate agent.

Our customers have the ability to access our platform under subscription arrangements, in which customers commit to a minimum number of completed transactions at specified prices over the contract term, or under usage-based arrangements, in which customers pay in arrears a variable amount for completed transactions at specified prices. Our subscription arrangements are generally noncancelable, and we may also earn additional overage fees if the number of completed transactions exceeds the contractual amounts. Our usage-based arrangements generally can be terminated at any time by the customer. We recognize revenue ratably for our subscription arrangements because the customer receives and consumes the benefits of our platform throughout the contract period. We recognize fees for usage-based arrangements as the completed transactions are processed using our platform. Over the last several quarters, we have seen a shift towards usage-based arrangements in our customer contracts. Revenue from usage-based arrangements represented 58% and 48% of our Blend Platform segment revenue for three months ended March 31, 2023 and 2022, respectively.

Starting in the first quarter of 2023, the revenue in the Blend Platform segment excludes revenue from our software-enabled title solution, which is now reported as part of the Title segment. Prior period amounts have been reclassified to conform to current period presentation. Refer to Note 15, Segments, for additional information.

Title
In our Title segment, we earn revenue from title search services for title insurance policies, escrow, and other closing and settlement services. In performing title search services, we act as an agent to place and bind title insurance policies with third-party underwriters that ultimately provide the title insurance policy to our customers. Revenue related to title insurance is recognized net of the amount of consideration paid to the third-party insurance underwriters. Our revenues from escrow, closing, and settlement services are primarily associated with managing the closing of real estate transactions, including the processing of funds on behalf of the transaction participants, gathering and recording the required closing documents, and providing notary and other real estate or title-related activities. Revenue related to these services is recognized at the closing of the underlying real estate transaction. We also offer title services in connection with a borrower default and with the issuance of home equity lines of credit and home equity loans. Revenue for default title services and home equity services is recognized at the time of delivery of the title report.

Starting in the first quarter of 2023, the revenue in the Title segment includes revenue from our software-enabled title solution, which was previously reported as part of the Blend Platform segment. Prior period amounts have been reclassified to conform to current period presentation. Refer to Note 15, Segments, for additional information.

We expect that rising mortgage interest rates in the near term will continue to drive down transaction volume, especially refinance transactions volume, which will adversely affect both Blend Platform and Title revenue. While we believe that the Blend Platform segment will deliver positive growth in the long-term, we expect that the title insurance and other services revenue within the Title segment will continue to face significant headwinds to growth, and a decline due to the ongoing mortgage industry origination volume decline as described above within Recent Developments. We are continuing to evaluate the changes within the mortgage industry and the impact to our segments and their projected operating results.
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
Title
In our Title segment, cost of revenue consists of costs of title, escrow and other trustee services, which represent primarily personnel-related expenses of our Title segment as well as title abstractor, notary, and the cost of recording services provided by external vendors. Starting in the first quarter of 2023, the cost of revenue in the Title segment includes cost of revenue related to our software-enabled title solution.

In future periods, we expect that cost of revenue as a percentage of revenue will increase in the near term primarily due to the anticipated decline in revenue driven by the decrease in projected mortgage industry origination volume caused by increased interest rates.
Operating Expenses
During 2022 and the first quarter of 2023, we have taken actions to manage our operating expenses and focus our investments on initiatives critical to achieving our broader strategy. Over the course of the remaining fiscal year we expect to see ongoing improvements to our expenses from these actions.

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
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation expense for our finance, accounting, legal and compliance, human resources, and other administrative teams, certain executives, as well as stock-based compensation expense related to the stand-alone stock option award granted to our Co-Founder and Head of Blend in March 2021, and professional fees, including audit, legal and compliance, and recruiting services. In addition, general and administrative expenses include expenses related to the integration of Title365, which we expect to continue to decrease over time.

Amortization of acquired intangible assets
Amortization of acquired intangible assets relates to customer relationships acquired in connection with the Title365 business combination, which were amortized over the estimated useful life on a straight-line basis. No amortization was recorded in 2023 due to the full write off of the customer relationship intangible assets resulting from an impairment charge recognized in the year ended December 31, 2022.

Restructuring
Restructuring charges relate to our workforce reduction plans and are comprised of cash expenditures for compensation and severance payments, executive transition costs, employee benefits, payroll taxes and related facilitation costs. Refer to Note 12, Restructuring, for additional information.
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
Provision for Income Taxes
Provision for income taxes consists primarily of U.S. state and foreign income taxes. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is not more likely than not that such net deferred tax assets will be realized.
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Revenue
Software	$22,970	$30,604
Professional services	1,734	1,972
Title	12,632	38,948
Total revenue	37,336	71,524
Cost of revenue(1)
Software	5,803	8,666
Professional services	2,806	3,735
Title	12,874	30,254
Total cost of revenue	21,483	42,655
Gross profit	15,853	28,869
Operating expenses:
Research and development(1)	26,257	35,106
Sales and marketing(1)	17,568	22,341
General and administrative(1)	20,681	37,102
Amortization of acquired intangible assets	—	4,068
Restructuring	12,783	—
Total operating expenses	77,289	98,617
Loss from operations	(61,436)	(69,748)
Interest expense	(7,569)	(5,558)
Other income (expense), net	2,882	91
Loss before income taxes	(66,123)	(75,215)
Income tax (expense) benefit	(71)	2,797
Net loss	$(66,194)	$(72,418)

(1)Includes stock-based compensation as follows:	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cost of revenue	$488	$493
Research and development	8,131	9,866
Sales and marketing	2,783	2,523
General and administrative	4,990	11,430
Total stock-based compensation	$16,392	$24,312

	Three Months Ended March 31,
	2023	2022
	(as a % of revenue)*
Revenue
Software	62%	43%
Professional services	5	3
Title	33	54
Total revenue	100	100
Cost of revenue
Software	16	12
Professional services	8	5
Title	34	42
Total cost of revenue	58	60
Gross margin	42	40
Operating expenses:
Research and development	70	49
Sales and marketing	47	31
General and administrative	55	52
Amortization of acquired intangible assets	—	6
Restructuring	34	—
Total operating expenses	207	138
Loss from operations	(165)	(98)
Interest expense	(20)	(8)
Other income (expense), net	8	—
Loss before income taxes	(177)	(105)
Income tax (expense) benefit	—	4
Net loss	(177)%	(101)%
____________
*Certain percentages may not foot due to rounding

Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue and Cost of Revenue

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(In thousands)
Segment revenue:
Blend Platform:
Mortgage Suite	$17,795	$26,753	$(8,958)	(33%)
Consumer Banking Suite	5,175	3,851	1,324	34%
Professional Services	1,734	1,972	(238)	(12%)
Total Blend Platform revenue	24,704	32,576	(7,872)	(24%)
Title:
Traditional	9,478	38,731	(29,253)	(76%)
Software-enabled	3,154	217	2,937	1353%
Total Title revenue	12,632	38,948	(26,316)	(68%)
Total revenue	$37,336	$71,524	$(34,188)	(48%)
Segment cost of revenue:
Blend Platform	$8,609	$12,401	$(3,792)	(31%)
Title	12,874	30,254	(17,380)	(57%)
Total cost of revenue	$21,483	$42,655	$(21,172)	(50%)
Segment gross profit:
Blend Platform	$16,095	$20,175	$(4,080)	(20%)
Title	(242)	8,694	(8,936)	(103%)
Total gross profit	$15,853	$28,869	$(13,016)	(45%)

Revenue decreased $34.2 million, or 48%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, driven by a decrease in Title segment revenue of $26.3 million, or 68%, primarily due to the lower volume of title orders, and a decrease in Blend Platform revenue of $7.9 million, or 24%. Within Blend Platform revenue, Mortgage Suite revenue decreased $9.0 million, or 33%, primarily due to the lower volume of mortgage banking transactions, particularly refinance transactions, with our customers, Consumer Banking Suite revenue increased $1.3 million, or 34%, primarily due to the increase in home equity, deposit accounts, and personal loan transactions, and Professional Services revenue decreased by $0.2 million, or 12%, primarily due to a decrease in professional services associated with the deployment and support of our platform.

Cost of revenue decreased $21.2 million, or 50%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, driven by a decrease of $17.4 million, or 57% within the Title segment, primarily due to the lower volume of title orders, and a decrease in Blend Platform cost of revenue of $3.8 million, or 31%, primarily due to the lower volume of mortgage banking transactions.

Operating Expenses

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$26,257	$35,106	$(8,849)	(25%)
Sales and marketing	17,568	22,341	(4,773)	(21%)
General and administrative	20,681	37,102	(16,421)	(44%)
Amortization of acquired intangible assets	—	4,068	(4,068)	(100%)
Restructuring	12,783	—	12,783	—%
Total operating expenses	$77,289	$98,617	$(21,328)	(22%)
Research and Development
Research and development expenses decreased $8.8 million, or 25%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily due to a $6.0 million decrease in personnel related expenses attributable to a decrease in headcount and a $1.7 million decrease in stock-based compensation expense.
Sales and Marketing
Sales and marketing expenses decreased $4.8 million, or 21%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily due to a decrease in personnel-related expenses attributable to a decrease in headcount and lower commissions.
General and Administrative
General and administrative expenses decreased $16.4 million, or 44% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily due to a $6.4 million decrease in stock-based compensation expense, a $5.2 million decrease in personnel related expenses attributable to a decrease in headcount, a $1.7 million decrease in insurance, and a $1.4 million decrease in integration costs related to our acquisition of Title365.
Amortization of acquired intangible assets
Amortization of acquired intangible assets decreased $4.1 million, or 100% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, due to the full write off of the customer relationship intangible assets from the Title365 acquisition resulting from an impairment charge recognized in the year ended December 31, 2022.
Restructuring
Restructuring expenses increased $12.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to the execution of the January Plan and related initiatives during the three months ended March 31, 2023. The restructuring charges included cash expenditures for compensation and severance payments, executive transition costs, employee benefits, payroll taxes and related facilitation costs.

Interest Expense

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(In thousands)
Interest expense	$(7,569)	$(5,558)	$(2,011)	36%
Interest expense increased $2.0 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to the increase in interest rate on the $225.0 million Term Loan under the Credit Agreement. The borrowings under the Credit Agreement accrue interest at a floating rate which can be, at our option, either (i) an adjusted Term SOFR rate for a specified interest period plus an applicable margin of 7.50% or (ii) a base rate plus an applicable margin of 6.50%. The effective interest rate on our Term Loan was approximately 13.96% and 10.20% as of March 31, 2023 and March 31, 2022, respectively.
Other Income (Expense), net

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(In thousands)
Other income (expense), net	$2,882	$91	$2,791	3067%
Other income (expense), net increased $2.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to an increase in interest income on our investment portfolio of $2.7 million.
Income Tax (Expense) Benefit

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(In thousands)
Income tax (expense) benefit	$(71)	$2,797	$(2,868)	(103%)
Income tax (expense) benefit decreased $2.9 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to an adjustment to the valuation allowance resulting from changes in U.S. tax law requiring capitalization and amortization of research and development costs for tax purposes recorded for the three months ended March 31, 2022.
Liquidity and Capital Resources
As of March 31, 2023, our principal sources of liquidity were cash, cash equivalents, marketable securities of $306.9 million, and availability of credit under our $25.0 million senior secured revolving credit facility. Cash and cash equivalents are comprised of bank deposits and money market funds. Marketable securities are comprised of U.S. treasury and agency securities, commercial paper, and corporate debt securities. Most of our cash and cash equivalents are held in the United States. Since our inception, we have financed our operations primarily through proceeds from the issuance of our stock and warrants and cash generated from the sale of our product offerings.

We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $1,228.4 million as of March 31, 2023. We expect to continue to incur operating losses for the foreseeable future due to the investments that we intend to make in our business and decline in revenue due to the current macroeconomic environment and, as a result, we may require additional capital resources to grow our business.
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

There is no amortization of the outstanding principal amount under our credit facility; all principal amounts thereunder are payable on the maturity date which is the fifth anniversary of the closing of the credit facility.

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
Material Cash Requirements
Our material cash requirements arising from known contractual and other obligations primarily relate to our obligations under our Credit Agreement, leases for our office locations, and purchase commitments. There have been no significant changes in our material cash requirements from the contractual obligations described in our Annual Report on Form 10-K for the year ended December 31, 2022.
In January 2023, we committed to and executed the January Plan. We incurred approximately $11.7 million in charges in connection with the January Plan, and an additional charge of $1.1 million related to executive transition costs. We expect that the execution of the January Plan, including cash payments, will be substantially complete in the second quarter of 2023.

We believe that current cash, cash equivalents, marketable securities, and the availability of credit under our revolving credit facility will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements, however, will depend on continued growth in our customer base, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and features, and the continuing market adoption of Blend’s software platform and the effectiveness of our efforts to improve cost efficiency. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition would be adversely affected. See the section titled “Risk Factors"—Risks Related to Our Business—Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and harm our results of operations.”
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net cash used in operating activities	$(46,653)	$(45,842)
Net cash used in investing activities	(28,940)	(683)
Net cash (used in) provided by financing activities	(2,419)	1,081
Effect of exchange rates on cash, cash equivalents, and restricted cash	8	28
Net decrease in cash, cash equivalents, and restricted cash	$(78,004)	$(45,416)
Cash Used in Operating Activities
Our largest source of operating cash is cash collections from our customers, and our primary uses of cash in operations are for employee-related expenditures, sales and marketing expenses, and third-party hosting costs.

Net cash used in operating activities for the three months ended March 31, 2023 and 2022, was $46.7 million and $45.8 million, respectively. The increase in cash used in operations reflects our net loss adjusted for noncash items, such as charges associated with stock-based compensation, depreciation and amortization, change in deferred taxes, amortization of deferred contract costs, amortization of operating lease right-of-use assets, and amortization of debt discount and issuance costs on our long-term debt, and changes in operating assets and liabilities. Fluctuations in operating assets and liabilities are affected primarily by changes in trade and other receivables, prepaid expenses and other current assets, accrued compensation, deferred revenue, accounts payable and other liabilities.

Cash Used in Investing Activities
Net cash used in investing activities during the three months ended March 31, 2023 was $28.9 million, which was primarily due to the purchases of $186.2 million of marketable securities and $0.3 million in purchases of property and equipment, offset by the sales and maturities of marketable securities of $157.6 million.

Net cash used in investing activities during the three months ended March 31, 2022 was $0.7 million, which was primarily due to the purchases of $30.5 million of marketable securities and $0.3 million in purchases of property and equipment, offset by the sales and maturities of marketable securities of $30.0 million.

Cash (Used in) Provided by Financing Activities
Net cash used in financing activities for the three months ended March 31, 2023 was $2.4 million, primarily consisting of repurchases of shares to satisfy minimum tax withholding.

Net cash provided by financing activities for the three months ended March 31, 2022 was $1.1 million, primarily consisting of proceeds from the exercises of stock options of $1.2 million, net of repurchases.

Contingent Obligations
We administer escrow and trust deposits held at third-party financial institutions representing funds received under real estate contracts, escrowed funds received under escrow agreements, and/or undisbursed amounts received for settlement of mortgage and home equity loans. Cash held for these purposes was approximately $4.7 million, net of outstanding checks in transit of $26.8 million as of March 31, 2023. These funds are not considered assets of ours and, therefore, are not included in our consolidated balance sheet; however, we are contingently liable for the disposition of these funds on behalf of consumers. As of March 31, 2023, we did not have any other relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Critical Accounting Estimates
Our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of our condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows could be affected.

There have been no material changes to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2022.
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:

Interest Rate Risk
We had cash and cash equivalents of $46.2 million and marketable securities and other investments of $260.7 million as of March 31, 2023, which consisted of bank deposits, money market funds, U.S. treasury and agency securities, commercial paper, and corporate debt securities. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points change in interest rates during any of the periods presented would not have had a material impact on our investments.

As of March 31, 2023, we had $225.0 million of principal outstanding under our Term Loan. Our borrowings under the Term Loan accrue interest at a floating rate which can be, at our option, either (i) an adjusted Term SOFR rate for a specified interest period plus an applicable margin of 7.50% or (ii) a base rate plus an applicable margin of 6.50%. The applicable interest rate was 10.03%. An increase of 100 basis points in the applicable interest rate would increase our annual interest expense by approximately $2.3 million. A decrease of 100 basis points in the applicable interest rate would decrease our annual interest expense by approximately $2.3 million.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective as of March 31, 2023.

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
A substantial majority of the transactions enabled through our platform and title orders processed relate to mortgage loans and refinances, and our financial prospects depend significantly on the financial services industry ecosystem. Recently, there has been significant volatility and instability among banks and financial institutions. For example since March 2023, Silicon Valley Bank (“SVB”), Signature Bank, Silvergate Capital Corp. and First Republic Bank have each gone into receivership and Credit Suisse Group AG was acquired to prevent its failure. These events, and others have resulted in significant uncertainty, including concerns about systemic risks and we cannot predict the short term or long term impacts on the financial services industry. To the extent our financial services customers or potential customers fail or experience downturns due to challenges in the general macroeconomic environment or adverse conditions in the financial or credit markets, these firms may decrease the amount of money they spend with us, or stop spending with us entirely. In addition, increased competition to financial services firms from challenger banks and technology disruptors as well as decreases in consumer demand in the financial services industry in general could adversely affect the demand for our product and, in turn, the number of customers and their consumers using our platform. The mortgage market is heavily influenced by government policies and overall economic conditions. The real estate environment, including interest rates and the general economic environment, typically impacts demand for mortgage and mortgage-related products. An increase in interest rates due to efforts by the Federal Reserve to manage rising inflation, combined with ongoing supply constraints, resulted in a decline in mortgage origination activity in 2022, which has persisted in 2023 and could bring further reductions in future periods. In their latest published update, the Mortgage Bankers Association indicated that overall mortgage originations, including refinancing loans, are expected to further decline in 2023. As a large portion of our revenue is driven by mortgage and mortgage-related transaction volumes, declines in mortgage origination volumes have had and are likely to continue to have adverse effects on our business. The number of mortgage loans and refinances has been and may continue to be affected by negative trends in the general economy in the United States and abroad, including conditions resulting from changes in gross domestic product, financial and credit market fluctuations, the potential recessionary environment and macroeconomic uncertainty, increased interest rates, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, increased unemployment, political turmoil, pandemics, natural catastrophes, warfare, such as the current war in Ukraine and the potential effects of sanctions, and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, and any such decrease in mortgage origination volumes is likely to have an adverse impact on our business.
Increases in market interest rates have, and will likely continue to, adversely affect our business, financial condition, and results of operations.
Increasing interest rates have adversely impacted the spending levels of consumers and their ability and willingness to borrow money. In most cases, higher interest rates have led to higher loan rates charged to consumers, which has adversely affected the ability of our customers to generate volume and in turn, the number of transactions enabled through our platform and thus our ability to generate revenue from such transactions. The U.S. Federal Reserve raised the federal funds interest rates an aggregate of 4.25% over the course of 2022. The U.S. Federal Reserve further raised the federal funds interest rate in 2023 for an aggregate of 0.75%. As a result of interest rate increases, consumers and financial services firms may be less inclined to borrow money for mortgages, or to refinance existing mortgages, which may result in less engagement with our platform and/or our services. We have experienced, and may continue to experience, a reduction in the volume of transactions enabled through our platform and the value of title orders processed. In addition, revenue generated from such transactions may decline faster than our ability to reduce expenses, and such declines have and may continue to adversely affect our business, financial condition, and results of operations.
Unfavorable conditions in our industry or the global economy or reductions in technology spending could limit our ability to grow our business and adversely affect our financial condition and results of operations.
Our results of operations may vary based on the impact of changes in our industry or the U.S. economy on us or our customers. Our revenue growth and potential profitability depend on demand for our solutions. Economic uncertainties have and could continue to adversely affect our business and results of operations. Negative conditions in the general economy in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, the potential recessionary environment and macroeconomic uncertainty, increased interest rates, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, increased unemployment, political turmoil, pandemics, natural catastrophes, warfare, such as the current war in Ukraine and the potential effects of sanctions, and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, has caused and could further cause a decrease in lending activity and business investments, including spending on technology, and as a result, negatively affect the growth of our business. To the extent our solutions are perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general technology spending. Also, competitors, some of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be adversely affected.

We have a history of net losses, and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses in each period since our inception in 2012, and we may not be able to achieve or maintain profitability in the future. We incurred a net loss of $720.2 million and $169.9 million in the years ended December 31, 2022 and 2021, respectively, and as of December 31, 2022 and December 31, 2021, we had an accumulated deficit of $1,162.9 million and $442.8 million, respectively. We expect our losses to continue as we expect to incur significant costs and invest significant additional funds towards sustaining and growing our business and operating as a public company. We have expended and expect to continue to expend substantial financial and other resources on product development, including investments in our product, engineering, and design teams and the development of new products and new functionality for our existing products and our platform; our technology infrastructure, including systems architecture, management tools, scalability, availability, performance, and security, as well as disaster recovery measures; our sales, marketing, and customer success organizations; acquisitions or strategic investments; and general administration, including legal and accounting expenses. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. In addition, we expect to incur certain additional charges in the upcoming months in connection with our workforce reduction plans, including cash expenditures for employee benefits, severance payments, payroll taxes and related facilitation costs, as well as stock-based compensation. We may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of our workforce reduction plans, and there can be no assurance that we will be able achieve our projected cost savings in connection with any workforce reduction plans or related initiatives. In addition, failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flows on a consistent basis. In light of increasing interest rates and other factors, the volume of transactions enabled through our platform and, as a result, revenue generated from such transactions, may decline faster than our ability to reduce expenses. Additionally, in an inflationary environment, our costs may increase, and we may not be able to increase the pricing of our products accordingly, which could adversely impact our financial performance. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
A large percentage of our revenue is concentrated with a small number of key customers, and if our relationships with any of these key customers were to be terminated or the level of business with them significantly reduced over time, our business, financial condition, results of operations, and future prospects would be adversely affected.
Historically, certain of our customers have accounted for a significant portion of our revenue. In January 2023, we changed our reporting segments to align with a change in how our chief operating decision maker reviews financial information in order to allocate resources and assess performance. As a result of this change, revenue from our software-enabled title solution is presented within the Title segment, resulting in a decrease in revenue within the Blend Platform segment. For 2022, our top five customers in the Blend Platform segment accounted for 29.8% of the segment revenue, and as of December 31, 2022, we had 20 customers in the Blend Platform segment generating more than $1 million in annual revenue, which represented 54.0% of the segment revenue in 2022. Additionally, we rely on certain of our customers, including Mr. Cooper, for a significant portion of our title transaction volumes. For example, for 2022, our top five customers in the Title segment accounted for 79.7% of the segment revenue, with Mr. Cooper accounting for 57.0% of the segment revenue. As of December 31, 2022, we had 12 customers in the Title segment generating more than $1 million in annual revenue, which represented 90.0% of the segment revenue in 2022. We have experienced lower than anticipated title transaction volume since the closing of our Title365 acquisition and may experience further reductions in the future. Reductions in title transaction volume from any such customers, or a deterioration in our relationship with any such customers, could have a significant impact on our title business. The concentration of a significant portion of our business and transaction volume with a limited number of customers, or type of customer or industry, exposes us disproportionately to any of those customers choosing to no longer partner with us or choosing to partner with a competitor, to the economic performance or market share of those customers or industry, including as a result of challenger banks or technology disruptors, or to any events, circumstances, or risks affecting such customers or industry. Additionally, because we do not have long-term contractual financial commitments with many of our customers, a material modification in the financial operations of a key customer could affect our transaction volume with that customer and therefore our revenue growth. If we are unable to continue to increase the number of other customers on our platform or if any of our key customers were to suspend, limit, or cease their operations or otherwise terminate their relationship with us or lose market share, our business, financial condition, and results of operations would be adversely affected.
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
We grew rapidly over the last several years, and in recent periods, our growth rate has declined primarily due to macroeconomic factors, including an unfavorable interest rate environment, decreased housing affordability, and uncertain worldwide political and economic conditions in 2022 that have persisted into 2023. Our historical revenue growth rate and financial performance may not be indicative of our future performance. In 2022 and 2021, our Blend Platform segment revenue was $121.4 million and $134.2 million, respectively, representing a 10% year-over-year decline. We believe that future growth of our revenue depends on a number of factors, including our ability to price our products and services effectively so that we are able to attract and retain customers without compromising our profitability, attract new customers, increase our existing customers’ use of our solutions, provide our customers with excellent support, and successfully identify and acquire or invest in businesses, products, or technology that we believe could complement or expand our solutions. However, we are also impacted by macroeconomic factors over which we have no control, which have adversely impacted our business in recent periods.

You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods, and we expect it to continue to fluctuate over future periods. Our revenue growth rate may decline in future periods as the size of our business grows and as we achieve higher market adoption rates, or for a number of other possible reasons, including macroeconomic conditions, reduced demand for our products and services, insufficient growth in the number of financial services firms that utilize our products and services or the lack of expansion of products and services within our existing customer base, transaction volume and mix, particularly with our significant customers, increased competition, a decrease in the growth or reduction in size of our overall market, unintended consequences from our workforce reduction plans or related initiatives that impact our business, or if we fail for any reason to capitalize on growth opportunities and the maturation of our business, among others. We also expect to continue to make investments in the development and expansion of our business, which may not result in increased revenue or growth. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.
We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
We were founded in 2012 and have previously experienced periods of rapid growth, but due primarily to macroeconomic factors, including an unfavorable interest rate environment, decreased housing affordability, and uncertain worldwide political and economic conditions, our growth rate declined in recent periods. Our limited operating history may make it difficult to make accurate predictions about our future performance. Assessing our business and future prospects may also be difficult because of the risks and difficulties we face. These risks and difficulties include our ability to:
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

In particular, the ongoing integration of Title365 into our existing operations has resulted in greater than anticipated costs and management attention. We may not be able to integrate Title365 into our existing operations in a timely manner or at all, and as such, we have not and may not be able to achieve the anticipated benefits of our acquisition of Title365, including cost savings and other synergies and growth opportunities. Failure to realize the full extent of the anticipated benefits of our acquisition of Title365, as well as any delays encountered in the integration process, has and could continue to have an adverse effect on our revenue, level of expenses, and results of operations. In addition, the integration process has resulted in and could in the future result in the loss of key employees, errors or delays in the implementation of shared services, the disruption of our ongoing business, or inconsistencies in standards, controls, procedures, and policies that may adversely affect our ability to maintain relationships with other employees and customers or to achieve the anticipated benefits of our acquisition of Title365.

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

For example, due to a continued decline in economic and market conditions, including a decline in our market capitalization, and current and projected declines in the operating results of the Title reporting unit, we determined that factors existed which triggered a goodwill impairment review under U.S. GAAP as of June 30, 2022. As such, we performed an interim quantitative impairment analysis and as a result of our assessment, we determined the carrying amounts of certain impacted assets are not recoverable. Based on this analysis, we recorded an impairment charge comprised of a $240.1 million write-down of goodwill and a $151.7 million write-down of customer relationship intangible assets. Subsequently, based on further deterioration in the market conditions in the third quarter of 2022, such as continued increases in interest rates, we determined that triggering events existed as of September 30, 2022, and performed another interim quantitative impairment analysis. Based on this analysis, we recorded an impairment charge comprised of a $47.1 million write-down of goodwill and a $10.7 million write-down of the customer relationship intangible asset, resulting in the full write-off of the goodwill and customer relationship intangible assets.
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

Our credit facility is subject to a floating rate of SOFR plus a margin, and as a result, we have exposure to interest rate risk. In 2022, the U.S. Federal Reserve raised the federal funds interest rates an aggregate of 4.25%. The U.S. Federal Reserve further raised the federal funds interest rate in January 2023 for a 0.25% increase, in March 2023 for another 0.25% increase, and again in May 2023 for another 0.25% increase and indicated that it may raise that interest rate again in the future. Though we have met our debt service obligations under the credit facility, increases in interest rates increase our cost of borrowing and potentially make it more difficult to refinance our existing indebtedness, if necessary.

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
•perceptions about our liquidity or financial strength;
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
In the past, we have experienced periods of rapid growth in our customers, and our operations, and we expect to experience growth in the future. We also experienced significant growth in employee headcount for several years in the past both at our San Francisco headquarters and through remote work arrangements. Our growth has placed, and may continue to place, substantial demands on management and our operational and financial infrastructure. However, from time to time, we have undertaken restructuring actions to better align our financial model and our business. For example, we have undertaken workforce reduction plans to reduce operating expenses and adjust cash flows in light of the ongoing macroeconomic environment and its impact on our business. We may need to take additional restructuring actions in the future to align our business with the market. Steps we take to manage our business operations, including reductions in operating expense and restructurings may adversely impact our business. Steps we take to manage our business operations and future growth may adversely affect our reputation and brand, our ability to recruit, retain and motivate highly skilled personnel.

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
Our future success will depend in part on the continued service of our founders, senior management team, key technical employees, and other highly skilled employees, including Nima Ghamsari, Head of Blend, Co-Founder, and Chair of our board of directors, and on our ability to continue to identify, hire, develop, motivate, and retain talented employees. We may not be able to retain the services of any of our employees or other members of senior management in the future. Also, all of our U.S.-based employees, including our senior management team and Mr. Ghamsari, work for us on an at-will basis, and there is no assurance that any such employee will remain with us. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. If we are unable to attract and retain the necessary employees, particularly in critical areas of our business, we may not achieve our strategic goals. Moreover, the implementation of our workforce reduction plans or related initiatives may have adverse consequences on our employee morale, our culture, and our ability to attract and retain employees. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team fails to work together effectively and to execute its plans and strategies, our business, financial condition, and results of operations could be adversely affected.

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
•public health concerns or emergencies, such as the COVID-19 pandemic and other highly communicable diseases or viruses, outbreaks of which have from time to time occurred, and which may occur, in various parts of the world in which we operate or may operate in the future; and
•limitations on the repatriation and investment of funds as well as foreign currency exchange restrictions.

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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the rules and regulations of the applicable listing standards of the New York Stock Exchange. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our systems, processes, and personnel.

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

Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange. As a public company, we are required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act.

We are required to provide an annual management report. However, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an emerging growth company as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our Class A common stock.
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

Additionally, U.S. GAAP is subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions completed before the announcement of a change. It is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could adversely affect our reported results of operations.
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
Our investment portfolio may become impaired by conditions in the financial markets and failures at financial institutions at which we deposit funds or maintain investments could adversely affect us.
We deposit substantial funds in financial institutions and may, from time to time, maintain cash balances at such financial institutions in excess of the Federal Deposit Insurance Corporation Limit. These funds include amounts in our operating accounts, which are held primarily at three financial institutions and used for our day-to-day business operations. We also hold investments and settled funds in accounts held at financial institutions acting as brokers or custodians. Our investment portfolio generally consists of money market funds, U.S. treasury and agency securities, commercial paper, and corporate debt securities. The investments in our portfolio are subject to our investment policy, which focuses on the preservation of capital, fulfillment or our liquidity needs, and maximization of investment performance within the parameters set forth in our investment policy and subject to market conditions. The investment policy sets forth credit rating minimums, permissible allocations, and limits our exposure to specific investment types. However, these investments are subject to general credit, liquidity, market, and interest rate risks and in particular, volatility in the global financial markets or in specific segments of those markets can negatively impact the value of our investments and adversely affect our financial condition, cash flows and results of operations. In addition, we deposit certain funds owned by third parties, such as escrow deposits, in financial institutions. Recently, there has been significant volatility and instability among banks and financial institutions. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver, and for a period of time, customers of the bank did not have access to their funds and there was uncertainty as to when, if at all, customers would have access to funds in excess of the FDIC insured amounts. Should one or more of the financial institutions at which deposits are maintained fail, there is no guarantee as to the extent that we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise, or the timing of any recovery. In the event of any such failure, we also could be held liable for the funds owned by third parties. Further, certain of our investments and settled funds are held at financial institutions. Should one or more of the financial institutions acting as brokers or custodians for our investments and settled funds fail, there may be a delay or some uncertainty in our ability to take possession of, or fully recover, all of our investments or settled funds.
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
•Fair Housing Act (“FHA”), which prohibits discrimination in housing on the basis of race, sex, national origin, and certain other characteristics;
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

Furthermore, federal and state officials are discussing various potential changes to laws and regulations that could impact us, including the reform of government-sponsored enterprises such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and additional data privacy laws and regulations, among others. Changes in these areas, generally in the regulatory environment in which we operate and our customers operate, could adversely impact the volume of mortgage originations in the United States and our competitive position and results of operations.

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
We, and our partners, vendors, and other service providers, receive, collect, use, disclose, share, transfer, transmit, process, and store a large volume of personal information and other sensitive data relating to individuals, such as consumers and our employees. Our collection, use, receipt, and other processing of data in our business subjects us to numerous state, federal, and foreign laws and regulations, addressing privacy, information security, data protection, and the collection, storing, sharing, use, transfer, disclosure, protection, and processing of certain types of data. Such regulations include, for example, the GLBA, Children’s Online Privacy Protection Act, Personal Information Protection and Electronic Documents Act, CAN-SPAM, Canada’s Anti-Spam Law, TCPA, FCRA, FTC Act, California Consumer Privacy Act (“CCPA”) and The California Privacy Rights Act (the “CPRA”). These laws, rules, and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation, and changes in interpretation or enforcement, and may be inconsistent from one jurisdiction to another.

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

As another example, the CCPA went into effect on January 1, 2020, and, among other things, requires new disclosures to California consumers and affords such consumers new data privacy rights, including, among other things, the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to opt out of certain sales of personal information. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties of up to $7,500 per violation. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. Additionally, a new privacy law, the CPRA, was approved by California voters in the November 3, 2020 election, and significantly modifies the CCPA, including expanding California consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. The CPRA created obligations relating to consumer data beginning on January 1, 2022 and enforcement of the law begins on July 1, 2023. Implementing regulations have been proposed but not finalized. Some observers have noted the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could also increase our potential liability and adversely affect our business. For example, the CCPA has encouraged “copycat” or other similar laws to be considered and proposed in other states across the country. Laws similar to the CCPA and CPRA have been enacted in Virginia (the Virginia Consumer Data Protection Act (“VCDPA”), which went into effect on January 1, 2023), Colorado (the Colorado Privacy Act (“CPA”), which goes into effect on July 1, 2023), Utah (the Utah Consumer Privacy Act (“UCPA”), which goes into effect on December 31, 2023) and Connecticut (the Connecticut Data Privacy Act (“CDPA”), which goes into effect on July 1, 2023). The California Age-Appropriate Design Code Act (CAADCA), which expands the CPRA for businesses with websites that are likely to be accessed by children, was signed into law on September 15, 2022 and goes into effect on July 1, 2024.

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

As our business grows, we may become subject to privacy, data protection, and information security laws from other jurisdictions outside of the United States, potentially including the General Data Protection Regulation (“GDPR”). The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of European persons. Among other things, the GDPR imposes requirements regarding the security of personal data and notification of data processing obligations to competent national data processing authorities, provides for lawful bases on which personal data can be processed, provides for an expansive definition of personal data and requires changes to informed consent practices. In addition, the GDPR provides for heightened scrutiny of transfers of personal data from the European Economic Area (“EEA”), to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, and imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of an enterprise’s consolidated annual worldwide gross revenue). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations. Further, the United Kingdom has implemented legislation that substantially implements the GDPR in the United Kingdom, which legislation provides for penalties for violations of up to the greater of 17.5 million British pounds or 4% of an enterprise’s consolidated annual worldwide gross revenue. If we expand our business into the EEA and/or the United Kingdom, we will need to comply with the GDPR and data protection laws of the United Kingdom. This will involve significant resources and expense and may also impair our ability to offer our existing or planned features, products and services and/or increase our cost of doing business.

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
We are subject to the U.S. Foreign Corrupt Practices Act of 1977 (as amended, the “FCPA”), and other anti-corruption, and anti-bribery laws in the jurisdictions in which we do business, both domestic and abroad. These laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person, or gain any improper advantage. The FCPA and other applicable anti-bribery and anti-corruption laws also may hold us liable for acts of corruption and bribery committed by our partners, representatives, and agents who are acting on our behalf. We and our partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these partners and intermediaries and our employees, representatives, contractors, and agents, even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible, and our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.

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
The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. For example, provisions enacted in the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), related to the capitalization for tax purposes of research and experimental (“R&E expenditures”), became effective on January 1, 2022. Beginning January 1, 2022, all U.S. and non-U.S. based R&E expenditures must be capitalized and amortized over five and fifteen years, respectively. Additionally, on August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”), was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income, effective for tax years beginning after December 31, 2022, and a 1% excise tax on share repurchases occurring after December 31, 2022. Given its recent pronouncement, it is unclear at this time what, if any, impact the IRA will have on our company's tax rate and financial results. We will continue to evaluate the IRA’s impact (if any) as further information becomes available. As we expand the scale of our business activities, any changes in the U.S. and international taxation of such activities may increase our effective tax rate and harm our business, financial condition, and results of operations.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2022, we had net operating loss carryforwards (“NOLs”), for federal and state income tax purposes of approximately $479.7 million and $546.1 million, respectively, available to reduce future taxable income. The federal net operating losses generated before 2018 will begin to expire in 2032. The federal net operating losses generated in and after 2018 may be carried forward indefinitely. The expiration of state NOL carryforwards vary by state and begin to expire in 2025. Further, as of December 31, 2022, we had research and development tax credits carryforwards for federal and state income tax purposes of approximately $16.3 million and $11.1 million, respectively, available to reduce future tax liabilities. Federal research and development tax credits will begin to expire in 2033 and the state research and development tax credits can be carried forward indefinitely. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 and Section 383 of the Internal Revenue Code of 1986 (as amended, the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including research and development tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to annual limitations as a result of ownership changes that may occur in the future (which may be outside our control).

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
We currently host our platform and support our operations using data centers provided by Amazon Web Services (“AWS”), a third-party provider of cloud infrastructure services. We do not have control over the operations of the facilities of AWS that we use. AWS’ facilities are vulnerable to damage or interruption from natural disasters, cyberattacks, terrorist attacks, power outages, infrastructure changes, human error, disruptions in telecommunications services, fraud, military or political conflicts, computer viruses, ransomware, malware, and similar events or acts of misconduct. Our platform’s continuing and uninterrupted performance is critical to our success. We have experienced, and expect that in the future we will experience interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. In addition, any changes in AWS’ service levels may adversely affect our ability to meet the requirements of users on our platform. Since our platform’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our platform. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand and the usage of our platform increases. Any negative publicity arising from these disruptions and any of the above circumstances or events may harm our reputation and brand, reduce the availability or usage of our platform, lead to a significant short-term loss of revenue, increase our costs, and impair our ability to attract new users, any of which could adversely affect our business, financial condition, and results of operations.

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
Our Class A common stock has one vote per share, our Class B common stock has 40 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of December 31, 2022, Nima Ghamsari, Head of Blend, Co-Founder, and Chair of our board of directors, beneficially owns all of the issued and outstanding shares of our Class B common stock. As of March 31, 2023, the shares beneficially owned by Mr. Ghamsari represented approximately 64% of the total voting power of our outstanding capital stock, which voting power may increase over time as Mr. Ghamsari exercises equity awards and exchanges them for our Class B common stock under the Equity Exchange Agreement. If all such equity awards held by Mr. Ghamsari (including the Co-Founder and Head of Blend Long-Term Performance Award) had been exercised for cash as of March 31, 2023, Mr. Ghamsari would hold approximately 87% of the voting power of our outstanding capital stock. As a result, for the foreseeable future, Mr. Ghamsari will be able to control matters requiring approval by our stockholders, including the election of members of our board of directors, the adoption of amendments to our Amended and Restated Certificate of Incorporation and amended and restated bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Mr. Ghamsari may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interest. The concentration of control will limit or preclude your ability to influence corporate matters for the foreseeable future and could have the effect of delaying, preventing, or deterring a change in control of our company, could deprive you and other holders of Class A common stock of an opportunity to receive a premium for your Class A common stock as part of a sale of our company and could negatively affect the market price of our Class A common stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

Because of the 40-to-one voting ratio between our Class B and Class A common stock, even if Mr. Ghamsari transfers or sells a significant number of shares of Class A common stock, he will continue to control a significant portion of the voting power of our capital stock based on his current ownership. Future transfers by Mr. Ghamsari and his affiliates of Class B common stock will generally result in those shares converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon (i) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the first date following the completion of our initial public offering (“IPO”), on which the number of shares of our capital stock, including Class A common stock, Class B common stock, and Class C common stock, and any shares of capital stock underlying equity securities or other convertible instruments, held by Mr. Ghamsari and his affiliates is less than 35% of the number of shares of Class B common stock held by Mr. Ghamsari and his affiliates as of immediately following the completion of our IPO, which we sometimes refer to herein as the 35% Ownership Threshold; (ii) 12 months after the death or total disability of Mr. Ghamsari, during which 12-month period the shares of our Class B common stock shall be voted as directed by a person designated by Mr. Ghamsari and approved by our board of directors (or if there is no such person, then our secretary then in office); (iii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date on which Mr. Ghamsari is terminated for cause (as defined in our Amended and Restated Certificate of Incorporation); (iv) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date upon which (A) Mr. Ghamsari is no longer providing services to us as an officer or employee and (B) Mr. Ghamsari is no longer a member of our board of directors, either as a result of Mr. Ghamsari’s voluntary resignation or as a result of a request or agreement by Mr. Ghamsari at a meeting of our stockholders for Mr. Ghamsari not to be renominated as a member of our board of directors; or (v) the 50-year anniversary of the completion of our IPO. We refer to the date on which such final conversion of all outstanding shares of Class B common stock pursuant to the terms of our Amended and Restated Certificate of Incorporation occurs as the Final Conversion Date.

No shares of our Class C common stock, which entitle the holder to zero votes per share (except as otherwise required by law), were issued and outstanding as of December 31, 2022 and we have no current plans to issue shares of Class C common stock. These shares will be available to be used in the future to further strategic initiatives, such as financings or acquisitions, or issue future equity awards to our service providers. Over time the issuance of shares of Class A common stock will result in voting dilution to all of our stockholders and this dilution could eventually result in Mr. Ghamsari and his affiliates holding less than a majority of our total outstanding voting power. Once Mr. Ghamsari and his affiliates own less than a majority of our total outstanding voting power, Mr. Ghamsari would no longer have the unilateral ability to elect all of our directors and to determine the outcome of any matter submitted for a vote of our stockholders. Because the shares of Class C common stock have no voting rights (except as required by law), the issuance of such shares will not result in further voting dilution, which would prolong the voting control of Mr. Ghamsari. Further, the issuance of such shares of Class C common stock to Mr. Ghamsari would also delay the final conversion of all of our outstanding Class B common stock because shares of Class C common stock issued to Mr. Ghamsari would be counted when determining whether the 35% Ownership Threshold has been met. As a result, the issuance of shares of Class C common stock could prolong the duration of Mr. Ghamsari’s control of our voting power and his ability to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders. In addition, we could issue shares of Class C common stock to Mr. Ghamsari and, in that event, he would be able to sell such shares of Class C common stock and achieve liquidity in his holdings without diminishing his voting control. Sales of significant amounts of stock by Mr. Ghamsari or changes in our capital structure, including as a result of the Final Conversion Date, could result in a change of control or cause volatility in our stock price and uncertainty. Any future issuances of shares of Class C common stock will not be subject to approval by our stockholders except as required by the listing standards of the New York Stock Exchange..
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
The trading price of our Class A common stock has been and may continue to be volatile, and you could lose all or part of your investment.
The trading price of our Class A common stock has been and may continue to be volatile and could be subject to fluctuations or declines in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock since you might be unable to sell your shares at or above the price you paid for such shares. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:

•price and volume fluctuations in the overall stock market from time to time;
•volatility in the trading prices and trading volumes of technology stocks;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•sales of shares of our Class A common stock by us or our stockholders, including sales by or on behalf of Nima Ghamsari, Head of Blend, Co-Founder and Chair of our board of directors, to reduce or satisfy the outstanding amounts under his personal loans as required or permitted under his loan documentation with certain lenders (including as a result of foreclosure), under which he has pledged shares of his Class B common stock to secure certain personal indebtedness, or for any other reason;
•changes in our capital structure, including as a result of the Final Conversion Date, which could result in a change of control;
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
•failure to continue to be listed on the New York Stock Exchange (“NYSE”);
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

Our failure to regain and remain in compliance with the continued listing requirements of the NYSE could result in a delisting of our securities, which could limit investors' ability to make transactions in our securities and subject us to additional trading restrictions.
Our Class A common stock is currently listed on the New York Stock Exchange under the trading symbol “BLND.” However, if we fail to regain and remain in compliance with the continued listing requirements of the NYSE, the NYSE may take steps to delist our securities. On April 28, 2023, we received written notice from the NYSE that we are not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Class A common stock was less than $1.00 over a consecutive 30 trading-day period. Pursuant to the NYSE rules, we have six months following receipt of the notification to regain compliance with the minimum share price requirement. In order to regain compliance, on the last trading day in any calendar month during the cure period, the Class A common stock must have a closing price of at least $1.00 per share and an average closing price of at least $1.00 per share over the 30-trading day period ending on the last trading day of such month. We intend to monitor the closing price of the Class A common stock and to consider available alternatives, including, but not limited to, a reverse stock split, subject to stockholder approval, if necessary to cure the stock price non-compliance. While we expect to regain compliance with the NYSE’s listing requirements, there can be no assurance that we will do so. If the NYSE delists our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, it could adversely affect our business, financial condition, and results of operations, and would likely result in some or all of the following:

•a limited availability of market quotations for our Class A common stock;
•reduced liquidity;
•a determination that our Class A common stock is a “penny stock” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our Class A common stock;
•a limited amount of news and analyst coverage for our company; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
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
•until the first date on which the outstanding shares of our Class B common stock represent less than a majority of the total combined voting power of our Class A common stock and our Class B common stock (the “Voting Threshold Date”), our stockholders will only be able to take action by written consent if such action is first recommended or approved by our board of directors, and after the Voting Threshold Date, our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;
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

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Use of Proceeds
On July 20, 2021, we completed our IPO, with a subsequent partial exercise of the underwriters’ option to purchase additional shares. We issued and sold an aggregate of 22,468,111 shares of Class A common stock, par value $0.00001, at an offering price of $18.00 per share. We received aggregate net proceeds of $366.7 million, after deducting underwriters' discounts and commissions of $27.3 million and offering expenses of $10.4 million. There has been no material change in the planned use of the IPO proceeds as described in our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 has been formatted in Inline XBRL.

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

BLEND LABS, INC.

Date:	May 9, 2023	By:	/s/ Nima Ghamsari
Nima Ghamsari
Head of Blend and Co-Founder
(Principal Executive Officer)

Date:	May 9, 2023	By:	/s/ Amir Jafari
Amir Jafari
Head of Finance
(Principal Financial Officer)