Form 10-Q
period 2023-06-30
Blend Labs, Inc.
filed 2023-08-09
CIK 1855747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 28, 2023, there were 235,869,948 shares of the registrant's Class A common stock outstanding, 10,015,734 shares of the registrant's Class B common stock outstanding, and no shares of the registrant's Class C common stock outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blend Labs, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$34,980	$124,199
Marketable securities	230,618	229,948
Trade and other receivables, net of allowance for credit losses of $171 and $436, respectively	21,349	22,718
Prepaid expenses and other current assets	22,423	19,231
Total current assets	309,370	396,096
Property and equipment, net	4,973	5,742
Operating lease right-of-use assets	10,246	11,668
Intangible assets, net	2,119	2,127
Deferred contract costs	2,467	1,691
Restricted cash, non-current	12,315	5,358
Other non-current assets	9,006	10,082
Total assets	$350,496	$432,764
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,149	$1,260
Deferred revenue	11,970	8,695
Accrued compensation	4,741	10,059
Other current liabilities	15,016	15,459
Total current liabilities	34,876	35,473
Operating lease liabilities, non-current	9,236	11,091
Other non-current liabilities	3,515	5,478
Debt, non-current, net	218,240	216,801
Total liabilities	265,867	268,843
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	43,362	40,749
Stockholders’ equity:
Preferred stock, $0.00001 par value: 200,000 shares authorized and no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A, Class B and Class C Common Stock, $0.00001 par value: 3,000,000 (Class A 1,800,000, Class B 600,000, Class C 600,000) shares authorized; 245,775 (Class A 235,606, Class B 10,169, Class C 0) and 240,931 (Class A 230,210, Class B 10,721, Class C 0) shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	1,311,539	1,286,815
Accumulated other comprehensive loss	(689)	(708)
Accumulated deficit	(1,269,585)	(1,162,937)
Total stockholders’ equity	41,267	123,172
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$350,496	$432,764
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Software	$28,115	$31,580	$51,085	$62,184
Professional services	2,216	2,021	3,950	3,993
Title	12,484	31,938	25,116	70,886
Total revenue	42,815	65,539	80,151	137,063
Cost of revenue
Software	5,486	8,676	11,289	17,342
Professional services	2,705	4,552	5,511	8,287
Title	11,131	27,046	24,005	57,300
Total cost of revenue	19,322	40,274	40,805	82,929
Gross profit	23,493	25,265	39,346	54,134
Operating expenses:
Research and development	22,091	35,500	48,348	70,606
Sales and marketing	16,128	22,438	33,696	44,779
General and administrative	19,646	36,472	40,327	73,574
Amortization of acquired intangible assets	—	4,068	—	8,136
Impairment of intangible assets and goodwill	—	391,823	—	391,823
Restructuring	2,349	6,380	15,132	6,380
Total operating expenses	60,214	496,681	137,503	595,298
Loss from operations	(36,721)	(471,416)	(98,157)	(541,164)
Interest expense	(7,947)	(5,726)	(15,516)	(11,284)
Other income (expense), net	3,232	6	6,114	97
Loss before income taxes	(41,436)	(477,136)	(107,559)	(552,351)
Income tax (expense) benefit	(53)	(66)	(124)	2,731
Net loss	(41,489)	(477,202)	(107,683)	(549,620)
Less: Net loss attributable to noncontrolling interest	258	35,831	1,035	36,145
Net loss attributable to Blend Labs, Inc.	(41,231)	(441,371)	(106,648)	(513,475)
Less: Accretion of redeemable noncontrolling interest to redemption value	(1,592)	(37,008)	(3,648)	(38,450)
Net loss attributable to Blend Labs, Inc. common stockholders	$(42,823)	$(478,379)	$(110,296)	$(551,925)

Net loss per share attributable to Blend Labs, Inc. common stockholders:
Basic and diluted	$(0.18)	$(2.06)	$(0.45)	$(2.38)
Weighted average shares used in calculating net loss per share:
Basic and diluted	244,262	232,501	242,861	231,421

Comprehensive loss:
Net loss	$(41,489)	$(477,202)	$(107,683)	$(549,620)
Unrealized (loss) gain on marketable securities	(773)	(502)	48	(2,347)
Foreign currency translation (loss) gain	(11)	77	(29)	105
Comprehensive loss	(42,273)	(477,627)	(107,664)	(551,862)
Less: Comprehensive loss attributable to noncontrolling interest	258	35,831	1,035	36,145
Comprehensive loss attributable to Blend Labs, Inc.	$(42,015)	$(441,796)	$(106,629)	$(515,717)
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity
(In thousands)
(Unaudited)

	Three and Six Months Ended June 30, 2023
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

		Shares	Amount
Balances as of December 31, 2022	$40,749	240,931	$2	$1,286,815	$(708)	$(1,162,937)	$123,172
Issuance of common stock upon exercise of stock options, net of repurchases	—	17	—	134	—	—	134
Vesting of early exercised stock options	—	—	—	758	—	—	758
Vesting of restricted stock units	—	4,228	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	(1,568)	—	(2,440)	—	—	(2,440)
Stock-based compensation	—	—	—	16,392	—	—	16,392
Unrealized gain on investments in marketable securities	—	—	—	—	821	—	821
Foreign currency translation loss	—	—	—	—	(18)	—	(18)
Accretion of redeemable noncontrolling interest to redemption value	2,056	—	—	(2,056)	—	—	(2,056)
Net loss	(777)	—	—	—	—	(65,417)	(65,417)
Balances as of March 31, 2023	$42,028	243,608	$2	$1,299,603	$95	$(1,228,354)	$71,346
Vesting of early exercised stock options	—	—	—	256	—	—	256
Vesting of restricted stock units	—	3,304	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	(1,137)	—	(1,092)	—	—	(1,092)
Stock-based compensation	—	—	—	14,364	—	—	14,364
Unrealized loss on investments in marketable securities	—	—	—	—	(773)	—	(773)
Foreign currency translation loss	—	—	—	—	(11)	—	(11)
Accretion of redeemable noncontrolling interest to redemption value	1,592	—	—	(1,592)	—	—	(1,592)
Net loss	(258)	—	—	—	—	(41,231)	(41,231)
Balances as of June 30, 2023	$43,362	245,775	$2	$1,311,539	$(689)	$(1,269,585)	$41,267
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
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(107,683)	$(549,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	30,756	53,560
Depreciation and amortization	1,256	9,224
Impairment of intangible assets and goodwill	—	391,823
Amortization of deferred contract costs	1,745	2,427
Amortization of debt discount and issuance costs	1,489	1,440
Amortization of operating lease right-of-use assets	1,615	1,636
Release of valuation allowance and change in deferred taxes	—	(2,864)
Other	(3,372)	1,459
Changes in operating assets and liabilities:
Trade and other receivables	1,320	3,739
Prepaid expenses and other assets, current and non-current	(3,911)	7,997
Deferred contract costs, non-current	(776)	1,521
Accounts payable	1,889	(2,858)
Deferred revenue	3,275	3,978
Accrued compensation	(5,318)	(8,564)
Operating lease liabilities	(1,917)	(1,841)
Other liabilities, current and non-current	(1,411)	(5,657)
Net cash used in operating activities	(81,043)	(92,600)
Investing activities
Purchases of marketable securities	(194,957)	(49,755)
Maturities of marketable securities	197,709	61,776
Additions to property, equipment, internal-use software and intangible assets	(474)	(1,164)
Net cash provided by investing activities	2,278	10,857
Financing activities
Proceeds from exercises of stock options, including early exercises, net of repurchases	22	1,630
Taxes paid related to net share settlement of equity awards	(3,532)	—
Payment of initial public offering costs	—	(391)
Net cash (used in) provided by financing activities	(3,510)	1,239
Effect of exchange rates on cash, cash equivalents, and restricted cash	13	105
Net decrease in cash, cash equivalents, and restricted cash	(82,262)	(80,399)
Cash, cash equivalents, and restricted cash at beginning of period	129,557	218,440
Cash, cash equivalents, and restricted cash at end of period	$47,295	$138,041
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$34,980	$132,683
Restricted cash	12,315	5,358
Total cash, cash equivalents, and restricted cash	$47,295	$138,041
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$48	$137
Cash paid for interest	$14,100	$9,669
Supplemental disclosure of non-cash investing and financing activities:
Vesting of early exercised stock options	$1,014	$3,143
Operating lease liabilities arising from obtaining new or modified right-of-use assets	$327	$317
Accretion of redeemable noncontrolling interest to redemption value	$3,648	$38,450

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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022, the unaudited condensed consolidated statements of redeemable noncontrolling interest and stockholders’ equity for the three and six months ended June 30, 2023 and 2022, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 reflect all adjustments that are of a normal, recurring nature and that are considered necessary for a fair statement of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted that would ordinarily be required under U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The accompanying unaudited condensed consolidated financial statements include the accounts of Blend Labs, Inc. and its subsidiaries in which the Company holds a controlling financial interest. On June 30, 2021 we acquired 90.1% ownership of Title365, a leading title insurance agency that offers title, escrow and other trustee services. Noncontrolling interest represents the minority stockholder’s share of the net income or loss and equity in Title365. All intercompany balances and transactions have been eliminated in consolidation.
Segment Information
In March 2023, the Company changed its reporting segments to align with how the Company’s Chief Operating Decision Maker (“CODM”) reviews financial information in order to allocate resources and assess performance. As the result of this change, the Company’s digitally-enabled title component (previously referred to as “software-enabled” title component) was reclassified from the Blend Platform segment to Title segment (previously referred to as “Title365” segment). In addition, the Company revised its revenue disaggregation within the Blend Platform segment. Prior period amounts reported in the unaudited condensed consolidated interim financial statements and notes thereto have been reclassified to conform to current period presentation.
Use of Estimates
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
Risks and Uncertainties
The Company has been and may continue to be affected by various macroeconomic factors, including interest rate environment, housing affordability, and worldwide political and economic conditions. The global financial markets have recently experienced

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, rising interest rates, inflation, increases in unemployment rates and uncertainty about economic stability. The real estate environment, including interest rates and the general economic environment, typically impacts the demand for mortgage and mortgage related products. Recent changes in these areas have impacted the Company’s results of operations. Purchase volume and refinance activity were strong in 2021 and 2020 relative to historical averages over the preceding decade; however, an increase in interest rates due to efforts by the Federal Reserve to manage rising inflation, combined with ongoing supply constraints, resulted in a decline in mortgage origination activity for 2022, which has continued into 2023, and could bring further reductions in future periods.

The Company’s operations are principally funded by available liquidity from cash, cash equivalents and investments. The Company has incurred net losses in each period since inception, and its limited operating history in an evolving industry makes it difficult to accurately forecast the impact of macroeconomic or other external factors on its business and may increase the risk that the Company may not be able to achieve or maintain profitability in the future, or otherwise suffers adverse impacts on its operational and financial results.
2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to these policies during the three and six months ended June 30, 2023.
Cash and Cash Equivalents
The Company places its cash with high credit quality and federally insured institutions. Cash with any one institution may be in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes the exposure to credit risk is not significant. The Company considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents. As of June 30, 2023 and December 31, 2022, cash and cash equivalents consisted of cash, money market accounts, and highly liquid investments with original maturities less than 90 days. The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents approximate fair value due to the short-term nature of the investments.
Restricted Cash
The Company has classified cash that is not available for use in its operations as restricted cash. Restricted cash consists primarily of collateral for letters of credit related to security deposits for the Company’s office facility lease arrangements. As of June 30, 2023 and December 31, 2022, the Company had restricted cash of $12.3 million and $5.4 million, respectively, all of which was classified as non-current.
Trade and Other Receivables and Credit Loss Reserves
The Company reports trade and other receivables net of the allowance for credit losses, in accordance with Accounting Standards Codification (“ASC”) 326, Financial Instruments—Credit Losses. ASC 326 requires an entity to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The Company’s estimate of expected credit losses is determined based on expected lifetime loss rates calculated from historical data and adjusted for the impact of current and future conditions, such as the age of outstanding receivables, historical payment patterns, any known or expected changes to the customers’ ability to fulfill their payment obligations, or assessment of broader economic conditions that may impact the customers’ ability to pay the outstanding balances. As of June 30, 2023 and December 31, 2022, the reserve for expected credit losses was $0.2 million and $0.4 million, respectively. The provision for expected credit losses and the uncollectible portion of the receivables written off against reserve for expected credit losses were not material for the three and six months ended June 30, 2023 and 2022.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities, and trade accounts receivable. The Company maintains its cash equivalents primarily in money market funds and highly liquid investments. As of June 30, 2023, cash and cash equivalents of $35.0 million include $1.7 million cash held in a foreign jurisdiction. As of December 31, 2022, cash and cash equivalents of $124.2 million include $1.3 million of cash held in a foreign jurisdiction. Under its investment policy, the Company limits amounts invested in marketable securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the United States government. The Company is not exposed to any significant concentrations of credit risk from these financial instruments. The goals of the Company’s investment policy, in order of priority, are safety and preservation of principal and liquidity of investments sufficient to meet cash flow requirements. Collateral is not required for trade accounts receivable.

Title365 has agreements with insurance underwriters authorizing the Company to issue title insurance policies on behalf of the insurance underwriters. The policies are underwritten by two title insurance companies, which accounted for approximately 71% and 29% during the six months ended June 30, 2023, and 56% and 44% during the six months ended June 30, 2022, respectively, of title policy fees earned during the period.

The following customer, which generates revenue in both Blend Platform and Title segments, comprised 10% or more of the Company’s revenue for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2023	2022	2023	2022
A	18%	30%	18%	33%

The following customers comprised 10% or more of the Company’s trade and unbilled receivables:

Customer	June 30, 2023	December 31, 2022
A	11%	12%
B	12%	10%
Redeemable Noncontrolling Interest
The Company’s 90.1% ownership of Title365 results in recognition of 9.9% noncontrolling interest, which represents the minority stockholder’s share of the net income and equity in Title365. The Title365 stockholders agreement includes a provision whereby the Company has a call option to purchase the 9.9% noncontrolling interest at a purchase price equal to the greater of (1) $49.5 million plus an amount of interest calculated using an interest rate of 5.0% per annum compounding annually; or (2) 4.4 multiplied by the trailing 12-month EBITDA multiplied by the noncontrolling interest ownership percentage (the “Title365 Call Option”). The Title365 Call Option is exercisable beginning 2 years following the acquisition closing date. The noncontrolling interest holder also holds an option to compel the Company to purchase the remaining 9.9% noncontrolling interest at a price calculated in the same manner as the Title365 Call Option (the “Title365 Put Option”). The Title365 Put Option is exercisable beginning 5 years following the acquisition closing date. Neither the Title365 Call Option nor the Title365 Put Option have an expiration date. As the Title365 Put Option is not solely within the Company’s control, the Company classified this interest as redeemable noncontrolling interest (“RNCI”) within the mezzanine equity section of the unaudited condensed consolidated balance sheets. The RNCI is accreted to the redemption value under the interest method from the acquisition date through the date the Title365 Put Option becomes exercisable. At each balance sheet date, the RNCI is reported at the greater of the initial carrying amount adjusted for the RNCI's share of earnings or losses and other comprehensive income or loss, or its accreted redemption value. The changes in the redemption amount are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. For each reporting period, the entire periodic change in the redemption amount is reflected in the computation of net loss per share under the two-class method as being akin to a dividend. As of June 30, 2023 and December 31, 2022, the redemption amount of the Title365 Put Option as if it was currently redeemable was $54.5 million and $53.2 million, respectively.

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
3. Revenue Recognition and Contract Costs
Disaggregation of Revenue
The following table provides information about disaggregated revenue by service offering:

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Blend Platform revenue:
Mortgage Suite	$22,271	$26,976	$40,066	$53,729
Consumer Banking Suite	5,844	4,604	11,019	8,455
Total Software revenue	28,115	31,580	51,085	62,184
Professional services	2,216	2,021	3,950	3,993
Total Blend Platform revenue	30,331	33,601	55,035	66,177
Title revenue:
Traditional	9,313	31,861	18,791	70,592
Digitally-enabled	3,171	77	6,325	294
Total Title revenue	12,484	31,938	25,116	70,886
Total revenue	$42,815	$65,539	$80,151	$137,063

In the first quarter of 2023, the Company recast its revenue disaggregation to align with the change in how the Company’s CODM reviews financial information. This change was driven by the introduction of Composable Origination, which gives customers the ability to build custom solutions using the Blend Builder Platform (a software platform within the Blend Platform segment), or configure workflows with pre-built solutions such as Instant Home Equity, Deposit Accounts, Credit Cards, and others.

Within the new disaggregation, Mortgage Suite revenue represents revenue related to mortgage transactions processed through the Company’s software platform, ancillary product revenue (income verification and close products), and marketplace revenue (property and casualty insurance and realty products). Consumer Banking Suite revenue represents revenue related to the Company’s consumer banking products including personal loans, credit cards, deposit accounts, and home equity. Professional Services revenue represents revenue related to the deployment of the Company’s software platform, client support and consulting services. Title revenue represents revenue related to title (traditional and digitally-enabled), escrow and other closing and settlement services provided by the Title segment. Prior period amounts have been reclassified to conform to current period presentation.
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

Contract Accounts	Balance Sheet Line Reference	June 30, 2023	December 31, 2022
		(In thousands)
Contract assets—current	Prepaid expenses and other current assets	$306	$1,252
Contract liabilities—current	Deferred revenue, current	$(11,970)	$(8,695)

There were no long-term contract assets or deferred revenue as of June 30, 2023 and December 31, 2022.

During the three months ended June 30, 2023 and 2022, the Company recognized $4.9 million and $7.0 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods. During the six months ended June 30, 2023 and 2022, the Company recognized $6.1 million and $6.0 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the three and six months ended June 30, 2023, the Company recognized approximately $0.8 million and $1.7 million of revenue related to performance obligations satisfied in previous periods. During the three and six months ended June 30, 2022, the Company reversed approximately $0.7 million and $0.9 million of revenue related to performance obligations satisfied in previous periods. The revenue recognized or reversed from performance obligations satisfied in the prior periods primarily related to changes in the transaction price, including changes in the estimate of variable consideration.
Remaining Performance Obligations
As of June 30, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations was $53.2 million. These remaining performance obligations do not include estimates of variable consideration associated with usage-based contracts with termination rights and professional services, except for prepaid client support. The expected timing of recognizing revenue for the transaction price allocated to the remaining performance obligations as of June 30, 2023 was as follows:

(In thousands)
Within one year	$29,355
More than one year	23,839
Total transaction price allocated to the remaining performance obligations	$53,194
Deferred Contract Costs
As of June 30, 2023 and December 31, 2022, total unamortized deferred contract costs were $4.2 million and $5.2 million, respectively, of which $1.7 million and $3.5 million was recorded within prepaid expenses and other current assets and $2.5 million and $1.7 million was recorded within deferred contract costs, non-current, on the unaudited condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.

The amortization of deferred contract costs was $0.7 million and $1.2 million for the three months ended June 30, 2023 and 2022, respectively, and $1.7 million and $2.4 million for the six months ended June 30, 2023 and 2022, respectively, and is included in sales and marketing expense in the accompanying unaudited condensed consolidated statements of operations.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Investments and Fair Value Measurements
The carrying amount, unrealized gain and loss, and fair value of investments by major security type were as follows:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$23,275	$—	$—	$23,275	Level 1
Commercial paper	—	—	—	—	Level 2
U.S. treasury and agency securities	—	—	—	—	Level 2
Total cash equivalents	23,275	—	—	23,275
Marketable securities:
U.S. treasury and agency securities	137,529	—	(516)	137,013	Level 2
Commercial paper	25,496	—	—	25,496	Level 2
Debt securities	68,479	4	(374)	68,109	Level 2
Total marketable securities	231,504	4	(890)	230,618
Restricted cash, non-current:
Certificates of deposit	2,270	—	—	2,270	Level 2
Total	$257,049	$4	$(890)	$256,163

	December 31, 2022
	Amortized Cost	Gross Unrealized Loss	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$26,389	$—	$26,389	Level 1
Commercial paper	29,242	—	29,242	Level 2
U.S. treasury and agency securities	12,163	—	12,163	Level 2
Total cash equivalents	67,794	—	67,794
Marketable securities:
U.S. treasury and agency securities	197,734	(918)	196,816	Level 2
Commercial paper	23,686	—	23,686	Level 2
Debt securities	4,462	(16)	4,446	Level 2
Total marketable securities	225,882	(934)	224,948
Other investments:
Certificates of deposit	5,000	—	5,000	Level 2
Restricted cash, non-current:
Certificates of deposit	335	—	335	Level 2
Total	$299,011	$(934)	$298,077

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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the stated maturities of the Company’s marketable securities:

	June 30, 2023	December 31, 2022
	(In thousands)
Due within one year	$184,275	$201,921
Due after one year through two years	46,343	28,027
Total marketable securities	$230,618	$229,948

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

The Company does not have an intent to sell any of these securities prior to maturity and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date. Accordingly, as of June 30, 2023, the Company believes that the unrealized losses are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no impairment losses have been recognized in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022. As of June 30, 2023 and December 31, 2022, the number of investment positions that are in an unrealized loss position were 66 and 38, respectively. As of June 30, 2023 and December 31, 2022, the Company had no securities that have been in a continuous unrealized loss position for twelve months or greater. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

The Company recognized interest income from its investment portfolio of $3.2 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively and $6.1 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively. Accrued interest receivable related to marketable securities was $1.0 million and $0.9 million, as of June 30, 2023 and December 31, 2022, respectively, and is presented within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. The Company does not measure an allowance for credit losses on accrued interest receivable and recognizes interest receivable write offs as a reversal of interest income. No accrued interest was written off during the three and six months ended June 30, 2023 and 2022.
5. Intangible Assets
Intangible assets consisted of the following:

	June 30, 2023
	Weighted Average Remaining Amortization	Gross Amount	Accumulated Amortization	Net Book Value
	(In years)	(In thousands)
Intangible assets subject to amortization:
Domain name	8.2	$210	$(91)	$119
Indefinite-lived intangible assets:
Acquired licenses		2,000	—	2,000
Total intangible assets, net		$2,210	$(91)	$2,119

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

Amortization of intangible assets for the three and six months ended June 30, 2023 was immaterial. Amortization of intangible assets for the three and six months ended June 30, 2022 was $4.0 million and $8.1 million, respectively.
6. Significant Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Contract assets	$306	$1,252
Deferred contract costs	1,699	3,518
Prepaid software	4,630	5,472
Prepaid insurance	2,001	3,646
Prepaid other	8,856	2,184
Recording fee advances	501	857
Other current assets	4,430	2,302
Total prepaid expenses and other current assets	$22,423	$19,231

Recording fee advances represent amounts advanced on behalf of customers in the Title segment associated with the recording of mortgage documents. These amounts are primarily recouped within 30 days from funds in the escrow accounts the Company administers.
Property and Equipment, Net
Property and equipment, net, consisted of the following:

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	June 30, 2023	December 31, 2022
	(In thousands)
Computer and software	$6,295	$5,843
Furniture and fixtures	1,816	1,886
Leasehold improvements	4,894	4,884
Total property and equipment, gross	13,005	12,613
Accumulated depreciation and amortization	(8,032)	(6,871)
Total property and equipment, net	$4,973	$5,742

Depreciation expense for the three months ended June 30, 2023 and 2022 was $0.6 million. Depreciation expense for the six months ended June 30, 2023 and 2022 was $1.3 million and $1.1 million, respectively.
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
Investments in Non-Marketable Equity Securities
The Company holds an equity investment in a privately-held company in exchange for 103,611 shares of Series Growth 1a Preferred Stock. This investment in the equity securities without readily determinable fair value is measured at cost, less impairment, if any, plus or minus observable price changes in orderly transactions of an identical or similar investment of the same issuer. The carrying value of this investment was $5.4 million as of June 30, 2023 and December 31, 2022, respectively, which includes a cumulative upward adjustment of $2.9 million based on an observable price change. There were no impairments or observable price changes for the three and six months ended June 30, 2023 and 2022.
Cloud Computing Arrangements
The Company capitalizes certain implementation costs incurred during the application development stage under cloud computing arrangements that are service contracts. The carrying value of the capitalized costs was $0.5 million as of June 30, 2023, of which $0.4 million is presented within prepaid expenses and other current assets, and $0.1 million is presented within other non-current assets on the unaudited condensed consolidated balance sheets. The carrying value of the capitalized costs was $0.9 million as of December 31, 2022, of which $0.7 million is presented within prepaid expenses and other current assets, and $0.2 million is presented within other non-current assets on the unaudited condensed consolidated balance sheets. Amortization of capitalized implementation costs is recognized on a straight-line basis over the term of the associated hosting arrangement when it is ready for its intended use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other Current Liabilities
Other current liabilities consisted of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Accrued expenses	$2,647	$3,051
Accrued interest	—	73
Accrued professional fees	2,507	2,615
Accrued connectivity fees	3,483	3,143
Accrued litigation contingencies	455	700
Operating lease liabilities, current portion	4,220	4,089
Other	1,704	1,788
Total other current liabilities	$15,016	$15,459
Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Early exercise liabilities	$874	$2,002
Payroll tax liabilities	811	1,354
Other liabilities	1,830	2,122
Total other long-term liabilities	$3,515	$5,478

Title and Escrow Loss Reserve
The Company performs title insurance services and issues a title insurance policy as an agent for a third-party title insurance underwriter. The Company pays part of the title insurance policy fee charged to its customers to the third-party title insurance underwriter as compensation for accepting the risk associated with issuing the title policy. The Company may incur a loss if it does not follow the guidelines outlined in the agency agreements, and in the state of California, the Company is obligated to reimburse the insurance company for up to the first $5,000 in losses related to a claim on a policy issued through Title365. Reserves for estimated future losses on policies issued are established at the time the title insurance revenue is recognized in accordance with ASC 450, Contingencies, and are based on claim loss history, industry trends, legal environment, geographic considerations, and the type of title insurance policies written. As of June 30, 2023, title and escrow loss reserves were $1.8 million, of which $0.2 million, is presented within other current liabilities and $1.6 million is presented within other non-current liabilities on the consolidated balance sheets. As of December 31, 2022, title and escrow loss reserves were $2.1 million, of which $0.2 million is presented within other current liabilities and $1.9 million is presented within other non-current liabilities on the consolidated balance sheets.
7. Leases
The Company leases its facilities under non-cancelable operating leases with various expiration dates. Leases may contain escalating payments. Restricted cash that is not available for use in operations consists of collateral for standby letters of credit related to the Company’s office lease facilities. The restricted cash balance related to lease obligations as of June 30, 2023 and December 31, 2022 was $10.0 million and $5.0 million, respectively. Subsequent to June 30, 2023, $5.0 million of collateral was released and became available for use in operations, and the remaining $5.0 million continued to be restricted.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s total operating lease costs were $1.6 million and $1.8 million for the three months ended June 30, 2023 and 2022, respectively. The Company’s total operating lease costs were $3.3 million and $3.6 million for the six months ended June 30, 2023 and 2022, respectively. The Company’s total operating lease costs include variable costs in the amount of $0.5 million for the three months ended June 30, 2023 and 2022, and $1.0 million for the six months ended June 30, 2023 and 2022, respectively. Variable lease costs are primarily comprised of maintenance costs and are determined based on the actual costs incurred during the period. Variable lease payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.

As of June 30, 2023 and December 31, 2022, the weighted average remaining operating lease term was 3.4 years and 3.8 years, respectively. The weighted average discount rate used to estimate operating lease liabilities for leases that existed as of June 30, 2023 and December 31, 2022 was 8.0% and 7.9%, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $1.2 million for the three months ended June 30, 2023 and 2022, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $2.5 million for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, maturities of operating lease liabilities were as follows:

(In thousands)
Remainder of 2023	$2,567
2024	5,108
2025	4,253
2026	1,303
2027	1,094
Thereafter	1,259
Total lease payments	15,584
Less: imputed interest	(2,128)
Total operating lease liabilities	$13,456
8. Commitments and Contingencies
Contingencies
From time to time and in the normal course of business, the Company may be subject to various legal matters, such as threatened or pending claims or proceedings. The litigation contingencies, if realized, could have a material negative impact on the Company’s financial condition, results of operations, and cash flows. The Company recognizes a provision for litigation losses when a contingent liability is probable and the amount thereof is estimable. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. Amounts accrued for litigation contingencies are based on the Company’s best estimates, assessments of the likelihood of damages, and the advice of counsel and often result from a series of judgments about future events and uncertainties that rely heavily on estimates and assumptions, therefore the actual settlement amounts could differ from the estimated contingency accrual and result in additional charges or reversals in future periods. The Company had a litigation contingency accrual of approximately $0.5 million and $0.7 million as of June 30, 2023 and December 31, 2022 respectively which was presented within other current liabilities in the unaudited condensed consolidated balance sheets.

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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company enters into indemnification provisions under (i) its agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers, and landlords and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2023 or December 31, 2022.

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

Escrow or Trust Funds
The Company administers escrow and trust deposits held at third-party financial institutions representing funds received under real estate contracts, escrowed funds received under escrow agreements, and undisbursed amounts received for settlement of mortgage and home equity loans. These funds are not considered assets of the Company and, therefore, are not included in the accompanying unaudited condensed consolidated balance sheets; however, the Company remains contingently liable for the disposition of these funds on behalf of its customers. Cash held by the Company for these purposes was approximately $3.8 million, net of outstanding checks in transit of $23.7 million as of June 30, 2023, and approximately $5.0 million, net of outstanding checks in transit of $42.8 million as of December 31, 2022.
9. Debt Financing
Debt consisted of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Term Loan - principal	$225,000	$225,000
Term Loan - exit fee	4,500	4,500
Less: unamortized debt discounts and issuance costs	(11,260)	(12,699)
Total debt	$218,240	$216,801

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

The Term Loan was fully drawn at closing to provide, in part, the cash consideration paid in connection with the acquisition of Title365. The Revolving Facility remained available and undrawn as of June 30, 2023.

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

In connection with the Credit Agreement, the Company issued a Series G preferred stock warrant to purchase 598,431 shares of Class A common stock at an exercise price per share of $13.827822. The terms of the warrant agreement provide the holder with an option to net settle if the fair value of Class A common stock is greater than the exercise price. The net shares to be issued in a cashless exercise are based on the fair value of the Company’s Class A common stock at the time the warrant is exercised. As of June 30, 2023, the warrant has not been exercised. The warrant will expire 10 years from the issue date. The proceeds from the issuance of debt were allocated between the Term Loan and the warrant based on their relative fair values, resulting in a debt discount of approximately $6.8 million for the amount allocated to the warrant and accounted for as paid-in capital.

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

Including the impact of the deferred debt issuance costs and the debt discounts resulting from the exit fee and the warrant, the effective interest rate on the Term Loan was approximately 14.51% as of June 30, 2023. Debt issuance costs, debt discounts, and the Revolving Facility issuance costs are being amortized as interest expense over the term of the Credit Agreement.

The fair value of the Term Loan was approximately $219.4 million and $221.1 million as of June 30, 2023 and December 31, 2022, respectively, and is classified as Level 2 in the fair value hierarchy. The fair value of the Term Loan was measured by applying the income approach, which discounts the future contractual cash flows using a current risk-adjusted rate available to borrowers with similar credit ratings.

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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit and restrict us and our subsidiaries’ ability to: (i) incur indebtedness; (ii) grant liens; (iii) make investments, loans or advances; (iv) merge or consolidate; (v) sell assets; (vi) pay dividends; and (vii) enter into certain transactions with affiliates, in each case subject to customary exceptions for a credit facility of this size and type. In the event of a default, the Credit Agreement may require a mandatory prepayment of amounts due thereunder. The Credit Agreement also contains a minimum liquidity covenant. As of June 30, 2023, the Company was in compliance with these covenants.
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

Voting Rights
Holders of the Class A common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders, holders of the Class B common stock are entitled to 40 votes for each share held on all matters submitted to a vote of stockholders, and holders of the Class C common stock are not entitled to vote on any matter that is submitted to a vote of stockholders, except as otherwise required by law. The holders of the Class A common stock and Class B common stock will vote together as a single class, unless otherwise required by law. Since the completion of the IPO, the Co-Founder and Head of Blend held all of the issued and outstanding shares of the Company’s Class B common stock.

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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Preferred Stock
The Company’s board of directors has the authority to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences, and rights of the shares of each series and any of its qualifications, limitations, or restrictions, in each case without further vote or action by the Company’s stockholders. As of June 30, 2023, the Company had 200,000,000 shares authorized and no shares issued and outstanding of preferred stock.
11. Stock-Based Compensation
2012 Stock Option Plan
Effective May 1, 2012, the Company adopted the 2012 Stock Plan (the “2012 Plan”). Options granted under the 2012 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) may be granted only to employees (including officers and directors). Non-qualified stock options (“NSOs”) may be granted to employees and consultants. The exercise price of ISOs and NSOs shall not be less than 100% of the estimated fair value of the common shares on the date of grant, respectively, as determined by the Company’s board of directors. The exercise price of an ISO granted to a 10% or greater stockholder shall not be less than 110% of the estimated fair value of the common shares on the date of grant. Options generally vest over a period of four years. No further grants may be made under the 2012 Plan.

2021 Equity Incentive Plan
In July 2021, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”), which became effective on July 14, 2021. The Company’s prior plan, 2012 Plan, was terminated immediately prior to the effectiveness of the 2021 Plan with respect to the grant of future awards.

The 2021 Plan provides for the grant of ISOs, to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of NSOs, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), and performance awards to the Company’s employees, directors, and consultants and the Company’s parent and subsidiary corporations’ employees and consultants.

Subject to the adjustment provisions of and the automatic increase described in the 2021 Plan, a total of 23,000,000 shares of the Company’s Class A common stock were reserved for issuance pursuant to the 2021 Plan, plus 36,101,718 shares of the Company’s Class A common stock reserved for future issuance under the 2012 Plan. Subject to the adjustment provisions of the 2021 Plan, the number of shares available for issuance under the 2021 Plan includes an annual increase on the first day of each fiscal year beginning on January 1, 2022, equal to the least of (a) 34,500,000 shares of Class A common stock, (b) 5% of the total number of shares of all classes of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year, or (c) such other amount as the Company’s board of directors (or its committee) may determine. Options granted under the 2021 Plan generally vest over periods ranging from one to four years.

A summary of the stock option activity is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(In thousands)		(In years)	(In thousands)
Balance as of December 31, 2022	25,337	$5.18	7.14	$3,076
Granted	—
Exercised	(34)	$1.27		$—
Canceled and forfeited	(2,762)	$9.20
Balance as of June 30, 2023	22,541	$4.67	6.56	$709

Vested and exercisable as of June 30, 2023	15,933	$4.45	6.19	$709

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

No options were granted during the three and six months ended June 30, 2023. The weighted average grant-date fair value of options granted during the three and six months ended June 30, 2022 was $1.52 per share and $3.31 per share respectively.

The number of options unvested as of June 30, 2023 and December 31, 2022 was 6,608 and 10,717, respectively. The weighted average grant-date fair value of these unvested options was $2.79 and $3.61 per share at June 30, 2023 and December 31, 2022, respectively.

The total fair value of options vested during the three months ended June 30, 2023 and 2022 was $2.8 million and $10.3 million, respectively. The total fair value of options vested during the six months ended June 30, 2023 and 2022 was $6.7 million and $19.3 million, respectively.

The aggregate intrinsic value of options exercised during the three and six months ended June 30, 2023 was immaterial. The aggregate intrinsic value of options exercised during the three and six months ended June 30, 2022 was $0.7 million and $3.2 million, respectively.

The estimated grant date fair values of the employee stock options granted under the 2012 Plan and 2021 Plan were calculated using the Black-Scholes Merton Option pricing model based on the following weighted average assumptions:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Expected term (years)	5.00	5.23
Expected volatility	52.63%	50.30%
Risk-free interest rate	2.92%	2.01%
Expected dividend yield	—	—

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

As of June 30, 2023, the total unrecognized stock-based compensation expense for stock options issued under the 2012 Plan and the 2021 Plan was approximately $16.7 million, which is expected to be recognized over a weighted average period of 2.6 years.
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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of June 30, 2023 and December 31, 2022, 284,486 and 527,868 shares of Class A common stock were subject to repurchase. As of June 30, 2023 and December 31, 2022, the cash proceeds received for unvested shares of Class A common stock presented within other long-term liabilities in the unaudited condensed consolidated balance sheets were $0.9 million and $2.0 million, respectively.
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted average grant date fair value per share
	(In thousands)
Balance as of December 31, 2022	12,392	$3.02
Granted	15,692	$1.08
Vested	(7,615)	$3.21
Cancelled and forfeited	(1,653)	$2.22
Balance as of June 30, 2023	18,816	$1.39

As of June 30, 2023, there was $23.6 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.1 years. RSUs granted under the 2021 Plan generally vest quarterly over a period of one or two years from the grant date.

The total fair value of RSUs vested during the three months ended June 30, 2023 and 2022 was $5.9 million and $15.7 million, respectively. The total fair value of RSUs vested during the six months ended June 30, 2023 and 2022 was $24.4 million and $20.4 million, respectively.
Performance Stock Units
In March 2023, the Company’s board of directors granted RSUs with performance vesting conditions that provide for the issuance of up to 1,000,000 shares of Class A common stock. The award will vest in four tranches upon satisfaction of certain market-based performance targets related to the Company’s stock price hurdles. The estimated fair value of this award on the grant date was $0.5 million, which was determined using a Monte Carlo simulation model. The total stock-based compensation expense recognized for this award for the three and six months ended June 30, 2023 was $0.1 million. The total unrecognized compensation expense related to the award for all tranches was $0.4 million as of June 30, 2023, which will be recognized over an estimated weighted average remaining period of 2.0 years.
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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The total stock-based compensation expense recognized for this award for the three months ended June 30, 2023 and 2022 was $4.6 million and $4.9 million, respectively. The total stock-based compensation expense recognized for this award for the six months ended June 30, 2023 and 2022 was $9.4 million and $9.7 million, respectively. The total unrecognized compensation expense related to the award for all tranches was $16.9 million as of June 30, 2023, which will be recognized over an estimated weighted average remaining period of 3.7 years.
Stock-Based Compensation Expense
The Company’s stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Cost of revenue	$264	$550	$752	$1,043
Research and development	4,829	12,516	12,960	22,382
Sales and marketing	1,931	3,179	4,714	5,702
General and administrative	7,340	13,003	12,330	24,433
Total	$14,364	$29,248	$30,756	$53,560

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12. Restructuring
Workforce Reduction Plans
In 2022, the Company executed three workforce reduction initiatives as part of its broader efforts to improve cost efficiency and better align its operating structure with its business activities, with the focus on streamlining the Company’s title operations as well as its general and administrative functions. In April 2022, the Company committed to its first workforce reduction plan (the “April Plan”), which eliminated approximately 200 positions or 10% of the Company’s then-current workforce. In August 2022, the Company committed to an additional workforce reduction plan (the “August Plan”) as part of its broader efforts to continue to improve cost efficiency and better align its operating structure with its business activities. The August Plan eliminated approximately 140 positions across the Company, or approximately 10% of the Company’s then-current workforce. In November 2022, the Company committed to an additional workforce reduction plan (the “November Plan”), which eliminated approximately 100 positions across the Company, or 6% of the Company’s then-current workforce. In January 2023, the Company committed to another workforce reduction plan (the “January Plan”). The January Plan includes the elimination of approximately 340 positions across the Company, or approximately 28% of the Company’s then-current workforce.
Executive Transition Costs
On January 9, 2023, Marc Greenberg notified the Company of his intention to step down as Head of Finance of the Company, and as the Company’s principal financial officer under Section 16a-1(f) of the Exchange Act, effective following the filing on March 16, 2023 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. In connection with Mr. Greenberg’s resignation as Head of Finance, the Company entered into a discretionary retention bonus letter with Mr. Greenberg, which provides that the Company will pay Mr. Greenberg a bonus (the “Bonus Payment”) equal to the amount by which the aggregate value of: (i) his base salary, (ii) additional cash bonuses and (iii) value of any Blend equity awards that vest during such period of time, is less than $1,458,333 for period between September 1, 2022 through the March 31, 2023, provided Mr. Greenberg remains continuously employed by the Company through March 31, 2023. The Bonus Payment shall be made in cash or fully vested shares of Class A Common Stock of Blend of equivalent value, as determined by the Company’s Compensation Committee in its sole discretion. Mr. Greenberg’s last day of employment with Blend was April 3, 2023, and the Company recorded an accrual in the amount of $0.9 million related to the Bonus Payment as of March 31, 2023. In addition to the Bonus Payment, Mr. Greenberg received the Company’s standard severance package, which includes 9 weeks of severance and other benefits in accordance with Company practices.

On January 9, 2023, Crystal Sumner notified the Company of her intention to step down as Head of Legal, Compliance, and Risk and Corporate Secretary of the Company, effective on February 1, 2023. In connection with Ms. Sumner’s departure, the Company entered into a transition agreement with Ms. Sumner, pursuant to which Ms. Sumner was eligible to receive a transition payment equal to 9 weeks of Ms. Sumner’s then-current base salary in accordance with Company practices.
The restructuring charges attributable to the workforce reduction plans and executive transaction costs amounted to approximately $2.3 million and $15.1 million for the three and six months ended June 30, 2023, respectively. The restructuring charges attributable to the workforce reduction plans to approximately $6.4 million for the three and six months ended June 30, 2022. The restructuring charges consisted primarily of cash expenditures for compensation, severance, and transition payments, employee benefits, payroll taxes and related facilitation costs.
The reconciliation of the restructuring liability balances is as follows:

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(In thousands)
Restructuring liability as of December 31, 2021	$—
April Plan charge	6,380
August Plan charge	5,935
November Plan charge	2,960
Settlements	(13,661)
Restructuring liability as of December 31, 2022	1,614
January Plan charge	14,025
Executive transition costs	1,107
Settlements	(16,280)
Restructuring liability as of June 30, 2023	$466
As of June 30, 2023, the $0.5 million remaining restructuring liability consists of accrued severance, which is included in accrued compensation on the unaudited condensed consolidated balance sheet.
13. Income Taxes
The provision for income taxes for the three months ended June 30, 2023 was immaterial. The Company recorded a provision for income taxes of $0.1 million for the six months ended June 30, 2023 consisting of current tax expense related to state and foreign income taxes.
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

The Company reassessed the ability to realize deferred tax assets by considering the available positive and negative evidence. As of June 30, 2023, the Company concluded that its net deferred tax assets are not more-likely-than-not to be realized and maintained a full valuation allowance against such net deferred tax assets.

As of June 30, 2023, the Company files tax returns in the U.S. federal and various state jurisdictions. Due to the Company’s U.S. net operating loss carryforwards, its income tax returns generally remain subject to examination by federal and most state tax authorities. Beginning in 2022, the Company’s subsidiary files income tax returns in India which are subject to examination by tax authorities in India.
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

Diluted loss per share reflects the potential dilution that could occur if securities, including awards issued under the Company’s equity compensation plans or other contracts to issue common stock, were exercised or converted into common stock or resulted in the issuance of common stock (net of any assumed repurchases) that then shared in the earnings of the Company. Diluted net loss per share attributable to the Company is computed by dividing the net loss attributable to the Company by the weighted average number of fully diluted common shares outstanding.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the calculation of basic and diluted net loss per share for Class A and Class B common stock. No shares of Class C common stock were issued and outstanding during the periods presented.

	Three Months Ended June 30,
	2023		2022
	Class A Common	Class B Common	Class A Common	Class B Common
	(In thousands, except per share data)
Numerator:
Net loss attributable to Blend Labs, Inc.	$(39,484)	$(1,747)	$(417,389)	$(23,982)
Less: accretion of RNCI to redemption value	(1,525)	(67)	(34,997)	(2,011)
Net loss attributable to Blend Labs, Inc common stockholders	$(41,009)	$(1,814)	$(452,386)	$(25,993)

Denominator:
Weighted average common stock outstanding, basic and diluted	233,910	10,352	219,868	12,633

Net loss per share attributable to Blend Labs, Inc.:
Basic and diluted	$(0.18)	$(0.18)	$(2.06)	$(2.06)

	Six Months Ended June 30,
	2023		2022
	Class A Common	Class B Common	Class A Common	Class B Common
	(In thousands, except per share data)
Numerator:
Net loss attributable to Blend Labs, Inc.	$(102,022)	$(4,626)	$(485,445)	$(28,030)
Less: accretion of RNCI to redemption value	(3,490)	(158)	(36,351)	(2,099)
Net loss attributable to Blend Labs, Inc common stockholders	$(105,512)	$(4,784)	$(521,796)	$(30,129)

Denominator:
Weighted average common stock outstanding, basic and diluted	232,327	10,534	218,788	12,633
Net loss per share attributable to Blend Labs, Inc.:
Basic and diluted	$(0.45)	$(0.45)	$(2.38)	$(2.38)

The following potential shares of common stock were excluded from the computation of diluted net earnings per share attributable to the Company for the periods presented because including them would have been antidilutive as the Company has reported net loss for each of the periods presented:

	As of June 30,
	2023	2022
	(In thousands)
Outstanding stock options	22,541	26,574
Early exercised options subject to repurchase	284	847
Non-plan Co-Founder and Head of Blend options	26,057	26,057
Unvested restricted stock units	18,816	6,983
Unvested performance stock awards	1,000	126
Common stock warrants	598	598
Total antidilutive securities	69,296	61,185

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

15. Segment Information
The Company’s operating segments are defined in a manner consistent with how the Company manages its operations and how the CODM evaluates the results and allocates the Company’s resources.

In March 2023, the Company introduced Composable Origination, which gives customers the ability to easily configure or build custom workflows from a pre-built set of components. Financial services firms can experience Composable Origination by building custom solutions using the Blend Builder Platform, or with pre-built solutions such as Instant Home Equity, Deposit Accounts, Credit Cards, and others. In connection with this development, the Company changed its reporting segments as previously reported on its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, to change the composition of the Blend Platform segment to exclude the Company’s digitally-enabled title component and instead report the digitally-enabled title component within the Title segment. This change reflects a corresponding change in how the Company’s CODM reviews financial information in order to allocate resources and assess performance. The comparative prior period amounts have been reclassified to conform to current period presentation.

Segment gross profit, which is the measure used by the Company’s CODM to evaluate the performance of and allocate resources to its segments, is calculated as segment revenue less segment cost of revenue. The Company does not evaluate performance or allocate resources based on segment assets, and therefore, such information is not presented.

The following table provides information about each reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Segment revenue:
Blend Platform	$30,331	$33,601	$55,035	$66,177
Title	12,484	31,938	25,116	70,886
Total revenue	$42,815	$65,539	$80,151	$137,063

Segment gross profit:
Blend Platform	$22,140	$20,373	$38,235	$40,548
Title	1,353	4,892	1,111	13,586
Total gross profit	$23,493	$25,265	$39,346	$54,134

Operating expenses:
Research and development	$22,091	$35,500	$48,348	$70,606
Sales and marketing	16,128	22,438	33,696	44,779
General and administrative	19,646	36,472	40,327	73,574
Amortization of acquired intangible assets	—	4,068	—	8,136
Impairment of intangible assets and goodwill	—	391,823	—	391,823
Restructuring	2,349	6,380	15,132	6,380
Total operating expenses	60,214	496,681	137,503	595,298
Loss from operations	(36,721)	(471,416)	(98,157)	(541,164)
Interest expense	(7,947)	(5,726)	(15,516)	(11,284)
Other income (expense), net	3,232	6	6,114	97
Loss before income taxes	$(41,436)	$(477,136)	$(107,559)	$(552,351)

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

16. Subsequent Events
On August 9, 2023, the Company committed to a fifth workforce reduction plan (the “August 2023 Plan”), which further streamlines the Company’s title operations, as well as its corporate operations in research and development, sales and marketing, and general and administrative functions.

The August 2023 Plan includes the elimination of approximately 150 current positions, or approximately 19% of the Company’s current onshore workforce, and approximately 20 vacancies across the Company. The Company estimates that it will incur approximately $7.2 million in charges in connection with the August 2023 Plan, consisting of cash expenditures for severance payments, employee benefits, payroll taxes and related facilitation costs. The Company expects that execution of the August 2023 Plan, including cash payments, will be substantially complete in the third quarter of 2023.

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

For the three months ended June 30, 2023, we have seen a 31% decrease in mortgage transactions, particularly refinance transactions, on our software platform compared to the three months ended June 30, 2022. We attribute the majority of this decrease to rapidly rising interest rates, decreased housing affordability, and uncertain worldwide political and economic conditions. Overall industry origination volumes, as reported by the MBA, have decreased by 37% over the same period.

Workforce Reduction Plans
Since April 2022, we have implemented several workforce reduction actions as part of our broader efforts to improve cost efficiency and better align our operating structure with our business activities and the current market. Refer to Note 12, Restructuring, for additional information.

In the three and six months ended June 30, 2023, we incurred $2.3 million and $15.1 million respectively, in restructuring charges in relation to these workforce reductions. We may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of any future workforce reduction plans. Our implementation of any future workforce reduction plan is subject to risks and uncertainties, including the possibility that there are impediments to our ability to execute any future workforce reduction plans or related initiatives as currently contemplated, the actual charges in implementing the plans or related initiatives are higher than anticipated, there are changes to the assumptions on which the estimated charges associated with any future workforce reduction plans or related initiatives are based, we are unable to achieve our projected cost savings in connection with any future workforce reduction plans or related initiatives, or there are unintended consequences from any future workforce reduction plans or related initiatives that impact our business.

On August 9, 2023, we committed to a fifth workforce reduction plan (the “August 2023 Plan”) in addition to the workforce reduction plans disclosed on January 10, 2023, November 9, 2022, August 15, 2022 and April 18, 2022. The August 2023 Plan further streamlines our title operations, as well as our corporate operations in research and development, sales and marketing, and general and administrative functions. The August 2023 Plan includes the elimination of approximately 150 current positions, or approximately 19% of our current onshore workforce, and approximately 20 vacancies. We estimate that we will incur approximately $7.2 million in charges in connection with the August 2023 Plan, consisting of cash expenditures for severance payments, employee benefits, payroll taxes and related facilitation costs, and expect that execution of the August 2023 Plan, including cash payments, will be substantially complete in the third quarter of 2023.
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
Starting in 2023, the Title segment includes the digitally-enabled title component. This change reflects a corresponding change in how the Company’s CODM reviews financial information in order to allocate resources and assess performance. Refer to Note 15, Segments, for additional information.

The following table sets forth our key business metrics:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Number of mortgage banking transactions(1)	239	348	420	728
(1) Includes estimated transactions for funded loans not yet reported for the quarter ended June 30, 2023
Title closed orders	5	14	9	41
Components of Results of Operations
Revenue
Blend Platform
In our Blend Platform segment, we generate revenue from fees paid by customers to access our platform. Fees are assessed based on completed transactions, such as a funded loan, new account opening, or closing transaction. Completed transaction fees are determined by the number and type of software platform components that are needed to support each product offering. We do not charge for abandoned or rejected applications, even though they cause us to incur costs related to these applications. Arrangements with our customers do not provide the contractual right to take possession of our software at any point in time. Revenue is recognized when access to our platform is provisioned to our customers for an amount that reflects the consideration we expect to be entitled to in exchange for those services. To a lesser extent, we generate revenue from professional services related to the deployment of our platform, client support services, and consulting services. We also earn revenue through commissions or service fees when consumers use our Blend Platform integrated marketplaces to select a property and casualty insurance carrier or real estate agent.

Our customers have the ability to access our platform under subscription arrangements, in which customers commit to a minimum number of completed transactions at specified prices over the contract term, or under usage-based arrangements, in which customers pay in arrears a variable amount for completed transactions at specified prices. Our subscription arrangements are generally noncancelable, and we may also earn additional overage fees if the number of completed transactions exceeds the contractual amounts. Our usage-based arrangements generally can be terminated at any time by the customer. We recognize revenue ratably for our subscription arrangements because the customer receives and consumes the benefits of our platform throughout the contract period. We recognize fees for usage-based arrangements as the completed transactions are processed using our platform. Over the last several quarters, we have seen a shift towards usage-based arrangements in our customer contracts. Revenue from usage-based arrangements represented 60% and 52% of our Blend Platform segment revenue for six months ended June 30, 2023 and 2022, respectively.

Starting in 2023, the revenue in the Blend Platform segment excludes revenue from our digitally-enabled title solution, which is now reported as part of the Title segment. Prior period amounts have been reclassified to conform to current period presentation. Refer to Note 15, Segments, for additional information.

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

Starting in 2023, the revenue in the Title segment includes revenue from our digitally-enabled title solution, which was previously reported as part of the Blend Platform segment. Prior period amounts have been reclassified to conform to current period presentation. Refer to Note 15, Segments, for additional information.

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
Title
In our Title segment, cost of revenue consists of costs of title, escrow and other trustee services, which represent primarily personnel-related expenses of our Title segment as well as title abstractor, notary, and the cost of recording services provided by external vendors. Starting in 2023, the cost of revenue in the Title segment includes cost of revenue related to our digitally-enabled title solution.

In future periods, we expect that cost of revenue as a percentage of revenue will increase in the near term primarily due to the anticipated decline in revenue driven by the decrease in projected mortgage industry origination volume caused by increased interest rates.
Operating Expenses
During 2022 and the first half of 2023, we have taken actions to manage our operating expenses and focus our investments on initiatives critical to achieving our broader strategy. Over the course of the remaining fiscal year we expect to see ongoing improvements to our expenses from these actions.

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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses, including stock-based compensation expense, costs of general marketing activities and promotional activities, travel-related expenses, and allocated overhead costs. Sales commissions that are incremental costs of acquiring a contract with a customer as well as associated payroll taxes, are deferred and amortized on a straight-line basis over the estimated period of benefit. Sales commissions that are not incremental costs of acquiring a contract with a customer are expensed in the period incurred.

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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Revenue
Software	$28,115	$31,580	$51,085	$62,184
Professional services	2,216	2,021	3,950	3,993
Title	12,484	31,938	25,116	70,886
Total revenue	42,815	65,539	80,151	137,063
Cost of revenue(1)
Software	5,486	8,676	11,289	17,342
Professional services	2,705	4,552	5,511	8,287
Title	11,131	27,046	24,005	57,300
Total cost of revenue	19,322	40,274	40,805	82,929
Gross profit	23,493	25,265	39,346	54,134
Operating expenses:
Research and development(1)	22,091	35,500	48,348	70,606
Sales and marketing(1)	16,128	22,438	33,696	44,779
General and administrative(1)	19,646	36,472	40,327	73,574
Amortization of acquired intangible assets	—	4,068	—	8,136
Impairment of intangible assets and goodwill	—	391,823	—	391,823
Restructuring	2,349	6,380	15,132	6,380
Total operating expenses	60,214	496,681	137,503	595,298
Loss from operations	(36,721)	(471,416)	(98,157)	(541,164)
Interest expense	(7,947)	(5,726)	(15,516)	(11,284)
Other income (expense), net	3,232	6	6,114	97
Loss before income taxes	(41,436)	(477,136)	(107,559)	(552,351)
Income tax (expense) benefit	(53)	(66)	(124)	2,731
Net loss	$(41,489)	$(477,202)	$(107,683)	$(549,620)

(1)Includes stock-based compensation as follows:	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Cost of revenue	$264	$550	$752	$1,043
Research and development	4,829	12,516	12,960	22,382
Sales and marketing	1,931	3,179	4,714	5,702
General and administrative	7,340	13,003	12,330	24,433
Total stock-based compensation	$14,364	$29,248	$30,756	$53,560

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(as a % of revenue)*
Revenue
Software	66%	48%	64%	45%
Professional services	5	3	5	3
Title	29	49	31	52
Total revenue	100	100	100	100
Cost of revenue
Software	13	13	14	13
Professional services	6	7	7	6
Title	26	41	30	42
Total cost of revenue	45	61	51	61
Gross margin	55	39	49	39
Operating expenses:
Research and development	52	54	60	52
Sales and marketing	38	34	42	33
General and administrative	46	56	50	54
Amortization of acquired intangible assets	—	6	—	6
Impairment of intangible assets and goodwill	—	598	—	286
Restructuring	5	10	19	5
Total operating expenses	141	758	172	434
Loss from operations	(86)	(719)	(122)	(395)
Interest expense	(19)	(9)	(19)	(8)
Other income (expense), net	8	—	8	—
Loss before income taxes	(97)	(728)	(134)	(403)
Income tax (expense) benefit	—	—	—	2
Net loss	(97)%	(728)%	(134)%	(401)%
____________
*Certain percentages may not foot due to rounding

Comparison of the Three Months Ended June 30, 2023 and 2022
Revenue and Cost of Revenue

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(In thousands)
Segment revenue:
Blend Platform:
Mortgage Suite	$22,271	$26,976	$(4,705)	(17%)
Consumer Banking Suite	5,844	4,604	1,240	27%
Professional Services	2,216	2,021	195	10%
Total Blend Platform revenue	30,331	33,601	(3,270)	(10%)
Title:
Traditional	9,313	31,861	(22,548)	(71%)
Digitally-enabled	3,171	77	3,094	4018%
Total Title revenue	12,484	31,938	(19,454)	(61%)
Total revenue	$42,815	$65,539	$(22,724)	(35%)
Segment cost of revenue:
Blend Platform	$8,191	$13,228	$(5,037)	(38%)
Title	11,131	27,046	(15,915)	(59%)
Total cost of revenue	$19,322	$40,274	$(20,952)	(52%)
Segment gross profit:
Blend Platform	$22,140	$20,373	$1,767	9%
Title	1,353	4,892	(3,539)	(72%)
Total gross profit	$23,493	$25,265	$(1,772)	(7%)

Revenue decreased $22.7 million, or 35%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, driven by a decrease in Title segment revenue of $19.5 million, or 61%, primarily due to the lower volume of title orders, and a decrease in Blend Platform revenue of $3.3 million, or 10%. Within Blend Platform revenue, Mortgage Suite revenue decreased $4.7 million, or 17%, primarily due to the lower volume of mortgage banking transactions, particularly refinance transactions, with our customers, Consumer Banking Suite revenue increased $1.2 million, or 27%, primarily due to the increase in home equity, deposit accounts, and personal loan transactions, and Professional Services revenue increased by $0.2 million, or 10%, primarily due to an increase in professional services associated with the deployment and support of our platform.

Cost of revenue decreased $21.0 million, or 52%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, driven by a decrease of $15.9 million, or 59% within the Title segment, primarily due to the lower volume of title orders, and a decrease in Blend Platform cost of revenue of $5.0 million, or 38%, primarily due to the lower volume of mortgage banking transactions.

Operating Expenses

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$22,091	$35,500	$(13,409)	(38%)
Sales and marketing	16,128	22,438	(6,310)	(28%)
General and administrative	19,646	36,472	(16,826)	(46%)
Amortization of acquired intangible assets	—	4,068	(4,068)	(100%)
Impairment of intangible assets and goodwill	—	391,823	(391,823)	(100%)
Restructuring	2,349	6,380	(4,031)	(63%)
Total operating expenses	$60,214	$496,681	$(436,467)	(88%)
Research and Development
Research and development expenses decreased $13.4 million, or 38%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily due to a $5.1 million decrease in personnel related expenses attributable to a decrease in headcount and a $7.7 million decrease in stock-based compensation expense.
Sales and Marketing
Sales and marketing expenses decreased $6.3 million, or 28%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily due to a decrease in personnel-related expenses attributable to a decrease in headcount and lower commissions.
General and Administrative
General and administrative expenses decreased $16.8 million, or 46%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily due to a $7.7 million decrease in personnel related expenses attributable to a decrease in headcount, a $5.7 million decrease in stock-based compensation expense, a $1.6 million decrease in insurance, and a $1.3 million decrease in professional services.
Amortization of acquired intangible assets
Amortization of acquired intangible assets decreased $4.1 million, or 100%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, due to the full write off of the customer relationship intangible assets from the Title365 acquisition resulting from an impairment charge recognized in 2022.
Impairment of intangible assets and goodwill
Impairment of intangible assets and goodwill decreased $391.8 million, or 100%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, due to the impairment charges recorded in connection with an interim quantitative impairment review of the intangible assets and goodwill within the Title365 reporting unit performed as of June 30, 2022.

Restructuring
Restructuring expenses decreased $4.0 million, or 63%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease is attributable to the execution of the first workforce reduction plan (the “April Plan”) during the three months ended June 30, 2022, which was larger than the portion of the workforce reduction plan the Company committed to in January 2023 (the “January Plan”), executed in three months ended June 30, 2023. The restructuring charges included cash expenditures for severance payments, employee benefits, payroll taxes and related facilitation costs.

Interest Expense

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(In thousands)
Interest expense	$(7,947)	$(5,726)	$(2,221)	39%
Interest expense increased $2.2 million, or 39%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to the increase in interest rate on the $225.0 million Term Loan under the Credit Agreement. The borrowings under the Credit Agreement accrue interest at a floating rate which can be, at our option, either (i) an adjusted Term SOFR rate for a specified interest period plus an applicable margin of 7.50% or (ii) a base rate plus an applicable margin of 6.50%. The effective interest rate on our Term Loan was approximately 14.51% and 10.44% as of June 30, 2023 and June 30, 2022, respectively.
Other Income (Expense), net

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(In thousands)
Other income (expense), net	$3,232	$6	$3,226	53767%
Other income (expense), net increased $3.2 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to an increase in interest income on our investment portfolio.
Income Tax (Expense) Benefit

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(In thousands)
Income tax (expense) benefit	$(53)	$(66)	$13	(20%)
The decrease in income tax expense for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was immaterial.

Comparison of the Six Months Ended June 30, 2023 and 2022
Revenue and Cost of Revenue

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(In thousands)
Segment revenue:
Blend Platform:
Mortgage Suite	$40,066	$53,729	$(13,663)	(25%)
Consumer Banking Suite	11,019	8,455	2,564	30%
Professional Services	3,950	3,993	(43)	(1%)
Total Blend Platform revenue	55,035	66,177	(11,142)	(17%)
Title:
Traditional	18,791	70,592	(51,801)	(73%)
Digitally-enabled	6,325	294	6,031	2051%
Total Title revenue	25,116	70,886	(45,770)	(65%)
Total revenue	$80,151	$137,063	$(56,912)	(42%)
Segment cost of revenue:
Blend Platform	$16,800	$25,629	$(8,829)	(34%)
Title	24,005	57,300	(33,295)	(58%)
Total cost of revenue	$40,805	$82,929	$(42,124)	(51%)
Segment gross profit:
Blend Platform	$38,235	$40,548	$(2,313)	(6%)
Title	1,111	13,586	(12,475)	(92%)
Total gross profit	$39,346	$54,134	$(14,788)	(27%)

Revenue decreased $56.9 million, or 42%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, driven by a decrease in Title segment revenue of $45.8 million, or 65%, primarily due to the lower volume of title orders, and a decrease in Blend Platform revenue of $11.1 million, or 17%. Within Blend Platform revenue, Mortgage Suite revenue decreased $13.7 million, or 25%, primarily due to the lower volume of mortgage banking transactions, particularly refinance transactions, with our customers. Consumer Banking Suite revenue increased $2.6 million, or 30%, primarily due to the increase in home equity, deposit accounts, and personal loan transactions.

Cost of revenue decreased $42.1 million, or 51%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, driven by a decrease of $33.3 million, or 58% within the Title segment, primarily due to the lower volume of title orders, and a decrease in Blend Platform cost of revenue of $8.8 million, or 34%, primarily due to the lower volume of mortgage banking transactions.

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$48,348	$70,606	$(22,258)	(32%)
Sales and marketing	33,696	44,779	(11,083)	(25%)
General and administrative	40,327	73,574	(33,247)	(45%)
Amortization of acquired intangible assets	—	8,136	(8,136)	(100%)
Impairment of intangible assets and goodwill	—	391,823	(391,823)	(100%)
Restructuring	15,132	6,380	8,752	137%
Total operating expenses	$137,503	$595,298	$(457,795)	(77%)

Research and Development
Research and development expenses decreased $22.3 million, or 32%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to a $11.1 million decrease in personnel related expenses attributable to a decrease in headcount and a $9.4 million decrease in stock-based compensation expense.
Sales and Marketing
Sales and marketing expenses decreased $11.1 million, or 25%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to a decrease in personnel-related expenses and stock-based compensation expense attributable to a decrease in headcount and lower commissions.
General and Administrative
General and administrative expenses decreased $33.2 million, or 45%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to a $12.9 million decrease in personnel related expenses attributable to a decrease in headcount, a $12.1 million decrease in stock-based compensation expense, a $3.2 million decrease in insurance, and a $1.3 million decrease in professional services.
Amortization of acquired intangible assets
Amortization of acquired intangible assets decreased $8.1 million, or 100%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, due to the full write off of the customer relationship intangible assets from the Title365 acquisition resulting from an impairment charge recognized in 2022.
Impairment of intangible assets and goodwill
Impairment of intangible assets and goodwill decreased $391.8 million, or 100%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, due to the impairment charges recorded in connection with an interim quantitative impairment review of the intangible assets and goodwill within the Title365 reporting unit performed as of June 30, 2022.

Restructuring
Restructuring expenses increased $8.8 million, or 137%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to the execution of the January Plan in 2023, which was larger than the April plan executed in 2022. The restructuring charges included cash expenditures for compensation and severance payments, executive transition costs, employee benefits, payroll taxes and related facilitation costs.

Interest Expense

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(In thousands)
Interest expense	$(15,516)	$(11,284)	$(4,232)	38%
Interest expense increased $4.2 million, or 38%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to the increase in interest rate on the $225.0 million Term Loan under the Credit Agreement. The borrowings under the Credit Agreement accrue interest at a floating rate which can be, at our option, either (i) an adjusted Term SOFR rate for a specified interest period plus an applicable margin of 7.50% or (ii) a base rate plus an applicable margin of 6.50%. The effective interest rate on our Term Loan was approximately 14.51% and 10.44% as of June 30, 2023 and June 30, 2022, respectively.
Other Income (Expense), net

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(In thousands)
Other income (expense), net	$6,114	$97	$6,017	6203%
Other income (expense), net increased $6.0 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to an increase in interest income on our investment portfolio.
Income Tax (Expense) Benefit

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(In thousands)
Income tax (expense) benefit	$(124)	$2,731	$(2,855)	(105%)
Income tax (expense) benefit decreased $2.9 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to an adjustment to the valuation allowance resulting from changes in U.S. tax law requiring capitalization and amortization of research and development costs for tax purposes recorded in 2022.

Liquidity and Capital Resources
As of June 30, 2023, our principal sources of liquidity were cash, cash equivalents, marketable securities of $265.6 million, and availability of credit under our $25.0 million senior secured revolving credit facility. Cash and cash equivalents are comprised of bank deposits and money market funds. Marketable securities are comprised of U.S. treasury and agency securities, commercial paper, and corporate debt securities. Most of our cash and cash equivalents are held in the United States. Since our inception, we have financed our operations primarily through proceeds from the issuance of our stock and warrants and cash generated from the sale of our product offerings.

We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $1,269.6 million as of June 30, 2023. We expect to continue to incur operating losses for the foreseeable future due to the investments that we intend to make in our business and decline in revenue due to the current macroeconomic environment and, as a result, we may require additional capital resources to grow our business.
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
Material Cash Requirements
Our material cash requirements arising from known contractual and other obligations primarily relate to our obligations under our Credit Agreement, leases for our office locations, and purchase commitments. There have been no significant changes in our material cash requirements from the contractual obligations described in our Annual Report on Form 10-K for the year ended December 31, 2022, except for new minimum purchase commitments of $17.5 million that we entered into in June 2023 for cloud computing services through June 2026.
In January 2023, we committed to and executed the January Plan. We incurred approximately $14.0 million in charges in connection with the January Plan, and an additional charge of $1.1 million related to executive transition costs. The execution of the January Plan was substantially complete as of June 30, 2023.
In August 2023, we committed to the August 2023 Plan, which further streamlines our title operations, as well as our corporate operations in research and development, sales and marketing, and general and administrative functions. The August 2023 Plan includes the elimination of approximately 150 current positions, or approximately 19% of our current onshore workforce, and approximately 20 vacancies. We estimate that we will incur approximately $7.2 million in charges in connection with the August 2023 Plan, and expect that execution of the August 2023 Plan, including cash payments, will be substantially complete in the third quarter of 2023. The eliminated positions represent annualized compensation expenses of approximately $33.0 million.

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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Net cash used in operating activities	$(81,043)	$(92,600)
Net cash provided by investing activities	2,278	10,857
Net cash (used in) provided by financing activities	(3,510)	1,239
Effect of exchange rates on cash, cash equivalents, and restricted cash	13	105
Net decrease in cash, cash equivalents, and restricted cash	$(82,262)	$(80,399)
Cash Used in Operating Activities
Our largest source of operating cash is cash collections from our customers, and our primary uses of cash in operations are for employee-related expenditures, sales and marketing expenses, and third-party hosting costs.

Net cash used in operating activities for the six months ended June 30, 2023 and 2022, was $81.0 million and $92.6 million, respectively. The increase in cash used in operations reflects our net loss adjusted for noncash items, such as charges associated with stock-based compensation, depreciation and amortization, change in deferred taxes, amortization of deferred contract costs, amortization of operating lease right-of-use assets, and amortization of debt discount and issuance costs on our long-term debt, and changes in operating assets and liabilities. Fluctuations in operating assets and liabilities are affected primarily by changes in trade and other receivables, prepaid expenses and other current assets, accrued compensation, deferred revenue, accounts payable and other liabilities.

Cash Provided by Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2023 was $2.3 million, which was primarily due to maturities of marketable securities of $197.7 million, mostly offset by $195.0 million used in purchase of marketable securities.

Net cash provided by investing activities during the six months ended June 30, 2022 was $10.9 million, which was primarily due to maturities of marketable securities of $61.8 million, offset by $49.8 million used in purchase of marketable securities and $1.2 million in purchases of property and equipment and internal-use software.

Cash (Used in) Provided by Financing Activities
Net cash used in financing activities for the six months ended June 30, 2023 was $3.5 million, primarily consisting of repurchases of shares to satisfy minimum tax withholding.

Net cash provided by financing activities for the six months ended June 30, 2022 was $1.2 million, primarily consisting of proceeds from the exercises of stock options of $1.6 million, net of repurchases.

Contingent Obligations
We administer escrow and trust deposits held at third-party financial institutions representing funds received under real estate contracts, escrowed funds received under escrow agreements, and/or undisbursed amounts received for settlement of mortgage and home equity loans. Cash held for these purposes was approximately $3.8 million, net of outstanding checks in transit of $23.7 million as of June 30, 2023. These funds are not considered assets of ours and, therefore, are not included in our unaudited condensed consolidated balance sheet; however, we are contingently liable for the disposition of these funds on behalf of consumers.

As of June 30, 2023, we did not have any other relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $35.0 million and marketable securities and other investments of $230.6 million as of June 30, 2023, which consisted of bank deposits, money market funds, U.S. treasury and agency securities, commercial paper, and corporate debt securities. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points change in interest rates during any of the periods presented would not have had a material impact on our investments.

As of June 30, 2023, we had $225.0 million of principal outstanding under our Term Loan. Our borrowings under the Term Loan accrue interest at a floating rate which can be, at our option, either (i) an adjusted Term SOFR rate for a specified interest period plus an applicable margin of 7.50% or (ii) a base rate plus an applicable margin of 6.50%. The applicable interest rate was 12.75%. An increase of 100 basis points in the applicable interest rate would increase our annual interest expense by approximately $2.3 million. A decrease of 100 basis points in the applicable interest rate would decrease our annual interest expense by approximately $2.3 million.
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
Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective as of June 30, 2023.

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
Increasing interest rates have adversely impacted the spending levels of consumers and their ability and willingness to borrow money. In most cases, higher interest rates have led to higher loan rates charged to consumers, which has adversely affected the ability of our customers to generate volume and in turn, the number of transactions enabled through our platform and thus our ability to generate revenue from such transactions. The U.S. Federal Reserve raised the federal funds interest rates an aggregate of 4.25% over the course of 2022. The U.S. Federal Reserve further raised the federal funds interest rate in 2023 for an aggregate of 1.0%. As a result of interest rate increases, consumers and financial services firms may be less inclined to borrow money for mortgages, or to refinance existing mortgages, which may result in less engagement with our platform and/or our services. We have experienced, and may continue to experience, a reduction in the volume of transactions enabled through our platform and the value of title orders processed. In addition, revenue generated from such transactions may decline faster than our ability to reduce expenses, and such declines have and may continue to adversely affect our business, financial condition, and results of operations.
Unfavorable conditions in our industry or the global economy or reductions in technology spending could limit our ability to grow our business and adversely affect our financial condition and results of operations.
Our results of operations have and are expected to continue to vary based on the impact of changes in our industry or the U.S. economy on us or our customers. Our revenue growth and potential profitability depend on demand for our solutions. Economic uncertainties have and could continue to adversely affect our business and results of operations. Negative conditions in the general economy in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, the potential recessionary environment and macroeconomic uncertainty, increased interest rates, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, increased unemployment, political turmoil, pandemics, natural catastrophes, warfare, such as the current war in Ukraine and the potential effects of sanctions, and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, has caused and could further cause a decrease in lending activity and business investments, including spending on technology, and as a result, negatively affect the growth of our business. To the extent our solutions are perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general technology spending. Also, competitors, some of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be adversely affected.

We have a history of net losses, and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses in each period since our inception in 2012, and we may not be able to achieve or maintain profitability in the future. We incurred a net loss of $720.2 million and $169.9 million in the years ended December 31, 2022 and 2021, respectively, and as of December 31, 2022 and December 31, 2021, we had an accumulated deficit of $1,162.9 million and $442.8 million, respectively. We expect our losses to continue as we expect to incur significant costs and invest significant additional funds towards sustaining and growing our business and operating as a public company. We have expended and expect to continue to expend substantial financial and other resources on product development, including investments in our product, engineering, and design teams and the development of new products and new functionality for our existing products and our platform; our technology infrastructure, including systems architecture, management tools, scalability, availability, performance, and security, as well as disaster recovery measures; our sales, marketing, and customer success organizations; acquisitions or strategic investments; and general administration, including legal and accounting expenses. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. In addition, we expect to incur certain additional charges in the upcoming months in connection with our workforce reduction plans, including cash expenditures for employee benefits, severance payments, payroll taxes and related facilitation costs, as well as stock-based compensation. We may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of our workforce reduction plans, and there can be no assurance that we will be able achieve our projected cost savings in connection with any workforce reduction plans or related initiatives. We have also incurred impairment charges that have adversely impacted our U.S. GAAP financial results. In addition, failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flows on a consistent basis. In light of increasing interest rates and other factors, the volume of transactions enabled through our platform and, as a result, revenue generated from such transactions, may decline faster than our ability to reduce expenses. Additionally, in an inflationary environment, our costs may increase, and we may not be able to increase the pricing of our products accordingly, which could adversely impact our financial performance. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
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
Our ability to maintain and grow our business will depend in part on our success in maintaining successful relationships with our customers. If any of our customers were to suspend, limit, or cease their operations or otherwise terminate their relationships with us, the number of transactions enabled through our platform could decrease and our revenue and revenue growth rates could be adversely affected. In addition, having a diversified mix of customers is important to mitigate risk associated with changing consumer spending behavior, economic conditions, and other factors that may affect a particular type of financial services firm or industry. While we expect that the revenue from our largest customers will decrease over time as a percentage of our total revenue as we generate more revenue from other customers, we also believe that revenue from our largest customers may continue to account for a significant portion of our revenue, at least in the near term.

If we are not able to retain our existing customers or acquire new customers in a cost-effective manner, or if our customers fail to maintain their utilization of our products and services, we will not be able to maintain or grow our business. Our ability to retain and grow our relationships with our customers depends on the willingness of customers to partner with us. The attractiveness of our platform to customers depends upon, among other things: our brand and reputation, the amount of fees that we charge, our ability to sustain our value proposition to our customers, products and services offered by competitors, and our ability to perform under, and maintain, our customer agreements. Many of our customers do not have long-term contractual financial commitments to us and, therefore, many of our customers may reduce or cease their use of our products and services at any time without penalty or termination charges. Additionally, a subset of our customers can generally terminate their agreements with us without cause with limited requirements to provide prior notice. Our customers could decide to stop working with us and cease processing transactions through our platform or enter into exclusive or more favorable relationships with our competitors. Further, any downturn in the financial services industry may cause our customers to reduce their spending on lending technology or to seek to terminate or renegotiate their agreements with us. Our customers have no obligation to renew their subscriptions with us after the expiration of the initial or current subscription term, and our customers, if they choose to renew at all, may renew on pricing or other contract terms that are less favorable to us or otherwise ask to modify their agreement terms in a manner that is cost prohibitive to us. Our renewal rates may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our pricing or our products or their ability to continue their operations or spending levels. In addition, our customers’ regulators may require that they terminate or otherwise limit their business with us, or impose regulatory pressure limiting their ability to do business with us. If any of our customers were to stop working with us, suspend, limit, or cease their operations, do not renew their subscriptions with us on similar pricing terms, or otherwise terminate their relationships with us, the number of loans and other transactions enabled through our platform could decrease and our revenue and revenue growth rates could be adversely affected.

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
We grew rapidly over the last several years, and in recent periods, our growth rate has declined primarily due to macroeconomic factors, including an unfavorable interest rate environment, decreased housing affordability, and uncertain worldwide political and economic conditions in 2022 have persisted and are expected to continue at least through 2023. Our historical revenue growth rate and financial performance may not be indicative of our future performance. In 2022 and 2021, our Blend Platform segment revenue was $121.4 million and $134.2 million, respectively, representing a 10% year-over-year decline, and our revenue has continued to decline in 2023. We believe that future growth of our revenue depends on a number of factors, including our ability to price our products and services effectively so that we are able to attract and retain customers without compromising our profitability, attract new customers, increase our existing customers’ use of our solutions, provide our customers with excellent support, and successfully identify and acquire or invest in businesses, products, or technology that we believe could complement or expand our solutions. However, we are also impacted by macroeconomic factors over which we have no control, which have adversely impacted our business in recent periods.

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
•our restructuring actions and the timing of incurring expenses and cash expenditures related to such actions;
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
We offer our digital lending platform and products to financial institutions through software-as-a-service agreements where fees are assessed for each completed transaction, such as a funded loan, new account opening, or API call. For those products that involve a loan or deposit account application we do not charge for abandoned applications or rejected applications, even though they cause us to incur costs. Our customers have the ability to access our platform, including Blend Builder Platform, our configurable platform, under (a) subscription arrangements, in which customers commit to a minimum number of completed transactions at specified prices over the contract term, (b) under usage-based arrangements, in which customers pay in arrears a variable amount for completed transactions at a specified price or (c) a fixed price platform fee, allowing the use of multiple products and services, including those on Blend Builder Platform. We may earn additional overage fees if the number of completed transactions exceeds contractual minimums for customers who elect to enter into subscription agreements in which a minimum number of transactions are completed at specified prices. Additionally, other than our usage-based agreements pursuant to which customers pay for a variable amount of completed transactions, our subscription agreements are generally non-cancellable during the contract term. Our usage-based arrangements generally can be terminated at any time by the customer. We recognize revenue ratably for our subscription arrangements because the customer receives and consumes the benefits of our platform throughout the contract period. We recognize fees for usage-based arrangements as the completed transactions are processed using our platform.

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

Our credit facility is subject to a floating rate of SOFR plus a margin, and as a result, we have exposure to interest rate risk. In 2022, the U.S. Federal Reserve raised the federal funds interest rates an aggregate of 4.25%. The U.S. Federal Reserve further raised the federal funds interest rates throughout 2023, for an aggregate 1.0% increase, and have indicated that it may raise that interest rate again in the future. Though we have met our debt service obligations under the credit facility, increases in interest rates increase our cost of borrowing and potentially make it more difficult to refinance our existing indebtedness, if necessary.

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
We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, receive, use, transmit, store, and otherwise process large amounts of sensitive information, including personal information, credit information, and other sensitive and confidential information of consumers. It is critical that we do so in a manner designed to maintain the confidentiality, integrity, and availability of such sensitive information. Additionally, in the ordinary course of our business, we collect, store, transmit, and otherwise process large amounts of confidential business information, including intellectual property, proprietary corporate and business information, and other confidential information. We also have arrangements in place with certain of our partners, vendors, and other service providers that require us to share certain information we maintain and otherwise process, including consumer information, with them. Certain elements of our operations (including elements of our information technology infrastructure) rely on third parties, and as a result, we use numerous third-party service providers that may have access to our computer networks and sensitive or confidential information. In addition, many of those third parties may subcontract or outsource some of their responsibilities to other third parties. Our information technology systems, including the functions of third parties that are involved with or have access to those systems, are large and complex, with many points of entry and access. Our systems and those of our third-party service providers are potentially vulnerable to and may be subject to unintentional, inadvertent, or malicious, internal and external cyberattacks, including security breaches, incidents, exposures, intrusions, malware, ransomware, social engineering attacks, phishing and spearphishing attempts, fraudulent inducement, electronic fraud, wire fraud attempts to overload our servers with distributed denial-of-service attacks, employee theft, error, or malfeasance, unauthorized access by third parties (including foreign governments or state actors with significant financial and technological resources) or internal actors, or other attacks and similar disruptions. Any vulnerabilities can be exploited from inadvertent or intentional actions of our employees, partners, vendors, service providers, customers, or by malicious third parties. For example, in December 2021, a vulnerability in a popular logging software, Log4j, was publicly announced. If left unpatched, the Log4j vulnerability could be exploited to allow unauthorized actors to execute code remotely on a system using Log4j. We have taken steps to ensure this vulnerability has been patched in our systems, but we cannot guarantee that all vulnerabilities have been patched in every system upon which we are dependent or that additional vulnerabilities of Log4j or other software upon which we rely will not be discovered. Additionally, to the extent manual processes are involved in the handling of sensitive information, such sensitive information could be inadvertently misdirected despite our training and quality assurance precautions. While we have taken steps to protect the sensitive and confidential information that we have access to and have implemented multiple overlapping controls to reduce risk of a single control failure, our security measures or those of our partners, vendors, or other service providers could be breached or we could suffer data loss, unavailability, corruption, or unauthorized use or other processing, or unauthorized access to our platform or the systems or networks used in our business.

Because cyberattacks of this nature are increasing in frequency, levels of persistence, sophistication and intensity, and techniques used to obtain unauthorized access or to sabotage systems change frequently and may not be known until they are launched against a target, we and our partners, vendors, and other service providers may be unable to anticipate or prevent these attacks, react in a timely manner, or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other privacy- and security-related incidents. These security risks that we and our partners, vendors, and other service providers face have been heightened by an increase in employees and service providers working remotely. Additionally, these risks may be elevated in connection with the current war in Ukraine.

In addition, consumers on our platform could have vulnerabilities on their own devices that are unrelated to our systems and platform but could mistakenly attribute their own vulnerabilities to us. Consumers on our platform may also provide sensitive information to third parties through their use of our platform, and consumers could mistakenly attribute any misuse of such information by third parties to us. Further, breaches and incidents experienced by other companies may be leveraged against us. For example, credential stuffing and business email compromise attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. Certain efforts may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect, remediate, and otherwise respond to.

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

Although we have developed systems and processes that are designed to help protect the confidential and sensitive information we maintain and our partners, vendors, and other service providers maintain on our behalf, including personal information of our customers, consumers, and employees, protect our systems, prevent data loss, and prevent security breaches and security incidents, these security measures may not have fully protected our systems in the past and cannot guarantee security in the future. The information technology systems and infrastructure used in our business may be vulnerable to cyberattacks or security breaches, and third parties may be able to access data, including personal information of our customers, consumers, or employees, or other sensitive and proprietary data, accessible through those systems. Employee and service provider error, malfeasance, or other errors in the storage, use, or transmission of any of these types of data could result in an actual or perceived privacy or security breach or other security incident. Although we have policies and technologies restricting access to the personal information we store, that these policies and technologies may not be effective in all cases. Any breach of privacy, or any security breach or other incident, could interrupt our operations, result in our platform being unavailable, result in loss of or improper access to, or acquisition, disclosure, or other processing of sensitive or confidential information, personal information, or other data, result in fraudulent transfer of funds. Further, any such event, or the perception it has occurred, may harm our reputation, brand, and competitive position, damage our relationships with our customers, subject us to adverse media coverage, or result in claims, regulatory investigations, and proceedings and significant legal, regulatory, and financial exposure, including ongoing monitoring by regulators, and any such incidents or any perception that our security measures are inadequate could lead to loss of customer confidence in, or decreased use of, our platform, any of which could adversely affect our business, financial condition, and results of operations. Any actual or perceived breach of privacy or security, or other security incident, impacting any entities with which we share or disclose data (including, for example, our partners, vendors, or other service providers) could have similar effects. We also expect to incur significant costs in an effort to detect and prevent privacy and security breaches and other security incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived privacy or security breach or other incident.

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
In the past, we have experienced periods of rapid growth in our customers, and our operations, and we expect to experience growth in the future. We also experienced significant growth in employee headcount for several years in the past both at our San Francisco headquarters and through remote work arrangements. Our growth has placed, and may continue to place, substantial demands on management and our operational and financial infrastructure. However, we have undertaken several restructuring actions to better align our financial model and our business, and we may need to take additional restructuring actions in the future to align our business with the market. Steps we take to manage our business operations, including reductions in operating expense and restructurings may adversely impact our business. Steps we take to manage our business operations and future growth may adversely affect our reputation and brand, our ability to recruit, retain and motivate highly skilled personnel.

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
Our future success will depend in part on the continued service of our founders, senior management team, key technical employees, and other highly skilled employees, including Nima Ghamsari, Head of Blend, Co-Founder, and Chair of our board of directors, and on our ability to continue to identify, hire, develop, motivate, and retain talented employees. We may not be able to retain the services of any of our employees or other members of senior management in the future. Also, all of our U.S.-based employees, including our senior management team and Mr. Ghamsari, work for us on an at-will basis, and there is no assurance that any such employee will remain with us. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all, or we may need to offer additional compensation to retain such employees. If we are unable to attract and retain the necessary employees, particularly in critical areas of our business, we may not achieve our strategic goals. Moreover, the implementation of our workforce reduction plans or related initiatives may have adverse consequences on our employee morale, our culture, and our ability to attract and retain employees. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team fails to work together effectively and to execute its plans and strategies, our business, financial condition, and results of operations could be adversely affected.

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
•the size and geographic diversity of our workforce, including as a result of remote work;
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
We, and our partners, vendors, and other service providers, receive, collect, use, disclose, share, transfer, transmit, store, and otherwise process a large volume of personal information and other sensitive data relating to individuals, such as consumers and our employees. Our collection, use, receipt, and other processing of data in our business subjects us to numerous state, federal, and foreign laws and regulations, addressing privacy, information security, data protection, and the collection, storing, sharing, use, transfer, disclosure, protection, and processing of certain data. Such regulations include, for example, the GLBA, FCRA, California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (the “CPRA”). These laws, rules, and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation, and changes in interpretation or enforcement, and may impose conflicting and inconsistent obligations.

For example, in 2021, the Federal Trade Commission, or the FTC, amended the GLBA’s Safeguards Rule, which requires covered financial services firms, which may include some of our customers, to develop, implement, and maintain a comprehensive information security program. The rule provides more prescriptive security controls that financial services firms must implement and oversight by a designated Qualified Individual who must provide annual written reports to the board of directors or equivalent governing body. In addition, the FTC has brought enforcement actions against service providers of financial services firms directly and against financial services firms for failures by service providers to implement appropriate controls to safeguard consumers’ personal information.

The CCPA went into effect on January 1, 2020, and, among other things, requires new disclosures to California consumers and affords such consumers new data privacy rights. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties of up to $7,500 per violation. The CCPA also provides a private right of action for certain data breaches that may increase data breach litigation. Additionally, the CPRA, was approved by California voters in November 2020, and significantly modifies the CCPA, including expanding California consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. The CPRA created obligations relating to consumer data beginning on January 1, 2022 and it became effective on January 1, 2023. Numerous states have proposed, and in certain cases enacted, legislation addressing privacy and data security that in many cases are similar to the CCPA and CPRA. For example, Connecticut, Virginia, and Colorado have enacted legislation similar to the CCPA and CPRA that has taken effect in 2023; Utah has enacted such legislation that will take effect on December 31, 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that takes effect in 2024; Tennessee and Iowa have enacted similar legislation that will take effect in 2025; and Indiana has enacted similar legislation that will take effect in 2026. The California Age-Appropriate Design Code Act (“CAADCA”), which expands the CPRA for businesses with websites that are likely to be accessed by children, was signed into law on September 15, 2022 and goes into effect on July 1, 2024.

The CCPA, CPRA, CAADCA, other new and evolving state legislation, and other changes in laws or regulations relating to privacy, data protection, and information security, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of laws or regulations, that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer, or disclosure, could add additional complexity and variations in requirements, restrictions, and legal risks, greatly increase the cost of providing our platform, require significant changes to our operations and additional investment of resources, impact strategies and the availability of previously useful data for processing, or prevent us from providing our platform in jurisdictions in which we currently operate and in which we may operate in the future. Certain other state laws impose similar privacy, data protection, and information security obligations and we also expect that more states may enact new legislation to provide consumers with new privacy rights and increase the privacy, data protection, and information security obligations of entities handling certain personal information of such consumers. In addition, some jurisdictions, such as New York, Massachusetts, and Nevada have enacted more generalized information security laws that apply to certain data that we process. The U.S. federal government also has proposed legislation relating to privacy and data security. We cannot yet fully determine the impact these or future laws, rules, regulations, and industry standards may have on our business or operations. Any such laws, rules, regulations, and industry standards may be inconsistent, subject to differing interpretations, or may conflict, or be alleged to conflict, with our current or future practices. Additionally, our customers may be subject to differing privacy laws, rules, and legislation, or self-regulatory principles, codes, or other obligations, which may cause them to require us to be bound by varying contractual requirements, including certain requirements applicable to other jurisdictions. Adherence to such contractual requirements may impact our collection, use, storage, sharing, disclosure, and processing of various types of information and may mean we become bound by, or voluntarily comply with, self-regulatory or other industry standards, or other actual or asserted obligations, relating to these matters that may further change as laws, rules, and regulations evolve. Complying with these requirements and other actual or asserted obligations, and changing our policies and practices may be onerous and costly, and we may not be able to respond quickly or effectively to regulatory, legislative and other developments. These changes may in turn impair our ability to offer our existing or planned products and services and/or increase our cost of doing business.

Additionally, we have incurred, and may continue to incur, significant expenses in an effort to comply with privacy, data protection, and information security standards and protocols imposed by law, regulation, industry standards, contractual obligations, or other actual or asserted obligations, and may face substantial challenges in our efforts to do so. We may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so.

As our business grows, we may become subject to privacy, data protection, and information security laws from jurisdictions outside of the United States, potentially including the General Data Protection Regulation (“GDPR”). The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of European persons. Among other things, the GDPR imposes requirements regarding the security of personal data and notification of data processing obligations to competent national data processing authorities, provides for lawful bases on which personal data can be processed, provides for an expansive definition of personal data and requires changes to informed consent practices. In addition, the GDPR provides for heightened scrutiny of transfers of personal data from the European Economic Area (“EEA”) to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, and imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of an enterprise’s consolidated annual worldwide gross revenue). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations. The United Kingdom has implemented legislation that substantially implements the GDPR in the United Kingdom, which legislation provides for penalties for violations of up to the greater of 17.5 million British pounds or 4% of an enterprise’s consolidated annual worldwide gross revenue. If we expand our business into the EEA and/or the United Kingdom, we will need to comply with the GDPR and data protection laws of the United Kingdom. This will involve significant resources and expense and may also impair our ability to offer our existing or planned features, products and services and/or increase our cost of doing business.

Despite our efforts to comply with applicable laws, regulations, and other obligations relating to privacy, data protection, and information security, it is possible that our interpretations of the law, practices, or platform could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations, or actual or asserted obligations. Our failure, or the failure by our partners, vendors, service providers, or customers, to comply with applicable laws or regulations, policies, documentation, contractual obligations, or any other actual or asserted obligations relating to privacy, data protection, or information security, or any compromise of security that results in unauthorized access to, or use, release, disclosure, or other processing of data relating to consumers or other individuals, or the perception that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing customers and consumers from using our platform, or result in fines, investigations, or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, financial condition, and results of operations. Even if not subject to legal challenge, the perception of privacy, data protection, or information security concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition, and results of operations.
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

Risks Related to Our Title365 Business
Our exposure to regulation and residential real estate transaction activity may be greater in California and Texas, where we source a significant proportion of our premiums.
A large portion of our title business revenue has historically originated from residential real estate transactions in Texas, California and Florida. As compared to our competitors who operate on a wider geographic scale or whose business is less concentrated in these states, any adverse changes in the regulatory environment affecting title insurance and real estate settlement in Texas, California and Florida, which could include reductions in the maximum rates permitted to be charged, inadequate rate increases, or more fundamental changes in the design or implementation of the Texas, California and Florida title insurance regulatory framework, may expose us to more significant risks and our business, financial condition, and result of operations could be adversely affected.

In addition, to the extent residential real estate transaction volume in Texas, California or Florida changes significantly, whether due to changes in real estate values that differ from the overall U.S. real estate market, changes in the local economy relative to the U.S. economy, or natural disasters that disproportionately impact residential real estate activity in these states, we could experience lower revenues and growth than historically observed or projected.
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

The title and escrow process may not migrate to new technologies as quickly as (or at the levels that) we expect, and existing or future federal and state laws may prevent us from offering certain of our title and escrow products. For example, certain states do not allow remote notarization, which may impact our ability to introduce our products in certain markets.

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

Our master agreement with AWS will remain in effect until terminated by AWS or us. We have a three-year agreement with AWS, expiring on June 30, 2026, that may only be terminated by us or AWS for cause upon a material breach of the agreement, subject to the terminating party providing prior written notice and a 30-day cure period. Even though our platform is entirely in the cloud, our plan is to be vendor-agnostic and we believe that we could transition to one or more alternative cloud infrastructure providers on commercially reasonable terms. We do not believe that such transfer to, or the addition of, new cloud infrastructure service providers would cause substantial harm to our business, financial condition, and results of operations over the longer term.
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

We have registered the term “Blend” in the United States, the United Kingdom, and the European Union, and as of June 30, 2023, we had pending trademark applications in the United States as well as Canada. We have also registered the term “Title365” in the United States. Additionally, we have registered domain names that we use in, or are related to, our business, most importantly blend.com and title365.com. Competitors have and may continue to adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. As of June 30, 2023, we had one issued patent in the United States and patent applications pending in the United States and Canada. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Further, we may not timely or successfully apply for a patent or register our trademarks or otherwise secure our intellectual property. Our efforts to protect, maintain, or enforce our proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could adversely affect our business, financial condition, and results of operations.
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
Our Class A common stock has one vote per share, our Class B common stock has 40 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of December 31, 2022, Nima Ghamsari, Head of Blend, Co-Founder, and Chair of our board of directors, beneficially owns all of the issued and outstanding shares of our Class B common stock. As of June 30, 2023, the shares beneficially owned by Mr. Ghamsari represented approximately 63% of the total voting power of our outstanding capital stock, which voting power may increase over time as Mr. Ghamsari exercises equity awards and exchanges them for our Class B common stock under the Equity Exchange Agreement. If all such equity awards held by Mr. Ghamsari (including the Co-Founder and Head of Blend Long-Term Performance Award) had been exercised for cash as of June 30, 2023, Mr. Ghamsari would hold approximately 87% of the voting power of our outstanding capital stock. As a result, for the foreseeable future, Mr. Ghamsari will be able to control matters requiring approval by our stockholders, including the election of members of our board of directors, the adoption of amendments to our Amended and Restated Certificate of Incorporation and amended and restated bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Mr. Ghamsari may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interest. The concentration of control will limit or preclude your ability to influence corporate matters for the foreseeable future and could have the effect of delaying, preventing, or deterring a change in control of our company, could deprive you and other holders of Class A common stock of an opportunity to receive a premium for your Class A common stock as part of a sale of our company and could negatively affect the market price of our Class A common stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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
If we are unable to remain in compliance with the continued listing requirements of the NYSE, our Class A common stock could be delisted, which could limit investors' ability to make transactions in our securities and subject us to additional trading restrictions.
Our Class A common stock is currently listed on the New York Stock Exchange under the trading symbol “BLND.” On April 28, 2023, we received written notice from the NYSE that we were not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Class A common stock was less than $1.00 over a consecutive 30 trading-day period. We have regained compliance with the NYSE’s listing requirements as of July 31, 2023. However, the trading price of our Class A common stock has been and may continue to be volatile and could be subject to fluctuations or declines. Since April 28, 2023, the closing pricing or our Class A common stock has varied from a low of $0.55 per share to a high of $1.46. If the average closing price of our Class A common stock is again less than $1.00 over a consecutive 30 trading-day period, we will receive another notice from the NYSE that we are not in compliance with the NYSE Listed Company Manual and we will be required to regain compliance within six months following receipt of the notice or be subject to delisting. If the NYSE delists our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, it could adversely affect our business, financial condition, and results of operations, and would likely result in some or all of the following:

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
On June 14, 2023, Amir Jafari our Head of Finance and Administration, adopted a Rule 10b5-1 trading arrangement providing for the purchase from time to time of an aggregate of approximately $200,000 of the Company’s Class A Common Stock, with the number of shares based on market prices at the time of the purchase, provided that at the time of the trade the market price is below the price specified in the trading plan. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). Trades under the trading arrangement occur on a monthly basis, following the cooling-off period, in accordance with the Company’s Insider Trading Policy and Rule 10b5-1 Trading Plan Guidelines. The duration of the trading arrangement is until September 13, 2024, or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 has been formatted in Inline XBRL.

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

BLEND LABS, INC.

Date:	August 9, 2023	By:	/s/ Nima Ghamsari
Nima Ghamsari
Head of Blend and Co-Founder
(Principal Executive Officer)

Date:	August 9, 2023	By:	/s/ Amir Jafari
Amir Jafari
Head of Finance
(Principal Financial Officer)