Form 10-Q
period 2023-09-30
Blend Labs, Inc.
filed 2023-11-07
CIK 1855747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 31, 2023, there were 238,409,651 shares of the registrant's Class A common stock outstanding, 9,789,290 shares of the registrant's Class B common stock outstanding, and no shares of the registrant's Class C common stock outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blend Labs, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$84,555	$124,199
Marketable securities and other investments	160,406	229,948
Trade and other receivables, net of allowance for credit losses of $198 and $436, respectively	19,583	22,718
Prepaid expenses and other current assets	18,645	19,231
Total current assets	283,189	396,096
Property and equipment, net	4,451	5,742
Operating lease right-of-use assets	9,411	11,668
Intangible assets, net	2,114	2,127
Deferred contract costs	2,233	1,691
Restricted cash, non-current	7,294	5,358
Other non-current assets	9,662	10,082
Total assets	$318,354	$432,764
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,121	$1,260
Deferred revenue	10,056	8,695
Accrued compensation	9,867	10,059
Other current liabilities	14,768	15,459
Total current liabilities	36,812	35,473
Operating lease liabilities, non-current	8,135	11,091
Other non-current liabilities	3,356	5,478
Debt, non-current, net	219,005	216,801
Total liabilities	267,308	268,843
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	44,754	40,749
Stockholders’ equity:
Preferred stock, $0.00001 par value: 200,000 shares authorized and no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A, Class B and Class C Common Stock, $0.00001 par value: 3,000,000 (Class A 1,800,000, Class B 600,000, Class C 600,000) shares authorized; 247,946 (Class A 238,045, Class B 9,901, Class C 0) and 240,931 (Class A 230,210, Class B 10,721, Class C 0) shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	1,318,037	1,286,815
Accumulated other comprehensive loss	(402)	(708)
Accumulated deficit	(1,311,345)	(1,162,937)
Total stockholders’ equity	6,292	123,172
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$318,354	$432,764
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Software	$26,505	$28,161	$77,590	$90,345
Professional services	2,137	1,808	6,087	5,801
Title	11,949	25,384	37,065	96,270
Total revenue	40,591	55,353	120,742	192,416
Cost of revenue
Software	5,675	6,809	16,964	24,151
Professional services	2,937	3,084	8,448	11,371
Title	9,916	24,350	33,921	81,650
Total cost of revenue	18,528	34,243	59,333	117,172
Gross profit	22,063	21,110	61,409	75,244
Operating expenses:
Research and development	18,826	34,240	67,174	104,846
Sales and marketing	14,494	20,518	48,190	65,297
General and administrative	15,819	32,140	56,146	105,714
Amortization of acquired intangible assets	—	275	—	8,411
Impairment of intangible assets and goodwill	—	57,857	—	449,680
Restructuring	9,122	5,936	24,254	12,316
Total operating expenses	58,261	150,966	195,764	746,264
Loss from operations	(36,198)	(129,856)	(134,355)	(671,020)
Interest expense	(8,210)	(6,158)	(23,726)	(17,442)
Other income (expense), net	2,632	3,281	8,746	3,378
Loss before income taxes	(41,776)	(132,733)	(149,335)	(685,084)
Income tax (expense) benefit	(44)	(14)	(168)	2,717
Net loss	(41,820)	(132,747)	(149,503)	(682,367)
Less: Net loss attributable to noncontrolling interest	60	6,619	1,095	42,764
Net loss attributable to Blend Labs, Inc.	(41,760)	(126,128)	(148,408)	(639,603)
Less: Accretion of redeemable noncontrolling interest to redemption value	(1,452)	(7,847)	(5,100)	(46,297)
Net loss attributable to Blend Labs, Inc. common stockholders	$(43,212)	$(133,975)	$(153,508)	$(685,900)

Net loss per share attributable to Blend Labs, Inc. common stockholders:
Basic and diluted	$(0.18)	$(0.57)	$(0.63)	$(2.95)
Weighted average shares used in calculating net loss per share:
Basic and diluted	246,410	235,267	244,057	232,717

Comprehensive loss:
Net loss	$(41,820)	$(132,747)	$(149,503)	$(682,367)
Unrealized gain (loss) on marketable securities	181	835	229	(1,512)
Foreign currency translation gain	106	55	77	160
Comprehensive loss	(41,533)	(131,857)	(149,197)	(683,719)
Less: Comprehensive loss attributable to noncontrolling interest	60	6,619	1,095	42,764
Comprehensive loss attributable to Blend Labs, Inc.	$(41,473)	$(125,238)	$(148,102)	$(640,955)
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity
(In thousands)
(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

		Shares	Amount
Balances as of December 31, 2022	$40,749	240,931	$2	$1,286,815	$(708)	$(1,162,937)	$123,172
Issuance of common stock upon exercise of stock options, net of repurchases	—	17	—	134	—	—	134
Vesting of early exercised stock options	—	—	—	758	—	—	758
Vesting of restricted stock units	—	4,228	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	(1,568)	—	(2,440)	—	—	(2,440)
Stock-based compensation	—	—	—	16,392	—	—	16,392
Unrealized gain on investments in marketable securities	—	—	—	—	821	—	821
Foreign currency translation loss	—	—	—	—	(18)	—	(18)
Accretion of redeemable noncontrolling interest to redemption value	2,056	—	—	(2,056)	—	—	(2,056)
Net loss	(777)	—	—	—	—	(65,417)	(65,417)
Balances as of March 31, 2023	42,028	243,608	2	1,299,603	95	(1,228,354)	71,346
Vesting of early exercised stock options	—	—	—	256	—	—	256
Vesting of restricted stock units	—	3,304	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	(1,137)	—	(1,092)	—	—	(1,092)
Stock-based compensation	—	—	—	14,364	—	—	14,364
Unrealized loss on investments in marketable securities	—	—	—	—	(773)	—	(773)
Foreign currency translation loss	—	—	—	—	(11)	—	(11)
Accretion of redeemable noncontrolling interest to redemption value	1,592	—	—	(1,592)	—	—	(1,592)
Net loss	(258)	—	—	—	—	(41,231)	(41,231)
Balances as of June 30, 2023	43,362	245,775	2	1,311,539	(689)	(1,269,585)	41,267
Issuance of common stock upon exercise of stock options, net of repurchases	—	32	—	3	—	—	3
Vesting of early exercised stock options	—	—	—	230	—	—	230
Vesting of restricted stock units	—	3,242	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	(1,103)	—	(1,325)	—	—	(1,325)
Stock-based compensation	—	—	—	9,042	—	—	9,042
Unrealized gain on investments in marketable securities	—	—	—	—	181	—	181
Foreign currency translation gain	—	—	—	—	106	—	106
Accretion of redeemable noncontrolling interest to redemption value	1,452	—	—	(1,452)	—	—	(1,452)
Net loss	(60)	—	—	—	—	(41,760)	(41,760)
Balances as of September 30, 2023	$44,754	247,946	$2	$1,318,037	$(402)	$(1,311,345)	$6,292
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (Continued)
(In thousands)
(Unaudited)

	Three and Nine Months Ended September 30, 2022
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

		Shares	Amount
Balances as of December 31, 2021	$35,949	230,324	$2	$1,218,213	$(808)	$(442,765)	$774,642
Issuance of common stock upon exercise of stock options, net of repurchases	—	1,553	—	1,740	—	—	1,740
Vesting of early exercised stock options	—	—	—	1,913	—	—	1,913
Vesting of restricted stock units	—	523	—	—	—	—	—
Stock-based compensation	—	—	—	24,312	—	—	24,312
Unrealized loss on investments in marketable securities	—	—	—	—	(1,845)	—	(1,845)
Foreign currency translation gain	—	—	—	—	28	—	28
Accretion of redeemable noncontrolling interest to redemption value	1,442	—	—	(1,442)	—	—	(1,442)
Other	—	—	—	(270)	—	—	(270)
Net loss	(314)	—	—	—	—	(72,104)	(72,104)
Balances as of March 31, 2022	37,077	232,400	2	1,244,466	(2,625)	(514,869)	726,974
Issuance of common stock upon exercise of stock options, net of repurchases	—	524	—	540	—	—	540
Vesting of early exercised stock options	—	—	—	1,230	—	—	1,230
Vesting of restricted stock units	—	1,871	—	—	—	—	—
Stock-based compensation	—	—	—	29,248	—	—	29,248
Unrealized loss on investments in marketable securities	—	—	—	—	(502)	—	(502)
Foreign currency translation gain	—	—	—	—	77	—	77
Accretion of redeemable noncontrolling interest to redemption value	37,008	—	—	(37,008)	—	—	(37,008)
Net loss	(35,831)	—	—	—	—	(441,371)	(441,371)
Balances as of June 30, 2022	38,254	234,795	2	1,238,476	(3,050)	(956,240)	279,188
Issuance of common stock upon exercise of stock options, net of repurchases	—	533	—	982	—	—	982
Vesting of early exercised stock options	—	—	—	530	—	—	530
Vesting of restricted stock units	—	2,249	—	—	—	—	—
Stock-based compensation	—	—	—	27,951	—	—	27,951
Unrealized loss on investments in marketable securities	—	—	—	—	835	—	835
Foreign currency translation gain	—	—	—	—	55	—	55
Accretion of redeemable noncontrolling interest to redemption value	7,847	—	—	(7,847)	—	—	(7,847)
Net loss	(6,619)	—	—	—	—	(126,128)	(126,128)
Balances as of September 30, 2022	$39,482	237,577	$2	$1,260,092	$(2,160)	$(1,082,368)	$175,566
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(149,503)	$(682,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	39,798	81,511
Depreciation and amortization	1,856	10,153
Impairment of intangible assets and goodwill	—	449,680
Amortization of deferred contract costs	2,427	3,560
Amortization of debt discount and issuance costs	2,279	2,187
Amortization of operating lease right-of-use assets	2,450	2,661
Release of valuation allowance and change in deferred taxes	—	(2,864)
Gain on investment in equity securities	—	(2,884)
Other	(4,657)	1,960
Changes in operating assets and liabilities:
Trade and other receivables	3,029	7,162
Prepaid expenses and other assets, current and non-current	(1,496)	3,824
Deferred contract costs, non-current	(542)	2,222
Accounts payable	861	(3,610)
Deferred revenue	1,361	1,891
Accrued compensation	(192)	(4,387)
Operating lease liabilities	(2,944)	(2,663)
Other liabilities, current and non-current	(1,657)	(11,121)
Net cash used in operating activities	(106,930)	(143,085)
Investing activities
Purchases of marketable securities	(203,281)	(96,218)
Maturities of marketable securities	277,855	139,872
Additions to property, equipment, internal-use software and intangible assets	(505)	(1,610)
Net cash provided by investing activities	74,069	42,044
Financing activities
Proceeds from exercises of stock options, including early exercises, net of repurchases	20	2,570
Taxes paid related to net share settlement of equity awards	(4,857)	—
Payment of initial public offering costs	—	(391)
Net cash (used in) provided by financing activities	(4,837)	2,179
Effect of exchange rates on cash, cash equivalents, and restricted cash	(10)	160
Net decrease in cash, cash equivalents, and restricted cash	(37,708)	(98,702)
Cash, cash equivalents, and restricted cash at beginning of period	129,557	218,440
Cash, cash equivalents, and restricted cash at end of period	$91,849	$119,738
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$84,555	$114,380
Restricted cash	7,294	5,358
Total cash, cash equivalents, and restricted cash	$91,849	$119,738
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$48	$190
Cash paid for interest	$21,464	$18,558
Supplemental disclosure of non-cash investing and financing activities:
Vesting of early exercised stock options	$1,244	$3,673
Operating lease liabilities arising from obtaining new or modified right-of-use assets	$327	$977
Accretion of redeemable noncontrolling interest to redemption value	$5,100	$46,297

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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022, the unaudited condensed consolidated statements of redeemable noncontrolling interest and stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 reflect all adjustments that are of a normal, recurring nature and that are considered necessary for a fair statement of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted that would ordinarily be required under U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to these policies during the three and nine months ended September 30, 2023.
Cash and Cash Equivalents
The Company places its cash with high credit quality and federally insured institutions. Cash with any one institution may be in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes the exposure to credit risk is not significant. The Company considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents. As of September 30, 2023 and December 31, 2022, cash and cash equivalents consisted of cash, money market accounts, and highly liquid investments with original maturities less than 90 days. The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents approximate fair value due to the short-term nature of the investments.
Restricted Cash
The Company has classified cash that is not available for use in its operations as restricted cash. Restricted cash consists primarily of collateral for letters of credit related to security deposits for the Company’s office facility lease arrangements and collateral for surety bonds related to the Title segment. As of September 30, 2023 and December 31, 2022, the Company had restricted cash of $7.3 million and $5.4 million, respectively, all of which was classified as non-current.
Trade and Other Receivables and Credit Loss Reserves
The Company reports trade and other receivables net of the allowance for credit losses, in accordance with Accounting Standards Codification (“ASC”) 326, Financial Instruments—Credit Losses. ASC 326 requires an entity to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The Company’s estimate of expected credit losses is determined based on expected lifetime loss rates calculated from historical data and adjusted for the impact of current and future conditions, such as the age of outstanding receivables, historical payment patterns, any known or expected changes to the customers’ ability to fulfill their payment obligations, or assessment of broader economic conditions that may impact the customers’ ability to pay the outstanding balances. As of September 30, 2023 and December 31, 2022, the reserve for expected credit losses was $0.2 million and $0.4 million, respectively. The provision for expected credit losses and the uncollectible portion of the receivables written off against reserve for expected credit losses were not material for the three and nine months ended September 30, 2023 and 2022.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities, and trade accounts receivable. The Company maintains its cash equivalents primarily in money market funds and highly liquid investments. As of September 30, 2023, cash and cash equivalents of $84.6 million include $1.8 million cash held in a foreign jurisdiction. As of December 31, 2022, cash and cash equivalents of $124.2 million include $1.3 million of cash held in a foreign jurisdiction. Under its investment policy, the Company limits amounts invested in marketable securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the United States government. The Company is not exposed to any significant concentrations of credit risk from these financial instruments. The goals of the Company’s investment policy, in order of priority, are safety and preservation of principal and liquidity of investments sufficient to meet cash flow requirements. Collateral is not required for trade accounts receivable.

Title365 has agreements with insurance underwriters authorizing the Company to issue title insurance policies on behalf of the insurance underwriters. The policies are underwritten by two title insurance companies, which accounted for approximately 70% and 30% during the nine months ended September 30, 2023, and 56% and 44% during the nine months ended September 30, 2022, respectively, of title policy fees earned during the period.

The following customer, which generates revenue in both Blend Platform and Title segments, comprised 10% or more of the Company’s revenue for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2023	2022	2023	2022
A	18%	26%	19%	31%

The following customers comprised 10% or more of the Company’s trade and unbilled receivables:

Customer	September 30, 2023	December 31, 2022
A	11%	12%
B	8%	10%
Redeemable Noncontrolling Interest
The Company’s 90.1% ownership of Title365 results in recognition of 9.9% noncontrolling interest, which represents the minority stockholder’s share of the net income and equity in Title365. The Title365 stockholders agreement includes a provision whereby the Company has a call option to purchase the 9.9% noncontrolling interest at a purchase price equal to the greater of (1) $49.5 million plus an amount of interest calculated using an interest rate of 5.0% per annum compounding annually; or (2) 4.4 multiplied by the trailing 12-month EBITDA multiplied by the noncontrolling interest ownership percentage (the “Title365 Call Option”). The Title365 Call Option is exercisable beginning 2 years following the acquisition closing date. The noncontrolling interest holder also holds an option to compel the Company to purchase the remaining 9.9% noncontrolling interest at a price calculated in the same manner as the Title365 Call Option (the “Title365 Put Option”). The Title365 Put Option is exercisable beginning 5 years following the acquisition closing date. Neither the Title365 Call Option nor the Title365 Put Option have an expiration date. However, pursuant to the Title365 stockholders agreement, the Company also has certain bring-along rights that it can exercise under certain circumstances, which may result in the Title365 Put Option being extinguished. As the Title365 Put Option is not solely within the Company’s control, the Company classified this interest as redeemable noncontrolling interest (“RNCI”) within the mezzanine equity section of the unaudited condensed consolidated balance sheets. The RNCI is accreted to the redemption value under the interest method from the acquisition date through the date the Title365 Put Option becomes exercisable. At each balance sheet date, the RNCI is reported at the greater of the initial carrying amount adjusted for the RNCI's share of earnings or losses and other comprehensive income or loss, or its accreted redemption value. The changes in the redemption amount are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. For each reporting period, the entire periodic change in the redemption amount is reflected in the computation of net loss per share under the two-class method as being akin to a

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

dividend. As of September 30, 2023 and December 31, 2022, the redemption amount of the Title365 Put Option as if it was currently redeemable was $55.1 million and $53.2 million, respectively.
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
3. Revenue Recognition and Contract Costs
Disaggregation of Revenue
The following table provides information about disaggregated revenue by service offering:

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Blend Platform revenue:
Mortgage Suite	$20,306	$22,897	$60,371	$76,627
Consumer Banking Suite	6,199	5,264	17,219	13,718
Total Software revenue	26,505	28,161	77,590	90,345
Professional services	2,137	1,808	6,087	5,801
Total Blend Platform revenue	28,642	29,969	83,677	96,146
Title revenue:
Traditional	8,701	19,303	27,492	89,895
Digitally-enabled	3,248	6,081	9,573	6,375
Total Title revenue	11,949	25,384	37,065	96,270
Total revenue	$40,591	$55,353	$120,742	$192,416

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

Within the new disaggregation, Mortgage Suite revenue represents revenue related to mortgage transactions processed through the Company’s software platform, ancillary product revenue (income verification and close products), and marketplace revenue (property and casualty insurance). Consumer Banking Suite revenue represents revenue related to the Company’s consumer banking products including personal loans, credit cards, deposit accounts, and home equity. Professional Services revenue represents revenue related to the deployment of the Company’s software platform, client support and consulting services. Title revenue represents revenue related to title (traditional and digitally-enabled), escrow and other closing and settlement services provided by the Title segment. Prior period amounts have been reclassified to conform to current period presentation.
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

Contract Accounts	Balance Sheet Line Reference	September 30, 2023	December 31, 2022
		(In thousands)
Contract assets—current	Prepaid expenses and other current assets	$407	$1,252
Contract liabilities—current	Deferred revenue, current	$(10,056)	$(8,695)

There were no long-term contract assets or deferred revenue as of September 30, 2023 and December 31, 2022.

During the three months ended September 30, 2023 and 2022, the Company recognized $5.6 million and $5.8 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods. During the nine months ended September 30, 2023 and 2022, the Company recognized $7.7 million and $6.8 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the three and nine months ended September 30, 2023, the Company recognized approximately $0.2 million and $1.9 million of revenue related to performance obligations satisfied in previous periods. During the three and nine months ended September 30, 2022, the Company reversed approximately $0.9 million and $1.6 million of revenue related to performance obligations satisfied in previous periods. The revenue recognized or reversed from performance obligations satisfied in the prior periods primarily related to changes in the transaction price, including changes in the estimate of variable consideration.
Remaining Performance Obligations
As of September 30, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations was $58.9 million. These remaining performance obligations represent commitments in customer contracts for services expected to be provided in the future that have not been recognized as revenue. The expected timing of revenue recognition for these commitments is largely driven by the Company’s ability to deliver in accordance with relevant contract terms and when the Company’s customers utilize services, which could affect the Company’s estimate of when the Company expects to recognize revenue for these remaining performance obligations. The Company expects to recognize approximately 50% of the remaining performance obligations as revenues over the next 12 months. The majority of non-current remaining performance obligations will be recognized over the next 13 to 24 months.
Deferred Contract Costs
As of September 30, 2023 and December 31, 2022, total unamortized deferred contract costs were $3.4 million and $5.2 million, respectively, of which $1.2 million and $3.5 million was recorded within prepaid expenses and other current assets and $2.2 million and $1.7 million was recorded within deferred contract costs, non-current, on the unaudited condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.

The amortization of deferred contract costs was $0.7 million and $1.2 million for the three months ended September 30, 2023 and 2022, respectively, and $2.4 million and $3.6 million for the nine months ended September 30, 2023 and 2022, respectively, and is included in sales and marketing expense in the accompanying unaudited condensed consolidated statements of operations.
4. Investments and Fair Value Measurements
The carrying amount, unrealized gain and loss, and fair value of investments by major security type were as follows:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$69,882	$—	$—	$69,882	Level 1
Marketable securities:
U.S. treasury and agency securities	93,761	—	(361)	93,400	Level 2
Commercial paper	7,632	—	—	7,632	Level 2
Debt securities	59,688	4	(348)	59,344	Level 2
Total marketable securities	161,081	4	(709)	160,376
Other investments:
Certificates of deposit	30	—	—	30	Level 2
Restricted cash, non-current:
Money market funds	6,959	—	—	6,959	Level 1
Certificates of deposit	335	—	—	335	Level 2
Total	$238,287	$4	$(709)	$237,582

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

Restricted cash that is not available for use in operations consists of $5.0 million collateral for standby letters of credit related to the Company’s office lease facilities and $1.9 million collateral for surety bonds related to the Title segment as of September 30, 2023.

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

The fair value of the Company’s investments in money market funds classified as Level 1 of the fair value hierarchy is based on real-time quotes for transactions in active exchange markets involving identical assets. The fair value of the Company’s investments in commercial paper and marketable securities classified as Level 2 of the fair value hierarchy is based on quoted market prices for similar instruments. The Company’s certificates of deposit are short-term in nature and are carried at amortized cost, which approximates fair value; as such, the certificates of deposit are classified within Level 2 of the fair value hierarchy.

The following table summarizes the stated maturities of the Company’s marketable securities and other investments:

	September 30, 2023	December 31, 2022
	(In thousands)
Due within one year	$133,283	$201,921
Due after one year through two years	27,123	28,027
Total marketable securities and other investments	$160,406	$229,948

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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company does not have an intent to sell any of these securities prior to maturity and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date. Accordingly, as of September 30, 2023, the Company believes that the unrealized losses are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no impairment losses have been recognized in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022, the number of investment positions that are in an unrealized loss position were 53 and 38, respectively. As of September 30, 2023, the Company had one security, with a fair value of $4.9 million, that has been in a continuous unrealized loss position for twelve months or greater. As of December 31, 2022, the Company had no securities that have been in a continuous unrealized loss position for twelve months or greater. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

The Company recognized interest income from its investment portfolio of $2.7 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively and $8.8 million and $0.7 million for the nine months ended September 30, 2023 and 2022, respectively. Accrued interest receivable related to marketable securities was $0.8 million and $0.9 million, as of September 30, 2023 and December 31, 2022, respectively, and is presented within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. The Company does not measure an allowance for credit losses on accrued interest receivable and recognizes interest receivable write offs as a reversal of interest income. No accrued interest was written off during the three and nine months ended September 30, 2023 and 2022.
5. Intangible Assets
Intangible assets consisted of the following:

	September 30, 2023
	Weighted Average Remaining Amortization	Gross Amount	Accumulated Amortization	Net Book Value
	(In years)	(In thousands)
Intangible assets subject to amortization:
Domain name	8.0	$210	$(96)	$114
Indefinite-lived intangible assets:
Acquired licenses		2,000	—	2,000
Total intangible assets, net		$2,210	$(96)	$2,114

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

Amortization of intangible assets for the three and nine months ended September 30, 2023 was immaterial. Amortization of intangible assets for the three and nine months ended September 30, 2022 was $0.3 million and $8.4 million, respectively.
6. Significant Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Contract assets	$407	$1,252
Deferred contract costs	1,244	3,518
Prepaid software	5,018	5,472
Prepaid insurance	2,953	3,646
Prepaid other	5,270	2,184
Recording fee advances	612	857
Other current assets	3,141	2,302
Total prepaid expenses and other current assets	$18,645	$19,231

Recording fee advances represent amounts advanced on behalf of customers in the Title segment associated with the recording of mortgage documents. These amounts are primarily recouped within 30 days from funds in the escrow accounts the Company administers.
Property and Equipment, Net
Property and equipment, net, consisted of the following:

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	September 30, 2023	December 31, 2022
	(In thousands)
Computer and software	$6,318	$5,843
Furniture and fixtures	1,816	1,886
Leasehold improvements	4,886	4,884
Total property and equipment, gross	13,020	12,613
Accumulated depreciation and amortization	(8,569)	(6,871)
Total property and equipment, net	$4,451	$5,742

Depreciation expense for the three months ended September 30, 2023 and 2022 was $0.6 million. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $1.9 million and $1.7 million, respectively.
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
Investments in Non-Marketable Equity Securities
The Company holds an equity investment in a privately-held company in exchange for 103,611 shares of Series Growth 1a Preferred Stock. This investment in the equity securities without readily determinable fair value is measured at cost, less impairment, if any, plus or minus observable price changes in orderly transactions of an identical or similar investment of the same issuer. The carrying value of this investment was $5.4 million as of September 30, 2023 and December 31, 2022, respectively, which includes a cumulative upward adjustment of $2.9 million based on an observable price change in the three and nine months ended September 30, 2022. There were no impairments or observable price changes for the three and nine months ended September 30, 2023.
Cloud Computing Arrangements
The Company capitalizes certain implementation costs incurred during the application development stage under cloud computing arrangements that are service contracts. The carrying value of the capitalized costs was $0.3 million as of September 30, 2023, which is presented within prepaid expenses and other current assets. The carrying value of the capitalized costs was $0.9 million as of December 31, 2022, of which $0.7 million is presented within prepaid expenses and other current assets, and $0.2 million is presented within other non-current assets on the unaudited condensed consolidated balance sheets. Amortization of capitalized implementation costs is recognized on a straight-line basis over the term of the associated hosting arrangement when it is ready for its intended use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other Current Liabilities
Other current liabilities consisted of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Accrued expenses	$2,440	$3,051
Accrued interest	81	73
Accrued professional fees	1,941	2,615
Accrued connectivity fees	4,083	3,143
Accrued litigation contingencies	455	700
Operating lease liabilities, current portion	4,294	4,089
Other	1,474	1,788
Total other current liabilities	$14,768	$15,459
Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Early exercise liabilities	$641	$2,002
Payroll tax liabilities	854	1,354
Other liabilities	1,861	2,122
Total other long-term liabilities	$3,356	$5,478

Title and Escrow Loss Reserve
The Company performs title insurance services and issues a title insurance policy as an agent for a third-party title insurance underwriter. The Company pays part of the title insurance policy fee charged to its customers to the third-party title insurance underwriter as compensation for accepting the risk associated with issuing the title policy. The Company may incur a loss if it does not follow the guidelines outlined in the agency agreements, and in the state of California, the Company is obligated to reimburse the insurance company for up to the first $5,000 in losses related to a claim on a policy issued through Title365. Reserves for estimated future losses on policies issued are established at the time the title insurance revenue is recognized in accordance with ASC 450, Contingencies, and are based on claim loss history, industry trends, legal environment, geographic considerations, and the type of title insurance policies written. As of September 30, 2023, title and escrow loss reserves were $1.8 million, of which $0.2 million, is presented within other current liabilities and $1.6 million is presented within other non-current liabilities on the consolidated balance sheets. As of December 31, 2022, title and escrow loss reserves were $2.1 million, of which $0.2 million is presented within other current liabilities and $1.9 million is presented within other non-current liabilities on the consolidated balance sheets.
7. Leases
The Company leases its facilities under non-cancelable operating leases with various expiration dates. Leases may contain escalating payments.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s total operating lease costs were $1.7 million and $2.0 million for the three months ended September 30, 2023 and 2022, respectively. The Company’s total operating lease costs were $5.0 million and $5.6 million for the nine months ended September 30, 2023 and 2022, respectively. The Company’s total operating lease costs include variable costs in the amount of $0.6 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively, and $1.6 million and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively. Variable lease costs are primarily comprised of maintenance costs and are determined based on the actual costs incurred during the period. Variable lease payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.

As of September 30, 2023 and December 31, 2022, the weighted average remaining operating lease term was 3.3 years and 3.8 years, respectively. The weighted average discount rate used to estimate operating lease liabilities for leases that existed as of September 30, 2023 and December 31, 2022 was 8.1% and 7.9%, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $1.2 million and $1.1 million for the three months ended September 30, 2023 and 2022, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $3.7 million and $3.6 million for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, maturities of operating lease liabilities were as follows:

(In thousands)
Remainder of 2023	$1,297
2024	5,106
2025	4,251
2026	1,301
2027	1,094
Thereafter	1,259
Total lease payments	14,308
Less: imputed interest	(1,879)
Total operating lease liabilities	$12,429
8. Commitments and Contingencies
Contingencies
From time to time and in the normal course of business, the Company may be subject to various legal matters, such as threatened or pending claims or proceedings. The litigation contingencies, if realized, could have a material negative impact on the Company’s financial condition, results of operations, and cash flows. The Company recognizes a provision for litigation losses when a contingent liability is probable and the amount thereof is reasonably estimable. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. Amounts accrued for litigation contingencies are based on the Company’s best estimates, assessments of the likelihood of damages, and the advice of counsel and often result from a series of judgments about future events and uncertainties that rely heavily on estimates and assumptions, therefore the actual settlement amounts could differ from the estimated contingency accrual and result in additional charges or reversals in future periods. The Company had a litigation contingency accrual of approximately $0.5 million and $0.7 million as of September 30, 2023 and December 31, 2022 respectively which was presented within other current liabilities in the unaudited condensed consolidated balance sheets.

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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company enters into indemnification provisions under (i) its agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers, and landlords and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2023 or December 31, 2022.

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

Escrow or Trust Funds
The Company administers escrow and trust deposits held at third-party financial institutions representing funds received under real estate contracts, escrowed funds received under escrow agreements, and undisbursed amounts received for settlement of mortgage and home equity loans. These funds are not considered assets of the Company and, therefore, are not included in the accompanying unaudited condensed consolidated balance sheets; however, the Company remains contingently liable for the disposition of these funds on behalf of its customers. Cash held by the Company for these purposes was approximately $5.3 million, net of outstanding checks in transit of $25.3 million as of September 30, 2023, and approximately $5.0 million, net of outstanding checks in transit of $42.8 million as of December 31, 2022.
9. Debt Financing
Debt consisted of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Term Loan - principal	$225,000	$225,000
Term Loan - exit fee	4,500	4,500
Less: unamortized debt discounts and issuance costs	(10,495)	(12,699)
Total debt	$219,005	$216,801

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

The Term Loan was fully drawn at closing to provide, in part, the cash consideration paid in connection with the acquisition of Title365. The Revolving Facility remained available and undrawn as of September 30, 2023.

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

In connection with the Credit Agreement, the Company issued a Series G preferred stock warrant to purchase 598,431 shares of Class A common stock at an exercise price per share of $13.827822. The terms of the warrant agreement provide the holder with an option to net settle if the fair value of Class A common stock is greater than the exercise price. The net shares to be issued in a cashless exercise are based on the fair value of the Company’s Class A common stock at the time the warrant is exercised. As of September 30, 2023, the warrant has not been exercised. The warrant will expire 10 years from the issue date. The proceeds from the issuance of debt were allocated between the Term Loan and the warrant based on their relative fair values, resulting in a debt discount of approximately $6.8 million for the amount allocated to the warrant and accounted for as paid-in capital.

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

Including the impact of the deferred debt issuance costs and the debt discounts resulting from the exit fee and the warrant, the effective interest rate on the Term Loan was approximately 14.68% as of September 30, 2023. Debt issuance costs, debt discounts, and the Revolving Facility issuance costs are being amortized as interest expense over the term of the Credit Agreement.

The fair value of the Term Loan was approximately $219.4 million and $221.1 million as of September 30, 2023 and December 31, 2022, respectively, and is classified as Level 2 in the fair value hierarchy. The fair value of the Term Loan was measured by applying the income approach, which discounts the future contractual cash flows using a current risk-adjusted rate available to borrowers with similar credit ratings.

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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit and restrict us and our subsidiaries’ ability to: (i) incur indebtedness; (ii) grant liens; (iii) make investments, loans or advances; (iv) merge or consolidate; (v) sell assets; (vi) pay dividends; and (vii) enter into certain transactions with affiliates, in each case subject to customary exceptions for a credit facility of this size and type. In the event of a default, the Credit Agreement may require a mandatory prepayment of amounts due thereunder. The Credit Agreement also contains a minimum liquidity covenant. As of September 30, 2023, the Company was in compliance with these covenants.
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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Preferred Stock
The Company’s board of directors has the authority to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences, and rights of the shares of each series and any of its qualifications, limitations, or restrictions, in each case without further vote or action by the Company’s stockholders. As of September 30, 2023, the Company had 200,000,000 shares authorized and no shares issued and outstanding of preferred stock.
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

A summary of the stock option activity is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(In thousands)		(In years)	(In thousands)
Balance as of December 31, 2022	25,337	$5.18	7.1	$3,076
Granted	—
Exercised	(68)	$0.65		$—
Canceled and forfeited	(3,185)	$9.07
Balance as of September 30, 2023	22,084	$4.62	6.3	$2,412

Vested and exercisable as of September 30, 2023	16,589	$4.40	6.0	$2,412

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

No options were granted during the three and nine months ended September 30, 2023. The weighted average grant-date fair value of options granted during the three and nine months ended September 30, 2022 was $1.30 per share and $1.80 per share respectively.

The number of options unvested as of September 30, 2023 and December 31, 2022 was 5,496 and 10,717, respectively. The weighted average grant-date fair value of these unvested options was $2.82 and $3.61 per share at September 30, 2023 and December 31, 2022, respectively.

The total fair value of options vested during the three months ended September 30, 2023 and 2022 was $2.8 million and $7.4 million, respectively. The total fair value of options vested during the nine months ended September 30, 2023 and 2022 was $9.6 million and $26.6 million, respectively.

The aggregate intrinsic value of options exercised during the three and nine months ended September 30, 2023 was immaterial. The aggregate intrinsic value of options exercised during the three and nine months ended September 30, 2022 was $0.3 million and $3.2 million, respectively.

The estimated grant date fair values of the employee stock options granted under the 2012 Plan and 2021 Plan were calculated using the Black-Scholes Merton Option pricing model based on the following weighted average assumptions:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Expected term (years)	6.82	6.46
Expected volatility	51.43%	51.17%
Risk-free interest rate	3.92%	3.48%
Expected dividend yield	—	—

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

As of September 30, 2023, the total unrecognized stock-based compensation expense for stock options issued under the 2012 Plan and the 2021 Plan was approximately $14.3 million, which is expected to be recognized over a weighted average period of 2.4 years.
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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2023 and December 31, 2022, 205,048 and 527,868 shares of Class A common stock were subject to repurchase. As of September 30, 2023 and December 31, 2022, the cash proceeds received for unvested shares of Class A common stock presented within other long-term liabilities in the unaudited condensed consolidated balance sheets were $0.6 million and $2.0 million, respectively.
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted average grant date fair value per share
	(In thousands)
Balance as of December 31, 2022	12,392	$3.02
Granted	26,080	$1.10
Vested	(10,857)	$2.77
Cancelled and forfeited	(2,129)	$2.03
Balance as of September 30, 2023	25,486	$1.25

As of September 30, 2023, there was $29.8 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.6 years. RSUs granted under the 2021 Plan generally vest quarterly over a period of one or two years from the grant date.

The total fair value of RSUs vested during the three months ended September 30, 2023 and 2022 was $5.7 million and $17.4 million, respectively. The total fair value of RSUs vested during the nine months ended September 30, 2023 and 2022 was $30.1 million and $37.8 million, respectively.
Performance Stock Units
In March 2023 and August 2023, the Company’s board of directors granted a total of 4,000,000 restricted stock units with performance vesting conditions (“PSUs”) to certain senior executives. The PSUs will vest in four tranches upon continued service and satisfaction of certain market-based performance targets related to the Company’s stock price hurdles. The estimated weighted-average grant date fair value of the PSUs was $0.51 per share, which was determined using a Monte Carlo simulation model. The total stock-based compensation expense recognized for PSUs for the three and nine months ended September 30, 2023 was $0.2 million and $0.3 million, respectively. The total unrecognized compensation expense related to PSUs was $1.8 million as of September 30, 2023, which will be recognized over an estimated weighted average remaining period of 2.0 years.
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

The total stock-based compensation expense recognized for this award for the three months ended September 30, 2023 and 2022 was $1.5 million and $5.0 million, respectively. The total stock-based compensation expense recognized for this award for the nine months ended September 30, 2023 and 2022 was $10.9 million and $14.7 million, respectively. The total unrecognized compensation expense related to the award for all tranches was $15.4 million as of September 30, 2023, which will be recognized over an estimated weighted average remaining period of 3.5 years.
Stock-Based Compensation Expense
The Company’s stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Cost of revenue	$227	$452	$979	$1,495
Research and development	4,090	12,274	17,050	34,656
Sales and marketing	1,577	2,749	6,291	8,451
General and administrative	3,148	12,476	15,478	36,909
Total	$9,042	$27,951	$39,798	$81,511

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12. Restructuring
Workforce Reduction Plans
In 2022, the Company executed three workforce reduction initiatives as part of its broader efforts to improve cost efficiency and better align its operating structure with its business activities, with the focus on streamlining the Company’s title operations as well as its general and administrative functions. In April 2022, the Company committed to its first workforce reduction plan (the “April Plan”), which eliminated approximately 200 positions or 10% of the Company’s then-current workforce. In August 2022, the Company committed to an additional workforce reduction plan (the “August Plan”), which eliminated approximately 140 positions across the Company, or 10% of the Company’s then-current workforce. In November 2022, the Company committed to an additional workforce reduction plan (the “November Plan”), which eliminated approximately 100 positions, or 6% of the Company’s then-current workforce.
During the nine months ended September 30, 2023, the Company executed two workforce reduction initiatives. In January 2023, the Company committed to a workforce reduction plan (the “January Plan”), which eliminated approximately 340 positions, or 28% of the Company’s then-current workforce. In August 2023, the Company committed to an additional workforce reduction plan (the “August 2023 Plan”). The August 2023 Plan eliminated approximately 150 positions, or 19% of the Company’s then-current workforce.
Executive Transition Costs
On January 9, 2023, Marc Greenberg notified the Company of his intention to step down as Head of Finance of the Company, and as the Company’s principal financial officer under Section 16a-1(f) of the Exchange Act, effective following the filing on March 16, 2023 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. In connection with Mr. Greenberg’s resignation as Head of Finance, the Company entered into a discretionary retention bonus letter with Mr. Greenberg, which provides that the Company will pay Mr. Greenberg a bonus (the “Bonus Payment”) equal to the amount by which the aggregate value of: (i) his base salary, (ii) additional cash bonuses and (iii) value of any Blend equity awards that vest during such period of time, is less than $1,458,333 for period between September 1, 2022 through the March 31, 2023, provided Mr. Greenberg remains continuously employed by the Company through March 31, 2023. The Bonus Payment shall be made in cash or fully vested shares of Class A Common Stock of Blend of equivalent value, as determined by the Company’s Compensation Committee in its sole discretion. Mr. Greenberg’s last day of employment with Blend was April 3, 2023, and subsequently he received the Bonus Payment in the amount of $0.9 million. In addition to the Bonus Payment, Mr. Greenberg received the Company’s standard severance package, which includes 9 weeks of severance and other benefits in accordance with Company practices.

On January 9, 2023, Crystal Sumner notified the Company of her intention to step down as Head of Legal, Compliance, and Risk and Corporate Secretary of the Company, effective on February 1, 2023. In connection with Ms. Sumner’s departure, the Company entered into a transition agreement with Ms. Sumner, pursuant to which Ms. Sumner received a transition payment equal to 9 weeks of Ms. Sumner’s then-current base salary in accordance with Company practices.
The restructuring charges attributable to the workforce reduction plans and executive transaction costs amounted to approximately $9.1 million and $24.3 million for the three and nine months ended September 30, 2023, respectively. The restructuring charges attributable to the workforce reduction plans to approximately $5.9 million and $12.3 million for the three and nine months ended September 30, 2022, respectively. The restructuring charges consisted primarily of cash expenditures for compensation, severance, and transition payments, employee benefits, payroll taxes and related facilitation costs. The restructuring charges attributable to the August 2023 plan also include an accelerated expense of $2.1 million consisting of prepaid cash bonuses issued in the first and second quarter of 2023 to certain employees in lieu of previously committed equity-based awards.
The reconciliation of the restructuring liability balances is as follows:

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(In thousands)
Restructuring liability as of December 31, 2021	$—
April Plan charge	6,380
August Plan charge	5,935
November Plan charge	2,960
Settlements	(13,661)
Restructuring liability as of December 31, 2022	1,614
January Plan charge	14,025
Executive transition costs	1,107
August 2023 Plan charge (excluding accelerated amortization of prepaid cash bonuses)	6,991
Settlements	(19,497)
Restructuring liability as of September 30, 2023	$4,240
As of September 30, 2023, the $4.2 million remaining restructuring liability consists primarily of accrued severance, which is included in accrued compensation on the unaudited condensed consolidated balance sheet.
13. Income Taxes
The provision for income taxes was immaterial for the three months ended September 30, 2023 and 2022, respectively. The Company recorded a provision for income taxes of $0.2 million for the nine months ended September 30, 2023 consisting of current tax expense related to state and foreign income taxes. The Company recorded an income tax benefit of $2.7 million for the nine months ended September 30, 2022, consisting primarily of deferred tax benefit resulting from an adjustment to the valuation allowance.

The Company reassessed the ability to realize deferred tax assets by considering the available positive and negative evidence. As of September 30, 2023, the Company concluded that its net deferred tax assets are not more-likely-than-not to be realized and maintained a full valuation allowance against such net deferred tax assets.

As of September 30, 2023, the Company files tax returns in the U.S. federal and various state jurisdictions. Due to the Company’s U.S. net operating loss carryforwards, its income tax returns generally remain subject to examination by federal and most state tax authorities. Beginning in 2022, the Company’s subsidiary files income tax returns in India which are subject to examination by tax authorities in India.
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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,
	2023		2022
	Class A Common	Class B Common	Class A Common	Class B Common
	(In thousands, except per share data)
Numerator:
Net loss attributable to Blend Labs, Inc.	$(40,074)	$(1,686)	$(119,355)	$(6,773)
Less: accretion of RNCI to redemption value	(1,393)	(59)	(7,426)	(421)
Net loss attributable to Blend Labs, Inc common stockholders	$(41,467)	$(1,745)	$(126,781)	$(7,194)

Denominator:
Weighted average common stock outstanding, basic and diluted	236,464	9,946	222,634	12,633

Net loss per share attributable to Blend Labs, Inc.:
Basic and diluted	$(0.18)	$(0.18)	$(0.57)	$(0.57)

	Nine Months Ended September 30,
	2023		2022
	Class A Common	Class B Common	Class A Common	Class B Common
	(In thousands, except per share data)
Numerator:
Net loss attributable to Blend Labs, Inc.	$(142,123)	$(6,285)	$(604,882)	$(34,721)
Less: accretion of RNCI to redemption value	(4,884)	(216)	(43,784)	(2,513)
Net loss attributable to Blend Labs, Inc common stockholders	$(147,007)	$(6,501)	$(648,666)	$(37,234)

Denominator:
Weighted average common stock outstanding, basic and diluted	233,721	10,336	220,084	12,633
Net loss per share attributable to Blend Labs, Inc.:
Basic and diluted	$(0.63)	$(0.63)	$(2.95)	$(2.95)

The following potential shares of common stock were excluded from the computation of diluted net earnings per share attributable to the Company for the periods presented because including them would have been antidilutive as the Company has reported net loss for each of the periods presented:

	As of September 30,
	2023	2022
	(In thousands)
Outstanding stock options	22,084	26,351
Early exercised options subject to repurchase	205	682
Non-plan Co-Founder and Head of Blend options	26,057	26,057
Unvested restricted stock units	25,486	14,078
Unvested performance stock awards	4,000	126
Common stock warrants	598	598
Total antidilutive securities	78,430	67,892

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

The following table provides information about each reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Segment revenue:
Blend Platform	$28,642	$29,969	$83,677	$96,146
Title	11,949	25,384	37,065	96,270
Total revenue	$40,591	$55,353	$120,742	$192,416

Segment gross profit:
Blend Platform	$20,030	$20,076	$58,265	$60,624
Title	2,033	1,034	3,144	14,620
Total gross profit	$22,063	$21,110	$61,409	$75,244

Operating expenses:
Research and development	$18,826	$34,240	$67,174	$104,846
Sales and marketing	14,494	20,518	48,190	65,297
General and administrative	15,819	32,140	56,146	105,714
Amortization of acquired intangible assets	—	275	—	8,411
Impairment of intangible assets and goodwill	—	57,857	—	449,680
Restructuring	9,122	5,936	24,254	12,316
Total operating expenses	58,261	150,966	195,764	746,264
Loss from operations	(36,198)	(129,856)	(134,355)	(671,020)
Interest expense	(8,210)	(6,158)	(23,726)	(17,442)
Other income (expense), net	2,632	3,281	8,746	3,378
Loss before income taxes	$(41,776)	$(132,733)	$(149,335)	$(685,084)

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

As we navigate through a challenging economic environment, we are focused on customer acquisition, maximizing existing partnerships and product expansion as well as efficient investment and disciplined cost management. We see opportunities for expansion into new markets, including markets outside the United States.
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

For the three months ended September 30, 2023, we have seen a 26% decrease in mortgage transactions, particularly refinance transactions, on our software platform compared to the three months ended September 30, 2022. We attribute the majority of this decrease to rapidly rising interest rates, decreased housing affordability, and uncertain worldwide political and economic conditions.
Workforce Reduction Plans
Since April 2022, we have implemented several workforce reduction actions as part of our broader efforts to improve cost efficiency and better align our operating structure with our business activities and the current market. Refer to Note 12, Restructuring, for additional information.

In the three and nine months ended September 30, 2023, we incurred $9.1 million and $24.3 million respectively, in restructuring charges in relation to these workforce reductions.

On August 9, 2023, we committed to a fifth workforce reduction plan (the “August 2023 Plan”) in addition to the workforce reduction plans disclosed on January 10, 2023 (the “January 2023 Plan” and together with the August 2023 Plan, the “2023 Plans”), November 9, 2022 (the “November 2022 Plan”), August 15, 2022 (the “August 2022 Plan”) and April 18, 2022 (the “April 2022 Plan” and together with the November 2022 Plan and the August 2022 Plan, the “2022 Plans”). The August 2023 Plan further streamlines our title operations, as well as our corporate operations in research and development, sales and marketing, and general and administrative functions. The August 2023 Plan includes the elimination of approximately 150 then-current positions, or 19% of our onshore workforce, and approximately 20 vacancies that would otherwise have been filled. We incurred approximately $9.1 million in charges in connection with the August 2023 Plan, consisting of cash expenditures for severance payments, employee benefits, payroll taxes, related facilitation costs, and accelerated amortization of prepaid cash bonuses. The execution of the August 2023 Plan is expected to be substantially complete in the first quarter of 2024.

We may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of any workforce reduction plan. Our implementation of any workforce reduction plan is subject to risks and uncertainties, including the possibility that there are impediments to our ability to execute any workforce reduction plan or related initiatives as currently contemplated, the actual charges in implementing the plans or related initiatives are higher than anticipated, there are changes to the assumptions on which the estimated charges associated with any workforce reduction plans or related initiatives are based, we are unable to achieve our projected cost savings in connection with any workforce reduction plans or related initiatives, or there are unintended consequences from any workforce reduction plans or related initiatives that impact our business.
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

The following table sets forth our key business metrics:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Number of mortgage banking transactions(1)	217	292	639	1,020
(1) Includes estimated transactions for funded loans not yet reported for the quarter ended September 30, 2023
Title closed orders	4	11	13	52
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

Our customers have the ability to access our platform under subscription arrangements, in which customers commit to a minimum number of completed transactions at specified prices over the contract term, or under usage-based arrangements, in which customers pay in arrears a variable amount for completed transactions at specified prices. Our subscription arrangements are generally noncancelable, and we may also earn additional overage fees if the number of completed transactions exceeds the contractual amounts. Our usage-based arrangements generally can be terminated at any time by the customer. We recognize revenue ratably for our subscription arrangements because the customer receives and consumes the benefits of our platform throughout the contract period. We recognize fees for usage-based arrangements as the completed transactions are processed using our platform. Over the last several quarters, we have seen a shift towards usage-based arrangements in our customer contracts. Revenue from usage-based arrangements represented 60% and 51% of our Blend Platform segment revenue for nine months ended September 30, 2023 and 2022, respectively.

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
Operating Expenses
During 2022 and throughout 2023, we have taken actions to manage our operating expenses and focus our investments on initiatives critical to achieving our broader strategy. Over the course of the remaining portion of the fiscal year we expect to see ongoing improvements in our expenses from these actions.

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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Revenue
Software	$26,505	$28,161	$77,590	$90,345
Professional services	2,137	1,808	6,087	5,801
Title	11,949	25,384	37,065	96,270
Total revenue	40,591	55,353	120,742	192,416
Cost of revenue(1)
Software	5,675	6,809	16,964	24,151
Professional services	2,937	3,084	8,448	11,371
Title	9,916	24,350	33,921	81,650
Total cost of revenue	18,528	34,243	59,333	117,172
Gross profit	22,063	21,110	61,409	75,244
Operating expenses:
Research and development(1)	18,826	34,240	67,174	104,846
Sales and marketing(1)	14,494	20,518	48,190	65,297
General and administrative(1)	15,819	32,140	56,146	105,714
Amortization of acquired intangible assets	—	275	—	8,411
Impairment of intangible assets and goodwill	—	57,857	—	449,680
Restructuring	9,122	5,936	24,254	12,316
Total operating expenses	58,261	150,966	195,764	746,264
Loss from operations	(36,198)	(129,856)	(134,355)	(671,020)
Interest expense	(8,210)	(6,158)	(23,726)	(17,442)
Other income (expense), net	2,632	3,281	8,746	3,378
Loss before income taxes	(41,776)	(132,733)	(149,335)	(685,084)
Income tax (expense) benefit	(44)	(14)	(168)	2,717
Net loss	$(41,820)	$(132,747)	$(149,503)	$(682,367)

(1)Includes stock-based compensation as follows:	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Cost of revenue	$227	$452	$979	$1,495
Research and development	4,090	12,274	17,050	34,656
Sales and marketing	1,577	2,749	6,291	8,451
General and administrative	3,148	12,476	15,478	36,909
Total stock-based compensation	$9,042	$27,951	$39,798	$81,511

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(as a % of revenue)*
Revenue
Software	65%	51%	64%	47%
Professional services	5	3	5	3
Title	30	46	31	50
Total revenue	100	100	100	100
Cost of revenue
Software	14	12	14	13
Professional services	7	6	7	6
Title	25	44	28	42
Total cost of revenue	46	62	49	61
Gross margin	54	38	51	39
Operating expenses:
Research and development	47	62	55	54
Sales and marketing	36	37	40	34
General and administrative	39	58	47	55
Amortization of acquired intangible assets	—	—	—	4
Impairment of intangible assets and goodwill	—	105	—	234
Restructuring	22	11	20	6
Total operating expenses	144	273	162	388
Loss from operations	(89)	(235)	(111)	(349)
Interest expense	(20)	(11)	(20)	(9)
Other income (expense), net	6	6	7	2
Loss before income taxes	(103)	(240)	(124)	(356)
Income tax (expense) benefit	—	—	—	1
Net loss	(103)%	(240)%	(124)%	(355)%
____________
*Certain percentages may not foot due to rounding

Comparison of the Three Months Ended September 30, 2023 and 2022
Revenue and Cost of Revenue

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(In thousands)
Segment revenue:
Blend Platform:
Mortgage Suite	$20,306	$22,897	$(2,591)	(11%)
Consumer Banking Suite	6,199	5,264	935	18%
Professional Services	2,137	1,808	329	18%
Total Blend Platform revenue	28,642	29,969	(1,327)	(4%)
Title:
Traditional	8,701	19,303	(10,602)	(55%)
Digitally-enabled	3,248	6,081	(2,833)	(47%)
Total Title revenue	11,949	25,384	(13,435)	(53%)
Total revenue	$40,591	$55,353	$(14,762)	(27%)
Segment cost of revenue:
Blend Platform	$8,612	$9,893	$(1,281)	(13%)
Title	9,916	24,350	(14,434)	(59%)
Total cost of revenue	$18,528	$34,243	$(15,715)	(46%)
Segment gross profit:
Blend Platform	$20,030	$20,076	$(46)	—%
Title	2,033	1,034	999	97%
Total gross profit	$22,063	$21,110	$953	5%

Revenue decreased $14.8 million, or 27%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, driven by a decrease in Title segment revenue of $13.4 million, or 53%, primarily due to the lower volume of title orders, and a decrease in Blend Platform revenue of $1.3 million, or 4%. Within Blend Platform revenue, Mortgage Suite revenue decreased $2.6 million, or 11%, primarily due to the lower volume of mortgage banking transactions, particularly refinance transactions, with our customers, Consumer Banking Suite revenue increased $0.9 million, or 18%, primarily due to the increase in home equity, deposit accounts, and personal loan transactions, and Professional Services revenue increased by $0.3 million, or 18%, primarily due to an increase in professional services associated with the deployment and support of our platform.

Cost of revenue decreased $15.7 million, or 46%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, driven by a decrease of $14.4 million, or 59% within the Title segment, primarily due to the lower volume of title orders, and a decrease in Blend Platform cost of revenue of $1.3 million, or 13%, primarily due to the lower volume of mortgage banking transactions.

Operating Expenses

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$18,826	$34,240	$(15,414)	(45%)
Sales and marketing	14,494	20,518	(6,024)	(29%)
General and administrative	15,819	32,140	(16,321)	(51%)
Amortization of acquired intangible assets	—	275	(275)	(100%)
Impairment of intangible assets and goodwill	—	57,857	(57,857)	(100%)
Restructuring	9,122	5,936	3,186	54%
Total operating expenses	$58,261	$150,966	$(92,705)	(61%)
Research and Development
Research and development expenses decreased $15.4 million, or 45%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily due to a $5.9 million decrease in personnel related expenses and a $8.2 million decrease in stock-based compensation expense attributable to a decrease in headcount, in each case, related to our restructuring actions, and a $1.3 million decrease in professional and outside services.
Sales and Marketing
Sales and marketing expenses decreased $6.0 million, or 29%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily due to a $2.4 million decrease in commissions, a $1.3 million decrease in personnel related expenses, and a $1.2 million decrease in stock-based compensation expense attributable to a decrease in headcount, in each case, related to our restructuring actions.
General and Administrative
General and administrative expenses decreased $16.3 million, or 51%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily due to a $4.7 million decrease in personnel related expenses and a $9.3 million decrease in stock-based compensation expense attributable to a decrease in headcount, in each case, related to our restructuring actions, a $0.8 million decrease in insurance, and a $0.9 million decrease in software and hosting costs.
Amortization of acquired intangible assets
Amortization of acquired intangible assets decreased $0.3 million, or 100%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, due to the full write off of the customer relationship intangible assets from the Title365 acquisition resulting from an impairment charge recognized in 2022.
Impairment of intangible assets and goodwill
Impairment of intangible assets and goodwill decreased $57.9 million, or 100%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, due to the impairment charges recorded in connection with an interim quantitative impairment review of the intangible assets and goodwill within the Title365 reporting unit performed as of September 30, 2022.

Restructuring
Restructuring expenses increased $3.2 million, or 54%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase is attributable to the charges under the August 2023 Plan, which eliminated approximately 150 positions and included a $2.1 million charge related to accelerated amortization of prepaid cash bonuses issued in the first and second quarter of 2023 to certain employees in lieu of previously committed equity-based awards in addition to expenditures for cash compensation, severance, employee benefits and facilitation costs, while the August 2022 plan eliminated approximately 140 positions and did not include a charge related to the accelerated expense consisting of prepaid cash bonuses.

Interest Expense

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(In thousands)
Interest expense	$(8,210)	$(6,158)	$(2,052)	33%
Interest expense increased $2.1 million, or 33%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to the increase in interest rate on the $225.0 million Term Loan under the Credit Agreement. The borrowings under the Credit Agreement accrue interest at a floating rate which can be, at our option, either (i) an adjusted Term SOFR rate for a specified interest period plus an applicable margin of 7.50% or (ii) a base rate plus an applicable margin of 6.50%. The effective interest rate on our Term Loan was approximately 14.68% and 11.76% as of September 30, 2023 and September 30, 2022, respectively.
Other Income (Expense), net

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(In thousands)
Other income (expense), net	$2,632	$3,281	$(649)	(20%)
Other income (expense), net decreased $0.6 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily due to a $2.9 million gain on investment on non-marketable equity securities recognized in 2022, partially offset by the $2.4 million increase in interest income on our investment portfolio in the three months ended September 30, 2023 as compared to three months ended September 30, 2022.
Income Tax (Expense) Benefit

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(In thousands)
Income tax (expense) benefit	$(44)	$(14)	$(30)	214%
The increase in income tax expense for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was immaterial.

Comparison of the Nine Months Ended September 30, 2023 and 2022
Revenue and Cost of Revenue

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(In thousands)
Segment revenue:
Blend Platform:
Mortgage Suite	$60,371	$76,627	$(16,256)	(21%)
Consumer Banking Suite	17,219	13,718	3,501	26%
Professional Services	6,087	5,801	286	5%
Total Blend Platform revenue	83,677	96,146	(12,469)	(13%)
Title:
Traditional	27,492	89,895	(62,403)	(69%)
Digitally-enabled	9,573	6,375	3,198	50%
Total Title revenue	37,065	96,270	(59,205)	(61%)
Total revenue	$120,742	$192,416	$(71,674)	(37%)
Segment cost of revenue:
Blend Platform	$25,412	$35,522	$(10,110)	(28%)
Title	33,921	81,650	(47,729)	(58%)
Total cost of revenue	$59,333	$117,172	$(57,839)	(49%)
Segment gross profit:
Blend Platform	$58,265	$60,624	$(2,359)	(4%)
Title	3,144	14,620	(11,476)	(78%)
Total gross profit	$61,409	$75,244	$(13,835)	(18%)

Revenue decreased $71.7 million, or 37%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, driven by a decrease in Title segment revenue of $59.2 million, or 61%, primarily due to the lower volume of title orders, and a decrease in Blend Platform revenue of $12.5 million, or 13%. Within Blend Platform revenue, Mortgage Suite revenue decreased $16.3 million, or 21%, primarily due to the lower volume of mortgage banking transactions, particularly refinance transactions, with our customers. Consumer Banking Suite revenue increased $3.5 million, or 26%, primarily due to the increase in home equity, deposit accounts, and personal loan transactions.

Cost of revenue decreased $57.8 million, or 49%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, driven by a decrease of $47.7 million, or 58% within the Title segment, primarily due to the lower volume of title orders, and a decrease in Blend Platform cost of revenue of $10.1 million, or 28%, primarily due to the lower volume of mortgage banking transactions.

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$67,174	$104,846	$(37,672)	(36%)
Sales and marketing	48,190	65,297	(17,107)	(26%)
General and administrative	56,146	105,714	(49,568)	(47%)
Amortization of acquired intangible assets	—	8,411	(8,411)	(100%)
Impairment of intangible assets and goodwill	—	449,680	(449,680)	(100%)
Restructuring	24,254	12,316	11,938	97%
Total operating expenses	$195,764	$746,264	$(550,500)	(74%)

Research and Development
Research and development expenses decreased $37.7 million, or 36%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to a $16.9 million decrease in personnel related expenses and a $17.6 million decrease in stock-based compensation expense attributable to a decrease in headcount, in each case, related to our restructuring actions, and a $3.0 million decrease in professional and outside services.
Sales and Marketing
Sales and marketing expenses decreased $17.1 million, or 26%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to a $9.6 million decrease in personnel related expenses and a $2.2 million decrease in stock-based compensation expense, and a $3.1 million decrease in commissions, attributable to a decrease in headcount, in each case, related to our restructuring actions.
General and Administrative
General and administrative expenses decreased $49.6 million, or 47%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to a $17.6 million decrease in personnel expenses and a $21.4 million decrease in stock-based compensation expense attributable to a decrease in headcount, in each case, related to our restructuring actions, as well as a $4.0 million decrease in insurance, a $2.3 million decrease in software and hosting costs, a $1.4 million decrease in professional services, and a $1.5 million decrease in facilities costs.
Amortization of acquired intangible assets
Amortization of acquired intangible assets decreased $8.4 million, or 100%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, due to the full write off of the customer relationship intangible assets from the Title365 acquisition resulting from an impairment charge recognized in 2022.
Impairment of intangible assets and goodwill
Impairment of intangible assets and goodwill decreased $449.7 million, or 100%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, due to the impairment charges recorded in connection with an interim quantitative impairment review of the intangible assets and goodwill within the Title365 reporting unit performed as of September 30, 2022.

Restructuring
Restructuring expenses increased $11.9 million, or 97%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to the execution of the 2023 Plans, which were larger than the 2022 Plans. The restructuring charges included cash expenditures for compensation and severance payments, executive transition costs, employee benefits, payroll taxes and related facilitation costs.

Interest Expense

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(In thousands)
Interest expense	$(23,726)	$(17,442)	$(6,284)	36%
Interest expense increased $6.3 million, or 36%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to the increase in interest rate on the $225.0 million Term Loan under the Credit Agreement. The borrowings under the Credit Agreement accrue interest at a floating rate which can be, at our option, either (i) an adjusted Term SOFR rate for a specified interest period plus an applicable margin of 7.50% or (ii) a base rate plus an applicable margin of 6.50%. The effective interest rate on our Term Loan was approximately 14.68% and 11.76% as of September 30, 2023 and September 30, 2022, respectively.
Other Income (Expense), net

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(In thousands)
Other income (expense), net	$8,746	$3,378	$5,368	159%
Other income (expense), net increased $5.4 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to a $8.1 million increase in interest income on our investment portfolio, partially offset by $2.9 million gain on investment on non-marketable equity securities recognized in 2022.
Income Tax (Expense) Benefit

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(In thousands)
Income tax (expense) benefit	$(168)	$2,717	$(2,885)	(106%)
Income tax (expense) benefit decreased $2.9 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to an adjustment to the valuation allowance resulting from changes in U.S. tax law requiring capitalization and amortization of research and development costs for tax purposes recorded in 2022.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through proceeds from the issuance of our stock and warrants and cash generated from the sale of our product offerings, as well as debt financing. As of September 30, 2023, our principal sources of liquidity were cash, cash equivalents, marketable securities of $245.0 million, and availability of credit under our $25.0 million senior secured revolving credit facility. Cash and cash equivalents are comprised of bank deposits and money market funds. Marketable securities are comprised of U.S. treasury and agency securities, commercial paper, and corporate debt securities. Most of our cash and cash equivalents are held in the United States.

We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $1,311.3 million as of September 30, 2023. We expect to continue to incur operating losses for the foreseeable future due to the investments that we intend to make in our business, and the decline in our revenue due to the current macroeconomic environment and, as a result, we may require additional capital resources to grow our business.

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
In August 2023, we committed to the August 2023 Plan, which further streamlines our title operations, as well as our corporate operations in research and development, sales and marketing, and general and administrative functions. The August 2023 Plan eliminated approximately 150 current positions, or 19% of our current onshore workforce, and approximately 20 vacancies. We incurred approximately $9.1 million in charges in connection with the August 2023 Plan, including a $2.1 million acceleration of amortization of prepaid cash bonuses. The execution of the August 2023 Plan is expected to be complete in the first quarter of 2024. The eliminated positions represent annualized compensation expenses of approximately $33.0 million.

We believe that current cash, cash equivalents, marketable securities, and the availability of credit under our revolving credit facility will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements, however, will depend on the timing of a recovery in the mortgage market, continued growth in our customer base, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and features, and the continuing market adoption of Blend’s software platform and the effectiveness of our efforts to improve cost efficiency. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition would be adversely affected. See the section titled “Risk Factors"—Risks Related to Our Business—Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and harm our results of operations.”

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Net cash used in operating activities	$(106,930)	$(143,085)
Net cash provided by investing activities	74,069	42,044
Net cash (used in) provided by financing activities	(4,837)	2,179
Effect of exchange rates on cash, cash equivalents, and restricted cash	(10)	160
Net decrease in cash, cash equivalents, and restricted cash	$(37,708)	$(98,702)
Cash Used in Operating Activities
Our largest source of operating cash is cash collections from our customers, and our primary uses of cash in operations are for employee-related expenditures, sales and marketing expenses, and third-party hosting costs.

Net cash used in operating activities for the nine months ended September 30, 2023 and 2022, was $106.9 million and $143.1 million, respectively. The increase in cash used in operations reflects our net loss adjusted for noncash items, such as charges associated with stock-based compensation, depreciation and amortization, change in deferred taxes, amortization of deferred contract costs, amortization of operating lease right-of-use assets, and amortization of debt discount and issuance costs on our long-term debt, and changes in operating assets and liabilities. Fluctuations in operating assets and liabilities are affected primarily by changes in trade and other receivables, prepaid expenses and other current assets, accrued compensation, deferred revenue, accounts payable and other liabilities.

Cash Provided by Investing Activities
Net cash provided by investing activities during the nine months ended September 30, 2023 was $74.1 million, which was primarily due to maturities of marketable securities of $277.9 million, mostly offset by $203.3 million used in purchase of marketable securities.

Net cash provided by investing activities during the nine months ended September 30, 2022 was $42.0 million, which was primarily due to maturities of marketable securities of $139.9 million, offset by $96.2 million used in purchase of marketable securities and $1.6 million in purchases of property and equipment and internal-use software.

Cash (Used in) Provided by Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2023 was $4.8 million, primarily consisting of repurchases of shares to satisfy minimum tax withholding.

Net cash provided by financing activities for the nine months ended September 30, 2022 was $2.2 million, primarily consisting of proceeds from the exercises of stock options of $2.6 million, net of repurchases.

Contingent Obligations
We administer escrow and trust deposits held at third-party financial institutions representing funds received under real estate contracts, escrowed funds received under escrow agreements, and/or undisbursed amounts received for settlement of mortgage and home equity loans. Cash held for these purposes was approximately $5.3 million, net of outstanding checks in transit of $25.3 million as of September 30, 2023. These funds are not considered assets of ours and, therefore, are not included in our unaudited condensed consolidated balance sheet; however, we are contingently liable for the disposition of these funds on behalf of consumers.

As of September 30, 2023, we did not have any other relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $84.6 million and marketable securities and other investments of $160.4 million as of September 30, 2023, which consisted of bank deposits, money market funds, U.S. treasury and agency securities, commercial paper, and corporate debt securities. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points change in interest rates during any of the periods presented would not have had a material impact on our investments.

As of September 30, 2023, we had $225.0 million of principal outstanding under our Term Loan. Our borrowings under the Term Loan accrue interest at a floating rate which can be, at our option, either (i) an adjusted Term SOFR rate for a specified interest period plus an applicable margin of 7.50% or (ii) a base rate plus an applicable margin of 6.50%. The applicable interest rate was 12.93%. An increase of 100 basis points in the applicable interest rate would increase our annual interest expense by approximately $2.3 million. A decrease of 100 basis points in the applicable interest rate would decrease our annual interest expense by approximately $2.3 million.
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
Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective as of September 30, 2023.

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
A substantial majority of the transactions enabled through our platform and title orders processed relate to mortgage loans and refinances, and our financial prospects depend significantly on the financial services industry ecosystem. Recently, there has been significant volatility and instability among banks and financial institutions. For example since March 2023, Silicon Valley Bank (“SVB”), Signature Bank, Silvergate Capital Corp. and First Republic Bank have each gone into receivership and Credit Suisse Group AG was acquired to prevent its failure. These events, and others have resulted in significant uncertainty, including concerns about systemic risks and we cannot predict the short term or long term impacts on the financial services industry. Certain of our financial services customers have experienced downturns, which may impact the amount they spend with us. To the extent our financial services customers or potential customers fail or experience further downturns due to challenges in the general macroeconomic environment or adverse conditions in the financial or credit markets, these firms may decrease the amount of money they spend with us, or stop spending with us entirely. In addition, increased competition to financial services firms from challenger banks and technology disruptors as well as decreases in consumer demand in the financial services industry in general could adversely affect the demand for our product and, in turn, the number of customers and their consumers using our platform.
The mortgage market is heavily influenced by government policies and overall economic conditions. The real estate environment, including interest rates and the general economic environment, typically impacts demand for mortgage and mortgage-related products. An increase in interest rates due to efforts by the Federal Reserve to manage rising inflation, combined with ongoing supply constraints, resulted in a decline in mortgage origination activity in 2022, which has persisted in 2023 and could bring further reductions in future periods. In their latest published update, the Mortgage Bankers Association indicated that overall mortgage originations, including refinancing loans, are expected to further decline in 2023. As a large portion of our revenue is driven by mortgage and mortgage-related transaction volumes, declines in mortgage origination volumes have had and are likely to continue to have adverse effects on our business. The number of mortgage loans and refinances has been and may continue to be affected by negative trends in the general economy in the United States and abroad, including conditions resulting from changes in gross domestic product, financial and credit market fluctuations, the potential recessionary environment and macroeconomic uncertainty, increased interest rates, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, increased unemployment, political turmoil, pandemics, natural catastrophes, warfare, such as the current war in Ukraine and the potential effects of sanctions, the current conflict in Israel, and terrorist attacks on the United States, Europe, the Middle East region, the Asia Pacific region or elsewhere, and any such decrease in mortgage origination volumes is likely to have an adverse impact on our business.
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
Our results of operations have and are expected to continue to vary based on the impact of changes in our industry or the U.S. economy on us or our customers. Our revenue growth and potential profitability depend on demand for our solutions. Economic uncertainties have and could continue to adversely affect our business and results of operations. Negative conditions in the general economy in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, the potential recessionary environment and macroeconomic uncertainty, increased interest rates, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, increased unemployment, political turmoil, pandemics, natural catastrophes, warfare, such as the current war in Ukraine and the potential effects of sanctions, the current conflict in Israel, and terrorist attacks on the United States, Europe, the Middle East region, the Asia Pacific region or elsewhere, has caused and could further cause a decrease in lending activity and business investments, including spending on technology, and as a result, negatively affect the growth of our business. To the extent our solutions are perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general technology spending. Also, competitors, some of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be adversely affected.
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
Historically, certain of our customers have accounted for a significant portion of our revenue. For 2022, our top five customers in the Blend Platform segment accounted for 29.8% of the segment revenue, and as of December 31, 2022, we had 20 customers in the Blend Platform segment generating more than $1 million in annual revenue, which represented 54.0% of the segment revenue in 2022. Additionally, we rely on certain of our customers, including Mr. Cooper, for a significant portion of our title transaction volumes. For example, for 2022, our top five customers in the Title segment accounted for 79.7% of the segment revenue, with Mr. Cooper accounting for 57.0% of the segment revenue. As of December 31, 2022, we had 12 customers in the Title segment generating more than $1 million in annual revenue, which represented 90.0% of the segment revenue in 2022. We have experienced lower than anticipated title transaction volume since the closing of our Title365 acquisition and may experience further reductions in the future. Reductions in title transaction volume from any such customers, or a deterioration in or termination of our relationship with any such customers, would likely have a significant impact on our title business. The concentration of a significant portion of our business and transaction volume with a limited number of customers, or type of customer or industry, exposes us disproportionately to any of those customers choosing to no longer partner with us or choosing to partner with a competitor, to the economic performance or market share of those customers or industry, including as a result of challenger banks or technology disruptors, or to any events, circumstances, or risks affecting such customers or industry. Additionally, because we do not have long-term contractual financial commitments with many of our customers, a material modification in the financial operations of a key customer could affect our transaction volume with that customer and therefore our revenue growth. If we are unable to continue to increase the number of other customers on our platform or if any of our key customers were to suspend, limit, or cease their operations or otherwise terminate their relationship with us or lose market share, our business, financial condition, and results of operations would be adversely affected.
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
•the impact of worldwide economic conditions, including economic slowdowns, changes in market interest rates, recessions, housing affordability, and tightening of credit markets, including due to the war in Ukraine and the conflict in Israel;
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

Because cyberattacks of this nature are increasing in frequency, levels of persistence, sophistication and intensity, and techniques used to obtain unauthorized access or to sabotage systems change frequently and may not be known until they are launched against a target, we and our partners, vendors, and other service providers may be unable to anticipate or prevent these attacks, react in a timely manner, or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other privacy- and security-related incidents. These security risks that we and our partners, vendors, and other service providers face have been heightened by an increase in employees and service providers working remotely. Additionally, these risks may be elevated in connection with the current war in Ukraine and the conflict in Israel.

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
•the geographic diversity of our workforce, including as a result of remote work;
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
We have operations outside of the United States and are considering expanding our presence internationally. In addition, in connection with our acquisition of Title365, we acquired Title365’s India operations. Operating outside of the United States requires significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering, and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:
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
Historically, we have financed our operations primarily through equity issuances and cash collections from our customers. In 2021, we also entered into a credit agreement that provides for a term facility and a revolving facility. The term facility was fully drawn at closing to provide, in part, the consideration being paid in connection with our acquisition of Title365. To support growing our business and to effectively compete, we must have sufficient capital to continue to make significant investments in our platform. We intend to continue to make investments to support the growth of our business and may require additional funds to respond to business challenges, including the need to develop new platform features and services or enhance our existing platform, improve our operating infrastructure, or acquire complementary businesses and technologies. Additionally, we may consider adopting various employee compensation programs from time to time. In particular, to the extent the perceived value of our equity awards declines, we may need to pay a greater proportion of compensation in cash or issue additional equity awards. The adoption of various employee compensation programs could result in us paying a greater percentage of our employees’ compensation in the form of cash or equity. This could result in us using a larger amount of our cash reserves for the payment of compensation in future periods or could result in us granting a greater number of our shares subject to equity awards, which could increase our overall dilution, increase our stock-based compensation expense for financial accounting purposes, and increase our tax withholding and remittance obligations. How we determine any such tax withholding obligations would be satisfied could further impact our cash position or increase dilution.

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
A large portion of our title segment revenue has historically originated from residential real estate transactions in Texas, California and Florida. As compared to our competitors who operate on a wider geographic scale or whose business is less concentrated in these states, any adverse changes in the regulatory environment affecting title insurance and real estate settlement in Texas, California and Florida, which could include reductions in the maximum rates permitted to be charged, inadequate rate increases, or more fundamental changes in the design or implementation of the Texas, California and Florida title insurance regulatory framework, may expose us to more significant risks and our business, financial condition, and result of operations could be adversely affected.

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

We have registered the term “Blend” in the United States, the United Kingdom, and the European Union, and as of September 30, 2023, we had pending trademark applications in the United States as well as Canada. We have also registered the term “Title365” in the United States. Additionally, we have registered domain names that we use in, or are related to, our business, most importantly blend.com and title365.com. Competitors have and may continue to adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. As of September 30, 2023, we had one issued patent in the United States and patent applications pending in the United States and Canada. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Further, we may not timely or successfully apply for a patent or register our trademarks or otherwise secure our intellectual property. Our efforts to protect, maintain, or enforce our proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could adversely affect our business, financial condition, and results of operations.
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
Our Class A common stock has one vote per share, our Class B common stock has 40 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of December 31, 2022, Nima Ghamsari, Head of Blend, Co-Founder, and Chair of our board of directors, beneficially owns all of the issued and outstanding shares of our Class B common stock. As of September 30, 2023, the shares beneficially owned by Mr. Ghamsari represented approximately 63% of the total voting power of our outstanding capital stock, which voting power may increase over time as Mr. Ghamsari exercises equity awards and exchanges them for our Class B common stock under the Equity Exchange Agreement. If all such equity awards held by Mr. Ghamsari (including the Co-Founder and Head of Blend Long-Term Performance Award) had been exercised for cash as of September 30, 2023, Mr. Ghamsari would hold approximately 87% of the voting power of our outstanding capital stock. As a result, for the foreseeable future, Mr. Ghamsari will be able to control matters requiring approval by our stockholders, including the election of members of our board of directors, the adoption of amendments to our Amended and Restated Certificate of Incorporation and amended and restated bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Mr. Ghamsari may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interest. The concentration of control will limit or preclude your ability to influence corporate matters for the foreseeable future and could have the effect of delaying, preventing, or deterring a change in control of our company, could deprive you and other holders of Class A common stock of an opportunity to receive a premium for your Class A common stock as part of a sale of our company and could negatively affect the market price of our Class A common stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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
•general economic conditions and slow or negative growth of our markets; and
•other events or factors, including those resulting from war, incidents of terrorism, natural disasters, public health concerns or epidemics, such as the COVID-19 pandemic, natural disasters, the war in Ukraine, the conflict in Israel, or responses to these events.

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
Our Class A common stock is currently listed on the New York Stock Exchange under the trading symbol “BLND.” On April 28, 2023, we received written notice from the NYSE that we were not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Class A common stock was less than $1.00 over a consecutive 30 trading-day period. We have regained compliance with the NYSE’s listing requirements as of July 31, 2023. However, the trading price of our Class A common stock has been and may continue to be volatile and could be subject to fluctuations or declines. Since April 28, 2023, the closing pricing or our Class A common stock has varied from a low of $0.55 per share to a high of $1.50. If the average closing price of our Class A common stock is again less than $1.00 over a consecutive 30 trading-day period, we will receive another notice from the NYSE that we are not in compliance with the NYSE Listed Company Manual and we will be required to regain compliance within six months following receipt of the notice or be subject to delisting. If the NYSE delists our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, it could adversely affect our business, financial condition, and results of operations, and would likely result in some or all of the following:

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

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
On August 30, 2023, Nima Ghamsari, Head of Blend, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of approximately $1,850,000 of the Company’s Class A Common Stock, with the number of shares based on market prices at the time of the sale. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). Trades under the trading arrangement occur on a monthly basis, following the cooling-off period, in accordance with the Company’s Insider Trading Policy and Rule 10b5-1 Trading Plan Guidelines. The duration of the trading arrangement is until May 30, 2024, or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description

10.1	Letter Agreement between the Registrant and Nima Ghamsari dated as of August 25, 2023.
10.2	Form of Change in Control Severance Agreement.
10.3	Form of Award Letter.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 has been formatted in Inline XBRL.

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

BLEND LABS, INC.

Date:	November 7, 2023	By:	/s/ Nima Ghamsari
Nima Ghamsari
Head of Blend and Co-Founder
(Principal Executive Officer)

Date:	November 7, 2023	By:	/s/ Amir Jafari
Amir Jafari
Head of Finance
(Principal Financial Officer)