Form 10-K
period 2023-12-31
Blend Labs, Inc.
filed 2024-03-14
CIK 1855747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock as reported by the New York Stock Exchange on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $189.5 million. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of March 1, 2024, there were 242,497,370 shares of the registrant's Class A common stock outstanding, 9,550,352 shares of the registrant's Class B common stock outstanding, and no shares of the registrant's Class C common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

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

PART I
ITEM 1. BUSINESS
Company Overview
It’s our vision to bring simplicity and transparency to financial services, so every consumer can more easily access the capital they need to reach their financial goals. To realize this vision, we have built a market-leading, cloud-based software platform and suite of products for financial providers to transform consumer banking experiences and streamline workflows for their teams which enables these financial providers to quickly deliver modern experiences that are easy to access and use. From the moment a consumer starts an application for a loan or a deposit account to the moment they digitally sign the final documents, our software platform streamlines the process. Consumers expect modern banking experiences to be as simple as other online shopping experiences. However, financial services firms may not have the resources and in-house software expertise to fulfill consumer demands for intuitive, digital, and easy-to-use products. In addition, most financial providers are burdened by antiquated, inflexible systems and use separate technology stacks for different product lines, making it difficult to drive rapid improvements. Consequently, a broad range of financial providers including banks, credit unions, fintechs, and community and independent mortgage banks have turned to Blend to help them accelerate their digital transformation initiatives and position themselves for future growth.
Our Segments
We operate our business in two segments: Blend Platform and Title.

Blend Platform

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

The Blend Platform segment also includes a software platform, called Blend Builder Platform, which offers a set of low-code, drag-and-drop design tools, modular components and integrations to allow our customers to create and deploy their own new product offerings. After three years of research and development, the Blend Builder Platform has evolved to the point where it can now power Composable Origination, the ability to easily configure or build custom workflows from a pre-built set of components, all while leveraging existing infrastructure. Financial services firms can experience Composable Origination with custom solutions built using Blend Builder Platform, or with pre-built solutions such as Instant Home Equity, Deposit Accounts, Credit Cards, and others.

In 2023, our products within the Blend Platform segment helped financial services firms process nearly $1.4 trillion in loan applications. We bring together an extensive ecosystem of technology, data, and service providers through our software platform, enabling financial services firms to collaborate with third parties to provide best-in-class banking experiences to consumers. As consumers use our software platform to access financial products, they can also shop for real estate agents, title and property and casualty insurance products, and other service providers through integrated marketplaces that are introduced at the precise moment these products or services are needed. As more consumers use our software platform, we are able to attract a broader range of ecosystem partners, which allows us to deliver more value to consumers and attract more financial services providers as customers. This creates a powerful network effect and differentiator for our business.

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

Our business model is designed to align our growth with our customers’ priorities. In the Blend Platform segment, we offer our products through software-as-a-service agreements, where fees are assessed based on completed transactions, such as a funded loan, new account opening, or closing transaction. We do not charge for abandoned or rejected applications, even though they cause us to incur costs. Completed transaction fees are determined by the number and type of software platform components that are needed to support each product offering. Where applicable, we may also charge licensing fees for access to our platform. Additionally, we generate revenue through commissions or service fees when consumers use our marketplaces to select a property and casualty insurance carrier, or settlement services provider.

Title

The Title segment comprises a suite of title products and services, such as instant title and other title search options, insurance solutions, closing and settlement services, including mobile signing and e-sign capabilities, and various post-closing solutions, such as disbursement and recording handling. In June 2021, Blend acquired a 90.1% interest in Title365, an underwritten title insurance agency engaged in selling title insurance policies and escrow services throughout the United States, from Mr. Cooper Group Inc. (“Mr. Cooper”). Integrating Title365 with our software platform has enabled financial services firms to automate title commitments and streamline communication with consumers and settlement teams.

Together we enable our customers to accelerate the title, settlement, and closing process at scale for mortgages, home equity lines of credit, and home equity loans. In performing title search services, Title365 serves as an agent to place and bind title insurance policies with third-party underwriters. Title365 escrow, closing and settlement services are primarily associated with managing the closing of real estate transactions, including the processing of funds on behalf of the transaction participants, gathering and recording the required closing documents, and providing notary and other real estate or title-related activities. Title365 also provides title services in connection with a borrower default and with the issuance of home equity lines of credit and home equity loans. Title365 became our second reportable segment at the time of acquisition, and was renamed “Title” in 2023.

Changes in Segment Composition

In the first quarter of 2023, we introduced Composable Origination, which gives customers the ability to easily configure or build custom workflows from a prebuilt set of components. In connection with the release of Composable Origination, we changed our reporting segments so that the composition of the Blend Platform segment excludes the digitally-enabled title component and instead the digitally-enabled title component is reported within the Title segment. The comparative prior period amounts have been reclassified to conform to current period presentation.

Recent Developments

The industry in which we operate is heavily influenced by government policies and overall economic conditions. The real estate environment, including interest rates and the general economic environment, typically impact the demand for mortgage and mortgage related products. Purchase volume and refinance activity were strong in 2021 and 2020 relative to historical averages over the preceding decade; however, an increase in interest rates due to efforts by the Federal Reserve to manage rising inflation, combined with ongoing supply constraints, resulted in a decline in mortgage origination activity in both 2022 and 2023.

In 2022, we saw a 31.9% decrease in mortgage transactions, particularly refinance transactions, on our software platform compared to 2021. In 2023, we saw a further decrease in mortgage transactions of 34.7% on our software platform compared to 2022. We attribute the majority of this decrease to relatively high interest rates, decreased housing affordability, and uncertain worldwide political and economic conditions.

We expect the Federal Reserve's decision-making to continue to have implications on mortgage origination activity. As a large portion of our revenue is driven by mortgage and mortgage related transaction volumes, changes in the mortgage origination volumes have had, and are likely to continue to have, material effects on our business.
Our Solutions
Blend Builder Platform is designed to power the end-to-end consumer journey for any banking product. From the moment a consumer starts an application for a loan or a deposit account to the moment they digitally sign their final documents, our software platform streamlines the process. Our growing library of composable product and workflow modules unlock the limitations of our customers’ existing technology stack, empowering financial services firms to deliver personalized, proactive and simple experiences without sacrificing speed or spend.

Blend is well positioned to benefit from the acceleration in digital transformation investment taking place across the financial services sector. However, we cannot provide assurances about the timing of this anticipated acceleration in digital technology given the macroeconomic environment and its impact on our customers. Our software simplifies complex origination processes that can include hundreds of tasks and require interactions with dozens of external technology, data, and services providers. By automating these tasks and developing pre-built integrations, we help our customers potentially avoid years of expensive in-house software development, in addition to increasing productivity by freeing up resources for other initiatives.

Composable Origination, powered by Blend Builder Platform

Unified Product Experiences
Mortgage
Home Equity
Deposit Account
Vehicle Loan
Personal Loan
Credit Card
Custom Product
Builder Orchestration
Experience Design
Process Orchestration
Persona-based workplace
Verification
Decisioning
Workflow Intelligence
Marketplace
APIs & Integrations
Partner Ecosystems

Product Offerings
Blend Platform powers the mission-critical interface between financial services firms and consumers. Financial services firms can rapidly deploy our growing number of out-of-the-box, white-labeled products for:
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

In addition, we have developed a suite of add-on products that we offer to enhance consumers’ journeys to homeownership that are integrated into the end-to-end digital experience. These are:
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
•Persona-based workspaces — our software platform provides omni-channel user experiences for a broad range of stakeholder personas, including consumers, loan officers, and bankers.

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
Marketplace Components
Our curated marketplace components enable consumers to shop for products and services presented at the precise moment of need during an application for a loan. We currently offer marketplaces that enable consumers to find real estate agents, and insurance carriers online. These marketplaces help consumers quickly locate service providers with competitive rates and enable financial services firms to increase operational efficiency by providing a one-stop shopping experience. Our acquisition of Title365 enabled us to integrate the title, settlement, and escrow process further into our platform and develop a marketplace that provides consumers and financial services firms with the flexibility to choose title insurance partners that provide services at competitive rates.
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
•Marketplace Partners — we partner with real estate agents and insurance carriers who offer their services through marketplaces integrated into our consumer journeys, enabling consumers to shop for service providers at the precise moment they need these services.

•Settlement Services Partners — we onboard settlement agents onto our software platform, enabling us to streamline the settlement and closing process for consumers getting a mortgage, home equity line of credit, or home equity loan.

To provide consumers with optimal end-to-end journeys through our software platform, we have created our own property and casualty insurance agency, our own title insurance agency, and in June 2021, we acquired a 90.1% interest in Title365, a leading title insurance agency.
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
•Increased consumer satisfaction — we enable consumers to apply for products in minutes on any device, transition seamlessly between channels throughout the origination process, benefit from as much human support as they prefer, and save money on real estate agent commissions, home insurance, title insurance, and automobile purchases.

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
•Agency subsidiaries and licensing — we created our own property and casualty insurance agency with licensing in all 50 states and the District of Columbia to facilitate transactions in our home insurance marketplace. In 2021 we acquired a 90.1% interest in Title365, one of the largest title insurance agencies in the United States, with licenses and partnerships covering all 50 states and the District of Columbia in order to deliver the benefits of our software platform to financial services firms at greater scale. We believe the complexity, cost, and level of effort to duplicate this operational scale is difficult for others to replicate.
•Extensive network of customers — we supply mission-critical software to hundreds of financial services firms, including many of the largest chartered banks and non-bank mortgage lenders in the United States. We also have a proven track record of delivering our products securely, at scale, and in a way that meets their demanding needs. Once deployed, we become deeply embedded in business processes and integrated with back office systems. This enables us to cross-sell additional solutions to our customers. In addition, the scale and diversity of our customer base provides us with extensive data and deep insights that help us strengthen our software platform, enhancing our ability to serve existing and future customers.
Our Growth Strategies
We are working to drive growth through the following strategic priorities, while always maintaining a laser focus on the success of our customers:
•Increase the volume of banking transactions we power for our customers — we believe there is a large market for our software platform in the United States and around the world. By attracting new customers, growing our relationships with existing customers, and helping customers identify additional opportunities for platform deployment, our revenue will grow as we serve additional transaction volume on our platform.
•Continue to invest in new product offerings and increase the value we deliver per banking transaction — we see numerous opportunities to expand our product suite both horizontally and vertically over time in ways that help us increase the volume and type of transactions we power and increase our revenue per banking transaction. Through our deep customer relationships, we gain insights that help us align our roadmap and strategy with the most pressing needs of financial services firms. While we focus today on consumer banking, we believe we can rapidly expand our library of modular components to support commercial banking products as well. In addition to developing products in-house, we anticipate pursuing selective acquisitions and partnerships to accelerate our growth. We believe we are well-positioned over the long term to become one of the top cloud-based banking platforms responsible for powering end-to-end consumer origination experiences.

•Integrate marketplaces into our end-to-end consumer journeys — we generate commissions as consumers use our integrated marketplaces to select a real estate agent, purchase property, casualty and title insurance, or shop online for used cars, which helps us increase our revenue per banking transaction. Our integrated shopping experiences can generate additional commissions with zero incremental consumer acquisition costs, while enabling financial services firms to deliver better consumer experiences and drive operational efficiency.
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

We focus our go-to-market strategy on large financial services firms. In 2023, in the Blend Platform segment, 20 customers each generated more than $1 million in revenue for us, which represented 60.4% of the Blend Platform segment revenue, and in the Title segment, 7 customers each generated more than $1 million in revenue for us, representing 77.5% of Title segment revenue.
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

We also provide both free and paid training services and maintain an online knowledge base with best practices and training information to help our customers educate loan originators, processors, and support staff. We publish weekly release notes featuring product updates, and we employ dedicated support professionals to answer questions and help customers resolve issues.

Research & Development
Our software platform operates as the interface that connects consumers, financial services firms, and third-party service providers such as real estate agents, property and casualty insurance providers, title agencies, and notaries. We invest substantial resources in research and development to expand our software platform by developing new components, features, and product offerings. Our engineering, product, and design teams build our software platform and products in close partnership with our customers and use focus groups with both customers and consumers to gain a deep understanding of the tasks and workflows we automate. We also analyze the data from millions of applications flowing through our system to understand opportunities for driving further efficiencies and improvements.

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

Competition in the title insurance industry may impact our business and is intense, particularly with respect to price, service, and expertise. Larger residential mortgage originators also look to the size and financial strength of a title insurance provider. Although we provide title and settlement services to large commercial and residential customers and mortgage originators, there are other title insurance agencies that have substantially greater capital than we do, especially those affiliated with large title insurance underwriters. The size and number of title insurance agencies vary in the geographic areas in which we conduct our title business. Our competitors include other major title brokers, agencies and underwriters, as well as other regional title insurance companies, underwritten title companies, and independent agency operations at the regional and local level. Competition, expansion of existing competitors, or new entrants to the title business could affect our business operations and financial condition.

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

As of December 31, 2023, we had one issued patent in the United States. We continue to evaluate our intellectual property portfolio, and may seek patent protection for additional intellectual property developed by us in the future. Additionally, we have registered the term “Blend” in the United States, Canada, the United Kingdom, and the European Union, and as of December 31, 2023, we had pending trademark applications in the United States. Furthermore, we have and will continue to evaluate, maintain, and register terms and logos that we use, or plan to use, as part of our business. We also have registered domain names that we use in, or are related to our business, most importantly www.blend.com.

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

In particular, certain laws, regulations, and rules our customers are subject to, and we facilitate compliance with, include:
•The Truth in Lending Act, or TILA, and Regulation Z promulgated thereunder, and similar state laws, which require certain disclosures to borrowers regarding the terms and conditions of their loans and credit transactions, and require creditors to comply with certain lending practice restrictions as well as the TILA-RESPA Integrated Disclosure rule, or TRID, which imposes specific requirements around the collection of information, charging of fees, and disclosure of specific loan terms and costs upon receipt of an application for real property-secured credit;
•The Truth in Savings Act, or TISA, and Regulation DD promulgated thereunder, which impose disclosure requirements with respect to the terms and conditions of deposit accounts;
•The Real Estate Settlement Procedures Act, or RESPA and Regulation X promulgated thereunder, which require certain disclosures to be made to the borrower at application, as to the financial services firm’s good faith estimate of loan origination costs, and at closing with respect to the real estate settlement statement, prohibits giving or accepting any fee, kickback or a thing of value for the referral of real estate settlement services or accepting a portion or split of a settlement fee other than for services actually provided for affiliated business relationships, prohibits receiving anything other than a legitimate return on ownership, requiring use of an affiliate, and failing to provide a disclosure of the affiliate relationship;
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
•The Home Mortgage Disclosure Act, or HMDA, and Regulation C, which require the collection and reporting of loan origination data, including the number of loan applications taken, approved, denied and withdrawn, as well as certain demographic information of the applicant;
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
•The Right to Financial Privacy Act, or RFPA and similar state laws enacted to provide the financial records of financial services firms’ customers a reasonable amount of privacy from government scrutiny;
•The Bank Secrecy Act, or BSA and the USA PATRIOT Act, which relate to compliance with anti-money laundering, borrower due diligence and record-keeping policies and procedures;

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
Data Privacy and Security
The data we collect, use, receive, and otherwise process is integral to our business, providing us with insights to improve our software platform and our products. Our collection, use, receipt, and other processing of data in our business subjects us to numerous U.S. state, federal, and foreign laws and regulations addressing privacy, data protection, information security, and the collection, storing, sharing, use, transfer, disclosure, protection and processing of certain types of data. Such regulations include, for example, GLBA, the Children’s Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, CAN-SPAM, Canada’s Anti-Spam Law, TCPA, FCRA, the FTC Act, the CCPA, and regulations of relevant regulatory authorities, including the New York Department of Financial Services. We work to comply with, and to help allow customers to comply with, applicable laws and regulations relating to privacy, data protection and information security. This helps underpin our strategy of building trust and providing a strong experience to customers.

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

As of December 31, 2023, we had a total of 881 employees. Since April 2022, we have undertaken several workforce reduction actions as part of our broader efforts to improve cost efficiency and better align our operating structure with our business activities. We offered our terminated employees severance pay with continued health insurance coverage, COBRA pay, and outplacement services to assist them in finding their next opportunity. Other offerings included access to a Talent Network where they can register to share their resume with thousands of recruiters and companies looking for great talent and continued access to Blend’s employee assistance program, which offers free and confidential support and counseling to employees, their spouses, and their dependents.

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

We have used, and intend to continue to use, our website, investor relations website, news site (https://www. https://blend.com/company/newsroom), blog (https://blend.com/blog) and social media accounts, including our X account (formerly known as Twitter) (@blendlabsinc), our Facebook account (@BlendLabs) and our Instagram account (@blendlabs), as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

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
•We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all;
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

The mortgage market is heavily influenced by government policies and overall economic conditions. The real estate environment, including interest rates and the general economic environment, typically impacts demand for mortgage and mortgage-related products. Increases in interest rates due to efforts by the Federal Reserve to manage rising inflation, combined with ongoing supply constraints, resulted in a decline in mortgage origination activity in 2022 and a further decline in 2023. From 2021 until 2023, annual mortgage originations declined 68.0%. As a large portion of our revenue is driven by mortgage and mortgage-related transaction volumes, changes in mortgage origination volumes have had, and are likely to continue to have, material effects on our business. The number of mortgage loans and refinances has been and may continue to be affected by negative trends in the general economy in the United States and abroad, including conditions resulting from changes in gross domestic product, financial and credit market fluctuations, the potential recessionary environment and macroeconomic uncertainty, increased interest rates, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, increased unemployment, political turmoil, pandemics, natural catastrophes, warfare, such as the current war in Ukraine and the potential effects of sanctions, the current conflict in Israel, and terrorist attacks on the United States, Europe, the Middle East region, the Asia Pacific region or elsewhere, and any such decrease in mortgage origination volumes is likely to have an adverse impact on our business.
Increases in market interest rates have, and will likely continue to, adversely affect our business, financial condition, and results of operations.
Increasing interest rates have adversely impacted the spending levels of consumers and their ability and willingness to borrow money. In most cases, higher interest rates have led to higher loan rates charged to consumers, which has adversely affected the ability of our customers to generate volume and in turn, the number of transactions enabled through our platform and thus our ability to generate revenue from such transactions. The U.S. Federal Reserve raised the federal funds interest rates an aggregate of 5.25% since the beginning of 2022. As a result of such interest rate increases, consumers and financial services firms have been less inclined to borrow money for mortgages, and to refinance existing mortgages, which has resulted in less engagement with our platform and/or our services. We have experienced, and may continue to experience, a reduction in the volume of transactions enabled through our platform and the value of title orders processed. In addition, while we have cut expenses to align our business to the operating environment, revenue generated from such transactions may decline faster than our ability to reduce expenses, and such declines have and may continue to adversely affect our business, financial condition, and results of operations.
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
We have incurred net losses in each period since our inception in 2012, and we may not be able to achieve or maintain profitability in the future. As of December 31, 2023, we had an accumulated deficit of $1,341.6 million. We expect our losses to continue as we expect to incur significant costs and invest significant additional funds towards sustaining and growing our business and operating as a public company. We have expended and expect to continue to expend substantial financial and other resources on product development, including investments in our product, engineering, and design teams and the development of new products and new functionality for our existing products and our platform; our technology infrastructure, including systems architecture, management tools, scalability, availability, performance, and security, as well as disaster recovery measures; our sales, marketing, and customer success organizations; acquisitions or strategic investments; and general administration, including legal and accounting expenses. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. In addition, there can be no assurance that we will be able achieve our projected cost savings in connection with any of our previously announced workforce reductions. In the past, we have also incurred impairment charges that have adversely impacted our U.S. GAAP financial results. In addition, failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flows on a consistent basis. In light of increasing interest rates and other factors, the volume of transactions enabled through our platform and, as a result, revenue generated from such transactions, may decline faster than our ability to reduce expenses. Additionally, in an inflationary environment, our costs may increase, and we may not be able to increase the pricing of our products accordingly, which could adversely impact our financial performance. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
A large percentage of our revenue is concentrated with a small number of key customers, and if our relationships with any of these key customers were to be terminated or the level of business with them significantly reduced over time, our business, financial condition, results of operations, and future prospects would be adversely affected.
Historically, a relatively small number of our customers have accounted for a significant portion of our revenue. For 2023, our top five customers in the Blend Platform segment accounted for 31.9% of the segment revenue, and as of December 31, 2023, we had 20 customers in the Blend Platform segment generating more than $1 million in annual revenue, which represented 60.4% of the segment revenue in 2023. Additionally, we rely on certain of our customers, including Mr. Cooper, for a significant portion of our title transaction volumes. For example, for 2023, our top five customers in the Title segment accounted for 71.9% of the segment revenue, with Mr. Cooper accounting for 49.8% of the segment revenue. As of December 31, 2023, we had 7 customers in the Title segment generating more than $1 million in annual revenue, which represented 77.5% of the segment revenue in 2023. We have experienced lower than anticipated title transaction volume since the closing of our Title365 acquisition and may experience further reductions in the future. Reductions in title transaction volume from any such customers, or a deterioration in or termination of our relationship with any such customers, would likely have a significant impact on our title business. The concentration of a significant portion of our business and transaction volume with a limited number of customers, or type of customer or industry, exposes us disproportionately to any of those customers choosing to no longer partner with us or choosing to partner with a competitor, to the economic performance or market share of those customers or industry, including as a result of challenger banks or technology disruptors, or to any events, circumstances, or risks affecting such customers or industry. Additionally, because we do not have long-term contractual financial commitments with many of our customers, a material modification in the financial operations of a key customer could affect our transaction volume with that customer and therefore our revenue growth. If we are unable to continue to increase the number of other customers on our platform or if any of our key customers were to suspend, limit, or cease their operations or otherwise terminate their relationship with us or lose market share, our business, financial condition, and results of operations would be adversely affected.
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
We have previously experienced rapid growth, but in recent periods, our growth rate has declined primarily due to macroeconomic factors, including an unfavorable interest rate environment, decreased housing affordability, and uncertain worldwide political and economic conditions. Our historical revenue growth rate and financial performance may not be indicative of our future performance. For the years ended December 31, 2023 and 2022, and 2021, our Blend Platform segment revenue was $109.5 million, $121.4 million, and $134.2 million respectively, representing a 10% year-over-year decline in each of these periods. We believe that future growth of our revenue depends on a number of factors, including our ability to price our products and services effectively so that we are able to attract and retain customers without compromising our profitability, attract new customers, increase our existing customers’ use of our solutions, provide our customers with excellent support, and successfully identify and acquire or invest in businesses, products, or technology that we believe could complement or expand our solutions. However, we are also impacted by macroeconomic factors over which we have no control, which have adversely impacted our business in recent periods.

You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our financial or operating performance in future periods. In particular, our revenue growth rate has declined in prior periods, and we expect it to fluctuate over future periods. Our revenue growth rate may decline in future periods as the size of our business grows and as we achieve higher market adoption rates, or for a number of other possible reasons, including macroeconomic conditions, reduced demand for our products and services, insufficient growth in the number of financial services firms that utilize our products and services or the lack of expansion of products and services within our existing customer base, transaction volume and mix, particularly with our significant customers, increased competition, a decrease in the growth or reduction in size of our overall market, unintended consequences from our workforce reductions or related initiatives that impact our business, or if we fail for any reason to capitalize on growth opportunities and the maturation of our business, among others. We also expect to continue to make investments in the development and expansion of our business, which may not result in increased revenue or growth. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.

We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
We were founded in 2012 and have previously experienced periods of rapid growth, but due primarily to macroeconomic factors, including an unfavorable interest rate environment, decreased housing affordability, and uncertain worldwide political and economic conditions, our growth rate and revenue declined in recent periods. Our limited operating history may make it difficult to make accurate predictions about our future performance. Assessing our business and future prospects may also be difficult because of the risks and difficulties we face. These risks and difficulties include our ability to:
•accurately forecast the impact of macroeconomic or other external factors on our business, including the timing and extent of such impacts;
•accurately forecast our revenue and plan or adjust our operating expenses in light of fluctuations in our revenue;
•appropriately adjust our operating expenses in line with our revenue and that adequately supports our operations and future growth;
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
We offer our digital lending platform and products to financial institutions through software-as-a-service agreements where fees are assessed for each completed transaction, such as a funded loan, new account opening, or API call. For those products that involve a loan or deposit account application we do not charge for abandoned applications or rejected applications, even though they cause us to incur costs. Our customers have the ability to access our platform, including Blend Builder Platform, our configurable platform, under (a) subscription arrangements, in which customers commit to a minimum number of completed transactions at specified prices over the contract term, (b) under usage-based arrangements, in which customers pay in arrears a variable amount for completed transactions at a specified price, (c) a fixed price platform fee, allowing the use of multiple products and services, including those on Blend Builder Platform, or (d) consumption arrangements, in which customers commit to a certain amount of consumption at specified prices and prepay a fixed amount in advance of their consumption. We may earn additional overage fees if the number of completed transactions exceeds contractual minimums for customers who elect to enter into subscription or consumption agreements in which a minimum number of transactions are completed at specified prices. Additionally, other than our usage-based agreements pursuant to which customers pay for a variable amount of completed transactions, our subscription and consumption agreements are generally non-cancellable during the contract term. Our usage-based arrangements generally can be terminated at any time by the customer. We recognize revenue ratably for our subscription arrangements because the customer receives and consumes the benefits of our platform throughout the contract period. We recognize fees for usage-based and consumption arrangements as the completed transactions are processed using our platform.

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

In particular, failure to realize the full extent of the anticipated benefits of our acquisition of Title365 has and could continue to have an adverse effect on our revenue, level of expenses, and results of operations. In addition, the integration process has resulted in and could in the future result in the loss of key employees, errors or delays in the implementation of shared services, the disruption of our ongoing business, or inconsistencies in standards, controls, procedures, and policies that may adversely affect our ability to maintain relationships with other employees and customers or to achieve the anticipated benefits of our acquisition of Title365.

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
Our credit facility contains customary affirmative and negative covenants that either limit our ability to, or require a mandatory prepayment in the event we incur certain additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements, and enter into various specified transactions. As a result, to the extent any transaction of the foregoing type is contemplated but not permitted by a carve-out or “basket” in the credit facility, we may not be able to engage in any such transaction unless we obtain the consent of our lender or prepay any outstanding amount under our credit facility or we may inadvertently breach or fail to satisfy a covenant. Our credit facility also contains a minimum liquidity covenant and financial reporting requirements. Our obligations under our credit facility are secured by substantially all of our assets (other than Title365 and its direct and indirect subsidiaries), with limited exceptions, and we are required to take certain actions to maintain the lender’s rights in these assets. We may not be able to generate sufficient cash flow to pay the principal and interest under our credit facility. In the event of a liquidation, our lender would be repaid all outstanding principal and interest prior to the distribution of assets to unsecured creditors, and the holders of our Class A common stock would receive a portion of any liquidation proceeds only if all of our creditors, including our lenders, were first repaid in full. If we default on our obligations, the lender is entitled to certain remedies, which may include acceleration of all amounts due. Any declaration by our lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.
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

Our credit facility is subject to a floating rate of SOFR plus a margin, and as a result, we have exposure to interest rate risk. Since the beginning of 2022, the U.S. Federal Reserve raised the federal funds interest rates an aggregate of 5.25%. Though we have met our debt service obligations under the credit facility, increases in interest rates increase our cost of borrowing and potentially make it more difficult to refinance our existing indebtedness, if necessary.

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
We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, receive, use, transmit, store, and otherwise process large amounts of sensitive information, including personal information, credit information, and other sensitive and confidential information of consumers. It is critical that we do so in a manner designed to maintain the confidentiality, integrity, and availability of such sensitive information. Additionally, in the ordinary course of our business, we collect, store, transmit, and otherwise process large amounts of confidential business information, including intellectual property, proprietary corporate and business information, and other confidential information. We also have arrangements in place with certain of our partners, vendors, and other service providers that require us to share certain information we maintain and otherwise process, including consumer information, with them. Certain elements of our operations (including elements of our information technology infrastructure) rely on third parties, and as a result, we use numerous third-party service providers that may have access to our computer networks and sensitive or confidential information. In addition, many of those third parties may subcontract or outsource some of their responsibilities to other third parties. Our information technology systems, including the functions of third parties that are involved with or have access to those systems, are large and complex, with many points of entry and access. Our systems and those of our third-party service providers are potentially vulnerable to and may be subject to unintentional, inadvertent, or malicious, internal and external cyberattacks and other means of compromising the security, integrity, or availability of systems and data, including hacking, intrusions, malware, ransomware and other malicious code, social engineering attacks, phishing and spearphishing attempts, fraudulent inducement, electronic fraud (including attempts to misrepresent personal or financial or information to obtain loans or other financial products), wire fraud attempts to overload our servers with distributed denial-of-service attacks, employee theft, error, or malfeasance, unauthorized access by third parties (including foreign governments or state actors with significant financial and technological resources) or internal actors, or other attacks, and other types of disruptions, exposure, and security breaches and incidents. Any vulnerabilities can be exploited from inadvertent or intentional actions of our employees, partners, vendors, service providers, customers, or by malicious third parties. For example, in December 2021, a vulnerability in a popular logging software, Log4j, was publicly announced. If left unpatched, the Log4j vulnerability could be exploited to allow unauthorized actors to execute code remotely on a system using Log4j. We have taken steps to ensure this vulnerability has been patched in our systems, but we cannot guarantee that all vulnerabilities have been patched in every system upon which we are dependent or that additional vulnerabilities of Log4j or other software upon which we rely will not be discovered. Additionally, to the extent manual processes are involved in the handling of sensitive information, such sensitive information could be inadvertently misdirected despite our training and quality assurance precautions. While we have taken steps to protect the sensitive and confidential information that we have access to and have implemented multiple overlapping controls to reduce risk of a single control failure, our security measures or those of our partners, vendors, or other service providers could be breached or we could suffer data loss, unavailability, corruption, or unauthorized use or other processing, or unauthorized access to or other compromises of our platform or the systems or networks used in our business.

Cybersecurity risks for the financial services industry have increased significantly in recent years due to new technologies, increasing reliance on technology, and increasing sophistication of organized crime, hackers, and other actors. Cyberattacks are increasing in frequency, levels of persistence, sophistication and intensity, and techniques used to obtain unauthorized access or to sabotage systems change frequently and may not be known until they are launched against a target. We and our partners, vendors, and other service providers may be unable to anticipate or prevent these attacks, react in a timely manner, or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other privacy- and security-related incidents. These security risks that we and our partners, vendors, and other service providers face have been heightened by an increase in employees and service providers working remotely. Additionally, these risks may be elevated in connection with geopolitical events such as the current war in Ukraine and the conflict in Israel.

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

Although we have developed systems and processes that are designed to help protect the confidential and sensitive information we maintain and our partners, vendors, and other service providers maintain on our behalf, including personal information of our customers, consumers, and employees, protect our systems, prevent data loss, and prevent security breaches and security incidents, these security measures may not have fully protected our systems in the past and cannot guarantee security in the future. We also have incorporated, and may continue to incorporate, artificial intelligence (“AI”) technologies into our platform and otherwise in our business, which may increase cybersecurity risks. Further, AI technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents. The information technology systems and infrastructure used in our business may be vulnerable to cyberattacks or security breaches or incidents, and third parties may be able to access data, including personal information of our customers, consumers, or employees, or other sensitive and proprietary data, accessible through those systems. Employee and service provider error, malfeasance, or other errors in the storage, use, or transmission of any of these types of data could result in an actual or perceived privacy or security breach or other security incident. Although we have policies and technologies restricting access to the personal information we store, these policies and technologies may not be effective in all cases. Further, we must expend significant resources to build and maintain our privacy and data security systems; however, if we do not provide adequate funding or prioritize programs and strategic initiatives related to privacy and cybersecurity, we may be more vulnerable to breaches or attacks. Any breach of privacy, or any security breach or other incident, could interrupt our operations, result in our platform being unavailable, result in loss of or improper access to, or acquisition, disclosure, or other processing of sensitive or confidential information, personal information, or other data, result in fraudulent transfer of funds. Further, any such event, or the perception it has occurred, may harm our reputation, brand, and competitive position, damage our relationships with our customers, subject us to adverse media coverage, or result in claims, regulatory investigations, and proceedings and significant legal, regulatory, and financial exposure, including ongoing monitoring by regulators, and any such incidents or any perception that our security measures are inadequate could lead to loss of customer confidence in, or decreased use of, our platform, any of which could adversely affect our business, financial condition, and results of operations. Any actual or perceived breach of privacy or security, or other security incident, impacting any entities with which we share or disclose data (including, for example, our partners, vendors, or other service providers) could have similar effects. We also expect to incur significant costs in an effort to detect and prevent privacy and security breaches and other security incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived privacy or security breach or other incident.

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
If we fail to manage our operations effectively, our reputation, business, and financial condition, could be adversely affected.
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

We have made, and intend to continue to make in the future, substantial investments in our technology, customer service, risk, sales and marketing infrastructure. Our ability to manage our growth and business operations effectively and to integrate new employees, technologies, and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to effectively integrate, develop, and motivate employees, while maintaining the beneficial aspects of our culture. Continued growth could challenge our ability to develop and improve our information technology infrastructure and our operational, financial, and management controls, enhance our reporting systems and procedures, recruit, train, and retain highly skilled personnel and maintain user satisfaction. Additionally, if we do not manage the growth of our business and operations effectively, the quality of our platform and the efficiency of our operations could suffer, which could adversely affect our reputation, business, financial condition, and results of operations. For example, in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. While this material weakness was remediated as of December 31, 2022, additional weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and could cause a decline in the price of our Class A common stock. We will need to continue to improve our operational and financial infrastructure in order to manage our business effectively and accurately report our results of operations.
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

If we are unable to successfully implement AI to our platform, core solutions, or applications, our business could be harmed.
We have incorporated and may continue to incorporate additional AI technology into our platform and otherwise within our business, and AI technology may become more important to our operations or to our future growth over time. We expect to rely on AI to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI technology or at all. We may also fail to properly implement or market our use of AI technology. Our competitors or other third parties may incorporate AI technology into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, our use of AI technology may expose us to additional claims, demands, and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, if the outputs that our AI technology assists in producing are or are alleged to be deficient, inaccurate, or biased, or if such outputs or their development or deployment, including the collection, use, or other processing of data used to train or create such AI technology, are held or alleged to infringe upon or to have misappropriated third-party intellectual property rights or to violate applicable laws, regulations, or other actual or asserted legal obligations to which we are or may become subject, our business, operating results, financial condition, and growth prospects could be adversely affected. The legal, regulatory, and policy environments around AI technology are evolving rapidly, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AI technology, including by limiting or restricting our use of AI technology, and which may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources, the use of AI technology also presents emerging ethical issues that could harm our reputation and business if our use of AI technology becomes controversial.
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
Our future success will depend in part on the continued service of our founders, senior management team, key technical employees, and other highly skilled employees, including Nima Ghamsari, Head of Blend, Co-Founder, and Chair of our board of directors, and on our ability to continue to identify, hire, develop, motivate, and retain talented employees. We may not be able to retain the services of any of our employees or other members of senior management in the future. Also, all of our U.S.-based employees, including our senior management team and Mr. Ghamsari, work for us on an at-will basis, and there is no assurance that any such employee will remain with us. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all, or we may need to offer additional compensation to retain such employees. If we are unable to attract and retain the necessary employees, particularly in critical areas of our business, we may not achieve our strategic goals. Moreover, the implementation of any future workforce reduction plans or related initiatives may have adverse consequences on our employee morale, our culture, and our ability to attract and retain employees. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team fails to work together effectively and to execute its plans and strategies, our business, financial condition, and results of operations could be adversely affected.

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
We have certain operations outside of the United States and are considering expanding our presence internationally. In addition, in connection with our acquisition of Title365, we acquired Title365’s India operations. Operating outside of the United States requires significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering, and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:
•recruiting, retaining and managing qualified employees in foreign countries that meet our needs, while maintaining our company culture across all of our offices and locations;
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
•potential adverse tax consequences; and
•limitations on the repatriation and investment of funds as well as foreign currency exchange restrictions.

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
Historically, we have financed our operations primarily through equity issuances and cash collections from our customers. In 2021, we also entered into a credit agreement that provides for a term facility and a revolving facility. The term facility was fully drawn at closing to provide, in part, the consideration being paid in connection with our acquisition of Title365. In 2023, the revolving facility was terminated in connection with an amendment to the credit agreement. To support growing our business and to effectively compete, we must have sufficient capital to continue to make significant investments in our platform. We intend to continue to make investments to support the growth of our business and may require additional funds to respond to business challenges, including the need to develop new platform features and services or enhance our existing platform, improve our operating infrastructure, or acquire complementary businesses and technologies. Additionally, we may consider adopting various employee compensation programs from time to time. The adoption of various employee compensation programs could result in us paying a greater percentage of our employees’ compensation in the form of cash. In particular, to the extent the perceived value of our equity awards declines, we may need to pay a greater proportion of compensation in cash. Such employee compensation programs could result in us using a larger amount of our cash reserves for the payment of compensation in future periods. In addition, to the extent we satisfy our tax withholding obligations with respect to equity compensation awards by withholding shares and remitting cash to the relevant tax authorities, we could be required to use significant amounts of cash. Any of these additional uses of cash could cause us to use a greater portion of our cash reserves for compensatory purposes and we may need to raise capital to support our cash position and ensure we have sufficient liquidity for our operations.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. After our acquisition of Title365, we determined that a material weakness existed in our internal controls over financial reporting related to the accounting for the business combination, including a lack of sufficient precision in the performance of reviews supporting the prospective financial information used in the customer relationship intangible asset valuation and a lack of adequate documentation to provide evidence of operating effectiveness of an associated management review control. While the material weakness was remediated, additional weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future.

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
We deposit substantial funds in financial institutions and may, from time to time, maintain cash balances at such financial institutions in excess of the Federal Deposit Insurance Corporation Limit. These funds include amounts in our operating accounts, which are held primarily at three financial institutions and used for our day-to-day business operations. We also hold investments and settled funds in accounts held at financial institutions acting as brokers or custodians. Our investment portfolio generally consists of money market funds, U.S. treasury and agency securities, commercial paper, and corporate debt securities. The investments in our portfolio are subject to our investment policy, which focuses on the preservation of capital, fulfillment or our liquidity needs, and maximization of investment performance within the parameters set forth in our investment policy and subject to market conditions. The investment policy sets forth credit rating minimums, permissible allocations, and limits our exposure to specific investment types. However, these investments are subject to general credit, liquidity, market, and interest rate risks and in particular, volatility in the global financial markets or in specific segments of those markets can negatively impact the value of our investments and adversely affect our financial condition, cash flows and results of operations. In addition, we deposit certain funds owned by third parties, such as escrow deposits, in financial institutions. Recently, there has been significant volatility and instability among banks and financial institutions. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver, and for a period of time, customers of the bank did not have access to their funds and there was uncertainty as to when, if at all, customers would have access to funds in excess of the FDIC insured amounts. Should one or more of the financial institutions at which our deposits are maintained fail, there is no guarantee as to the extent that we would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise, or the timing of any recovery. In the event of any such failure, we also could be held liable for the funds owned by third parties. Further, certain of our investments and settled funds are held at financial institutions. Should one or more of the financial institutions acting as brokers or custodians for our investments and settled funds fail, there may be a delay or some uncertainty in our ability to take possession of, or fully recover, all of our investments or settled funds.
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

•TISA, and Regulation DD thereunder, which impose disclosure requirements with respect to the terms and conditions of deposit accounts;
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

For example, in 2021, the Federal Trade Commission (“FTC”) amended the GLBA’s Safeguards Rule, which requires covered financial services firms, which may include some of our customers, to develop, implement, and maintain a comprehensive information security program. The rule provides more prescriptive security controls that financial services firms must implement and oversight by a designated Qualified Individual who must provide annual written reports to the board of directors or equivalent governing body. The FTC further amended the GLBA’s Safeguards Rule in November 2023 to provide for reporting to the FTC certain security incidents in which unencrypted personal information involving 500 or more consumers is acquired without authorization. In addition, the FTC has brought enforcement actions against service providers of financial services firms directly and against financial services firms for failures by service providers to implement appropriate controls to safeguard consumers’ personal information.

The CCPA went into effect on January 1, 2020, and, among other things, requires new disclosures to California consumers and affords such consumers new data privacy rights. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties of up to $7,500 per violation. The CCPA also provides a private right of action for certain data breaches that may increase data breach litigation. Additionally, the CPRA was approved by California voters in November 2020, and significantly modifies the CCPA, including expanding California consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. The CPRA created obligations relating to consumer data beginning on January 1, 2022 and it became effective on January 1, 2023. Numerous states have proposed, and in certain cases enacted, legislation addressing privacy and data security that in many cases are similar to the CCPA and CPRA. For example, Connecticut, Virginia, Colorado, and Utah have enacted legislation similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that takes effect in 2024; Delaware, New Jersey, Tennessee, and Iowa have enacted similar legislation that will take effect in 2025; and Indiana has enacted similar legislation that will take effect in 2026. The California Age-Appropriate Design Code Act (“CAADCA”), which expands the CPRA for businesses with websites that are likely to be accessed by children, was signed into law on September 15, 2022 and goes into effect on July 1, 2024.

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

As our business grows, we may become subject to privacy, data protection, and information security laws from jurisdictions outside of the United States, potentially including the General Data Protection Regulation (“GDPR”). The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of European persons. Among other things, the GDPR imposes requirements regarding the security of personal data and notification of data processing obligations to competent national data processing authorities, provides for lawful bases on which personal data can be processed, provides for an expansive definition of personal data and requires changes to informed consent practices. In addition, the GDPR provides for heightened scrutiny of transfers of personal data from the European Economic Area (“EEA”) to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, and imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of an enterprise’s consolidated annual worldwide gross revenue). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations. The United Kingdom has implemented legislation that substantially implements the GDPR in the United Kingdom, which legislation provides for penalties for violations of up to the greater of £17.5 million or 4% of an enterprise’s consolidated annual worldwide gross revenue. If we expand our business into the EEA and/or the United Kingdom, we will need to comply with the GDPR and data protection laws of the United Kingdom. This will involve significant resources and expense and may also impair our ability to offer our existing or planned features, products and services and/or increase our cost of doing business.

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
The CFPB, which commenced operations in July 2011, has broad authority to create and modify regulations under federal consumer financial protection laws and regulations, such as TILA and Regulation Z, TISA and Regulation DD, ECOA and Regulation B, FCRA and Regulation V, the EFTA and Regulation E, among other regulations, and to enforce compliance with those laws. The CFPB supervises banks, thrifts, and credit unions with assets over $10 billion and examines certain of our customers. Further, the CFPB is charged with the examination and supervision of certain participants in the consumer financial services market, including larger participants in other areas of financial services. The CFPB is also authorized to prevent “unfair, deceptive or abusive acts or practices” through its rulemaking, supervisory, and enforcement authority. To assist in its enforcement, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to various consumer finance products. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus. The CFPB may also request reports concerning our organization, business conduct, markets and activities and conduct on-site examinations of our business on a periodic basis if the CFPB were to determine, through its complaint system, that we were engaging in activities that pose risks to consumers.

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
The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. For example, under provisions enacted in the Tax Cuts and Jobs Act of 2017 (the “Tax Act”),

beginning January 1, 2022, all U.S. and non-U.S. based research and experimental expenditures must be capitalized and amortized over five and fifteen years, respectively. Additionally, on August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”), was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income, effective for tax years beginning after December 31, 2022, and a 1% excise tax on share repurchases occurring after December 31, 2022. While we are not immediately impacted by the IRA provisions, we will need to continue to monitor our business transactions to determine if any provisions under the IRA could impact our business in the future. As we expand the scale of our business activities, any changes in the U.S. and international taxation of such activities may increase our effective tax rate and harm our business, financial condition, and results of operations.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2023, we had net operating loss carryforwards, (“NOLs”), for federal and state income tax purposes of approximately $537.3 million and $582.7 million, respectively, available to reduce future taxable income. The federal net operating losses generated before 2018 will begin to expire in 2028. The federal net operating losses generated in and after 2018 may be carried forward indefinitely. The expiration of state NOL carryforwards vary by state and begin to expire in 2025. Further, as of December 31, 2023, we had research and development tax credits carryforwards for federal and state income tax purposes of approximately $21.7 million and $11.8 million, respectively, available to reduce future tax liabilities. Federal research and development tax credits will begin to expire in 2033 and the state research and development tax credits can be carried forward indefinitely. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 and Section 383 of the Internal Revenue Code of 1986 (as amended, the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including research and development tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to annual limitations as a result of ownership changes that may occur in the future (which may be outside our control).

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
Competition in the title insurance industry is intense, particularly with respect to price, service, and expertise. Larger residential mortgage originators also look at the size and financial strength of a title insurance agency. Although we provide title and settlement services to large commercial and residential customers and mortgage originators, there are other title insurance agencies that have substantially greater capital than we do, especially those affiliated with large title insurance underwriters. The size and number of title insurance agencies varies in the geographic areas in which we conduct our title business. Our existing competitors may expand their title insurance business and, although we are not aware of any current initiatives to reduce regulatory barriers to entering our industry, any such reduction could result in new competitors, including financial institutions, entering the title insurance business. From time to time, new entrants enter the marketplace with alternative products to traditional title insurance, although many of these alternative products have been disallowed by title insurance regulators. Further, advances in technologies could, over time, significantly disrupt the traditional business model of financial services and real estate-related companies, including title insurance. These alternative products or disruptive technologies, if permitted by regulators, could adversely affect our business, financial condition, and results of operations.
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

We have registered the term “Blend” in the United States, Canada, the United Kingdom, and the European Union, and as of December 31, 2023, we had pending trademark applications in the United States. We have also registered the term “Title365” in the United States. Additionally, we have registered domain names that we use in, or are related to, our business, most importantly blend.com and title365.com. Competitors have and may continue to adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. As of December 31, 2023, we had one issued patent in the United States. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Further, we may not timely or successfully apply for a patent or register our trademarks or otherwise secure our intellectual property. Our efforts to protect, maintain, or enforce our proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could adversely affect our business, financial condition, and results of operations.
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
Our Class A common stock has one vote per share, our Class B common stock has 40 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of December 31, 2023, Nima Ghamsari, Head of Blend, Co-Founder, and Chair of our board of directors, beneficially owns all of the issued and outstanding shares of our Class B common stock. As of December 31, 2023, the shares beneficially owned by Mr. Ghamsari represented approximately 62% of the total voting power of our outstanding capital stock, which voting power may increase over time as Mr. Ghamsari exercises equity awards and exchanges them for our Class B common stock under the Equity Exchange Agreement. If all such equity awards held by Mr. Ghamsari (including the Co-Founder and Head of Blend Long-Term Performance Award) had been exercised for cash as of December 31, 2023, Mr. Ghamsari would hold approximately 87% of the voting power of our outstanding capital stock. As a result, for the foreseeable future, Mr. Ghamsari will be able to control matters requiring approval by our stockholders, including the election of members of our board of directors, the adoption of amendments to our Amended and Restated Certificate of Incorporation and amended and restated bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Mr. Ghamsari may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interest. The concentration of control will limit or preclude your ability to influence corporate matters for the foreseeable future and could have the effect of delaying, preventing, or deterring a change in control of our company, could deprive you and other holders of Class A common stock of an opportunity to receive a premium for your Class A common stock as part of a sale of our company and could negatively affect the market price of our Class A common stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

No shares of our Class C common stock, which entitle the holder to zero votes per share (except as otherwise required by law), were issued and outstanding as of December 31, 2023 and we have no current plans to issue shares of Class C common stock. These shares will be available to be used in the future to further strategic initiatives, such as financings or acquisitions, or issue future equity awards to our service providers. Over time the issuance of shares of Class A common stock will result in voting dilution to all of our stockholders and this dilution could eventually result in Mr. Ghamsari and his affiliates holding less than a majority of our total outstanding voting power. Once Mr. Ghamsari and his affiliates own less than a majority of our total outstanding voting power, Mr. Ghamsari would no longer have the unilateral ability to elect all of our directors and to determine the outcome of any matter submitted for a vote of our stockholders. Because the shares of Class C common stock have no voting rights (except as required by law), the issuance of such shares will not result in further voting dilution, which would prolong the voting control of Mr. Ghamsari. Further, the issuance of such shares of Class C common stock to Mr. Ghamsari would also delay the final conversion of all of our outstanding Class B common stock because shares of Class C common stock issued to Mr. Ghamsari would be counted when determining whether the 35% Ownership Threshold has been met. As a result, the issuance of shares of Class C common stock could prolong the duration of Mr. Ghamsari’s control of our voting power and his ability to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders. In addition, we could issue shares of Class C common stock to Mr. Ghamsari and, in that event, he would be able to sell such shares of Class C common stock and achieve liquidity in his holdings without diminishing his voting control. Sales of significant amounts of stock by Mr. Ghamsari or changes in our capital structure, including as a result of the Final Conversion Date, could result in a change of control or cause volatility in our stock price and uncertainty. Any future issuances of shares of Class C common stock will not be subject to approval by our stockholders except as required by the listing standards of the New York Stock Exchange.
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
Our Class A common stock is currently listed on the New York Stock Exchange under the trading symbol “BLND.” On April 28, 2023, we received written notice from the NYSE that we were not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Class A common stock was less than $1.00 over a consecutive 30 trading-day period. We have regained compliance with the NYSE’s listing requirements as of July 31, 2023. However, the trading price of our Class A common stock has been and may continue to be volatile and could be subject to fluctuations or declines. Since April 28, 2023, the closing pricing or our Class A common stock has varied from a low of $0.55 per share to a high of $3.10. If the average closing price of our Class A common stock is again less than $1.00 over a consecutive 30 trading-day period, we will receive another notice from the NYSE that we are not in compliance with the NYSE Listed Company Manual and we will be required to regain compliance within six months following receipt of the notice or be subject to delisting. If the NYSE delists our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, it could adversely affect our business, financial condition, and results of operations, and would likely result in some or all of the following:

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have established processes and policies for assessing, identifying, and managing material risks arising from cybersecurity threats and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on, or conducted through, our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct annual risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks. We also utilize threat modeling to evaluate changes to our applications or environments for new threats or risks, and our cybersecurity team monitors the threat landscape regularly using security industry sources and certain threat intelligence information. Blend conducts daily vulnerability assessments, prioritizes remediation, and engages in routine system and application patching as well as other proactive measures, where deemed appropriate, to mitigate reasonably foreseeable risks.

Blend maintains an incident response plan that is designed to contain and resolve any suspected security incident identified by the Company. This plan is tested at least annually. Our security operations team triages issues and invokes the incident response plan when necessary. This plan includes provisions for notifications of internal and external parties, including Blend leadership and the Audit Committee as required.

Following these risk assessments, or when we otherwise identify cybersecurity risks through the processes described in this “Risk Management and Strategy” section, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to minimize identified risks and reasonably address any identified gaps in existing safeguards. We devote significant resources and designate high-level personnel, including our Information Security Officer, who reports to our Head of Finance and Administration, to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with our human resources and information technology functional groups. Personnel at all levels and departments are made aware of our cybersecurity policies through training. Specific training is required for users of higher-risk systems or individuals associated with specific security processes such as incident response.

Our cybersecurity program includes processes for identifying and managing risks from third parties and is integrated into our overall risk management framework. Our program defines key risk objectives and if cybersecurity risk exceeds defined thresholds, risks are documented and escalated into the enterprise risk program and Blend’s internal audit team. We require all third-party service providers with access to our systems or processing sensitive data on our behalf to align with our cybersecurity objectives and adhere to industry best practices via contractual obligations that are entered into in connection with as a mandated review prior to engaging such service providers. We re-evaluate each such service provider at least annually and when the role or purpose of a service provider changes, and have processes to require service providers maintaining sensitive data on our behalf to delete such data at the time of termination of the contract.

We engage assessors or other third-party service providers in connection with our risk assessment and cybersecurity assessment or audit processes. These service providers assist us to evaluate risks and identify where our current security program may be improved. We consult with these service providers as required to verify mitigation approaches, to compare Blend’s security posture against industry peers, and to provide overall feedback for the security program. Additionally, we utilize outside service providers, as well as a bug bounty program, to penetration test our network infrastructure and applications and provide prioritized security vulnerability findings reports that we include as part of our risk assessment processes. Some Blend customers also perform annual security testing on Blend’s infrastructure and applications.

Like other technology companies, we have experienced cybersecurity incidents in the past. We have not, however, been materially impacted by any previous cybersecurity incidents. For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K,including the risk factors entitled “Risks Related to Our Business and Operations: A cyberattack, security breach, or incident affecting us or the third parties we rely on or partner with could expose us or our customers and consumers to a risk of loss or misuse of confidential information and have an adverse effect on our reputation, brand, business, financial condition, and results of operations.”

Governance

One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function through the Audit Committee.

Our Information Security Officer and our cybersecurity team (which consists of our security policy manager, security operations manager, and red team lead) are primarily responsible for assessing and managing our material risks from cybersecurity threats. Our Information Security Officer has over 20 years of expertise within the cybersecurity field, and manages an experienced team with expertise in relevant security practices such as penetration testing, security operations, policy, etc.

Our Information Security Officer and our cybersecurity team oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The processes by which our Information Security Officer and our cybersecurity team are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents include monitoring of network, system and application logs, review of vulnerability scans and penetration test results, review of industry sources for vulnerability and threat indicators, and use of third-party service providers for audit or assessment purposes. In the event of a significant cybersecurity incident that is identified by the Company, Blend leadership and the Audit Committee is informed by the Information Security Officer or our manager of security operations to support swift and informed decision-making.

Our Information Security Officer provides quarterly briefings to the Audit Committee regarding our cybersecurity risks and activities, including our progress on mitigating threats identified by external cybersecurity risk audits, any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like, in each case as applicable. Our Audit Committee provides regular updates to the board of directors on such reports.
ITEM 2. PROPERTIES
Our corporate headquarters is located in San Francisco, California, where we currently occupy facilities totaling approximately 47,000 square feet under a lease agreement that expires in 2025. We also lease offices in Thousand Oaks, California, Newport Beach, California, Lewisville, Texas, Omaha, Nebraska, Coraopolis, Pennsylvania, and Chennai and Bangalore, India. We have supplemented our leased space with temporary or on demand available space in New York City, New York, New Orleans, Louisiana, Little Rock, Arkansas, Las Vegas, Nevada, Montgomery, Alabama, and Mexico City, Mexico. We do not own any real property. We believe that our current facilities are adequate to meet our current needs, and we believe we can acquire suitable additional or alternative space as needed.
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
Holders of Record
As of March 1, 2024, there were 217 stockholders of record of our Class A common stock. The number of beneficial owners of our Class A common stock is substantially greater than the number of record holders because a large portion of our Class A common stock is held in street name by brokers and other intermediaries. As of March 1, 2024, there was one record holder of warrants to purchase our Class A common stock.

As of March 1, 2024, there were two stockholders of record of our Class B common stock. All shares of our Class B common stock are beneficially owned by Nima Ghamsari.

As of March 1, 2024, there were no holders of our Class C common stock.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
Stock Performance Graph
The following graph compares the cumulative total shareholder return from July 16, 2021, the date on which our Class A common stock commenced trading on the New York Stock Exchange, and its relative performance through December 31, 2023 of (i) our Class A common stock, (ii) the Russell 2000 Stock Index (“S&P 500 Index”) and (iii) the Standard and Poor's 1500 Application Software Index (“S&P Application Software”). The stock performance graph and table assume an initial investment in our Class A common stock and in each index of $100 on July 16, 2021.

The performance graph and table are based on historical results and are not intended to be indicative of future performance. The performance graph and table shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE IPO
Among Blend Labs, Inc., the Russell 2000 Index and the S&P 1500 Application Software Index.

125
100
75
50
25
0
7/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
Blend Labs, Inc.
Russell 2000
S&P 1500 Application Software Index

Company/Index	7/16/21	9/31/21	12/31/21	3/31/22	6/30/22	9/30/22	12/31/22	3/31/23	6/30/23	9/30/23	12/31/23
Blend Labs, Inc.	$100.00	$64.50	$35.12	$27.27	$11.29	$10.57	$6.89	$4.77	$4.53	$6.56	$12.20
Russell 2000	$100.00	$95.64	$97.69	$90.34	$74.80	$73.17	$77.72	$79.85	$84.01	$79.70	$90.88
S&P 1500 Application Software Index	$100.00	$104.50	$107.50	$88.45	$71.72	$66.40	$69.80	$84.74	$93.89	$95.34	$114.62
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. You should review the section titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
This section of this Annual Report on Form 10-K generally discusses fiscal years 2023 and 2022 items and year-to-year comparisons between fiscal years 2023 and 2022. Discussions of fiscal year 2021 items and year-to-year comparisons between fiscal years 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 16, 2023.

Overview
Blend Labs, Inc. was founded in 2012, with a vision to bring simplicity and transparency to financial services, so everyone can gain access to the capital they need to lead better lives. To realize this vision, we have built a market-leading cloud-based software platform and suite of products for financial services firms that is designed to power the end-to-end consumer journey for any banking product. Our software platform was built in an extensible, modular, and configurable fashion to support continued product expansion. We have technology, data, and service providers on our software platform, including an extensive marketplace of insurance carriers, real estate agents, and settlement agencies. Our products and marketplaces provide multiple opportunities for us to serve financial services firms and consumers and drive revenue growth.

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
Our Business Model
Our success-based business model is designed to align our growth with the interests of our customers. We offer our products through software-as-a-service agreements where fees are assessed based on completed transactions, such as a funded loan, new account opening, or API call. For those products that involve a loan or deposit account application, we do not charge for abandoned applications or rejected applications, even though they cause us to incur costs. We provide the platform, including Blend Builder, our configurable platform, under (a) subscription arrangements, in which customers commit to a minimum number of completed transactions at specified prices over the contract term, (b) usage-based arrangements, in which customers pay in arrears a variable amount for completed transactions at a specified price, (c) a fixed price platform fee, allowing the use of multiple products and services, or (d) consumption-based arrangements, in which customers commit to a certain amount of consumption at specified prices and prepay a fixed amount in advance of their consumption. Completed transaction fees are determined by the number and type of software platform components that are needed to support each product offering. Completed transaction fees are not impacted by the dollar size of transactions; however, we provide volume-based discounts to customers as they complete a higher volume of transactions on our software platform. Customers also have the opportunity to secure discounts by agreeing to contractual minimums. We may earn additional overage fees if the number of completed transactions exceeds contractual minimums for customers who elect to enter into subscription or consumption-based agreements in which a minimum number of transactions are completed at specified prices. Other than our usage-based arrangements pursuant to which customers pay for a variable amount of completed transactions, our subscription and consumption-based agreements are generally non-cancelable during the contract term. Our usage-based arrangements generally can be terminated at any time by the customer. With our success-based business model, we are focused on driving revenue growth by enabling our customers to more efficiently process and complete transactions using our software platform.

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

We also earn revenue through commissions or service fees when consumers use our integrated marketplaces to select a real estate agent, property and casualty insurance carrier. These commissions or service fees are generated from consumers and are incremental to what we earn from our financial services firm customers on completed transactions. Our marketplaces are intended to provide greater consumer choice and flexibility and to help financial services firms by providing them with a more complete offering in partnership with Blend. As we drive adoption of our software platform, we expect these commissions and service fees to comprise a larger part of our revenue.

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

Recent Developments
Industry Trends
The mortgage market is heavily influenced by government policies and overall economic conditions. The real estate environment, including interest rates and the general economic environment, typically impacts the demand for mortgage and mortgage related products. Recent changes in these areas have impacted our results of operations. Purchase volume and refinance activity were strong in 2020 and 2021 relative to historical averages over the preceding decade; however, an increase in interest rates due to efforts by the Federal Reserve to manage rising inflation, combined with ongoing supply constraints, resulted in a decline in mortgage origination activity in both 2022 and 2023.

For the year ended December 31, 2022, we saw a 31.9% decrease in mortgage transactions, particularly refinance transactions, on our software platform compared to the year ended December 31, 2021. For the year ended December 31, 2023, we have seen a further decrease of 34.7% in mortgage transactions compared to the year ended December 31, 2022. We attribute the majority of this decrease to relatively high interest rates, decreased housing affordability, and uncertain worldwide political and economic conditions.

Industry forecasters indicate that overall mortgage originations, including refinancing loans, are expected to increase in 2024. As a large portion of our revenue is driven by mortgage and mortgage related transaction volumes, changes in the mortgage origination volumes have had, and are likely to continue to have, material effects on our business.
Credit Agreement Amendment
On November 27, 2023, we entered into a Second Amendment to the Credit Agreement, which amends the Credit Agreement to, among other things, (i) terminate the revolving loan commitments under the Credit Agreement and (ii) amend the maturity date of the term loans under the Credit Agreement to provide for a springing maturity extension to June 30, 2027, in the event that certain conditions are satisfied. These conditions had not been met as of December 31, 2023. In connection with the Amendment, we optionally prepaid outstanding term loans under the Credit Agreement in an aggregate principal amount of $85.0 million in order to reduce outstanding indebtedness and interest expense under the Credit Agreement.
Workforce Reduction Plans
Since 2022, we have implemented several workforce reduction actions as part of our broader efforts to improve cost efficiency and better align our operating structure with our business activities and the current market. Refer to Note 14, Restructuring, for additional information.

In 2023, we executed two workforce reduction initiatives. In January 2023, we committed to a workforce reduction plan (the “January Plan”), which eliminated approximately 340 positions, or 28% of our then-current workforce. In August 2023, we committed to an additional workforce reduction plan (the “August 2023 Plan”), which eliminated approximately 150 positions, or 19% of our then-current workforce. We incurred approximately $24.9 million in charges in connection with these plans for the year ended December 31, 2023, consisting primarily of cash expenditures for compensation, severance, and transition payments, employee benefits, payroll taxes and related facilitation costs.

We may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of our workforce reduction plans and we may undertake additional workforce reductions. Our implementation of any workforce reduction plans is subject to risks and uncertainties, including the possibility that the actual charges in implementing the plans or related initiatives are higher than anticipated, we are unable to achieve our projected cost savings in connection with any workforce reduction plans or related initiatives, or there are unintended consequences from any workforce reduction plans or related initiatives that impact our business.
Key Business Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.
Blend Platform - Mortgage Banking Transactions
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
Title - Originations Closed Orders
In our Title segment, originations closed orders represent the number of originations orders for title insurance or escrow services that were successfully fulfilled in each period with the issuance of a title insurance policy or provision of escrow services. The volume of closed orders is affected by the overall level of real estate activity, which is cyclical in nature and is affected by a number of factors, including the availability of mortgage credit, the cost of real estate, interest rate volatility, consumer confidence, employment and family income levels, and general economic conditions.

Starting in 2023, the Title segment includes the digitally-enabled title component. This change reflects a corresponding change in how our CODM reviews financial information in order to allocate resources and assess performance. Refer to Note 17, Segments, for additional information.

The following table sets forth our key business metrics:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Mortgage banking transactions(1)	805	1,234	1,812
Title originations closed orders	15	58	80
(1) Includes estimated transactions for funded loans not yet reported for the quarter ended December 31, 2023
Components of Results of Operations
Revenue
Blend Platform
In our Blend Platform segment, we generate revenue from fees paid by customers to access our software platform and complete the transactions. Fees are assessed based on completed transactions, such as a funded loan, new account opening, or closing transaction. Completed transaction fees are determined by the number and type of software platform components that are needed to support each product offering. We do not charge for abandoned or rejected applications, even though they cause us to incur costs related to these applications. Arrangements with our customers do not provide the contractual right to take possession of our software at any point in time. Revenue is recognized when access to our platform is provisioned to our customers or as transactions are completed, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. To a lesser extent, we generate revenue from professional services related to the deployment of our platform, premier support services, and consulting services. We also earn revenue through commissions or service fees when consumers use our Blend Platform integrated marketplaces to select a property and casualty insurance carrier, or real estate agent.

Our customers have the ability to access our platform under subscription arrangements, in which customers commit to a minimum number of completed transactions at specified prices over the contract term, under usage-based arrangements, in which customers pay in arrears a variable amount for completed transactions at specified prices, or under consumption-based arrangements in which customers commit to a certain amount of consumption at specified prices and prepay a fixed amount in advance of their consumption. Our subscription and consumption arrangements are generally noncancelable, and we may also earn additional overage fees if the number of completed transactions exceeds the contractual amounts. Our usage-based arrangements generally can be terminated at any time by the customer. We recognize revenue ratably for our subscription arrangements because the customer receives and consumes the benefits of our platform throughout the contract period. We recognize fees for usage-based and consumption arrangements as the completed transactions are processed using our platform. Over the last several quarters, we have seen a shift towards usage-based arrangements in our customer contracts. Revenue from usage-based arrangements represented 58%, 55% and 29% of our Blend Platform segment revenue for the years ended December 31, 2023, 2022 and 2021, respectively.

Starting in 2023, the revenue in the Blend Platform segment excludes revenue from our digitally-enabled title solution, which is now reported as part of the Title segment. Prior period amounts have been reclassified to conform to current period presentation. Refer to Note 17, Segments, for additional information.

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

Starting in 2023, the revenue in the Title segment includes revenue from our digitally-enabled title solution, which was previously reported as part of the Blend Platform segment. Prior period amounts have been reclassified to conform to current period presentation. Refer to Note 17, Segments, for additional information.

We expect mortgage interest rates to remain relatively high in the near term, which will continue to drive down transaction volume, especially refinance transactions volume, adversely affecting both Blend Platform and Title revenue. While we believe that the Blend Platform segment will deliver positive growth in the long-term, we expect that the title insurance and other services revenue within the Title segment will continue to face significant headwinds to growth until mortgage origination volumes increase. We are continuing to evaluate the changes within the mortgage industry and the impact to our segments and their projected operating results.
Cost of Revenue
Blend Platform
In our Blend Platform segment, cost of revenue consists primarily of software-related costs, which include costs of subscribed hosting and support, costs of premier support services, and the costs of delivering professional services. Starting in 2023, the cost of revenue in the Blend Platform segment excludes cost of revenue related to our digitally-enabled title solution.

Software-related costs of subscribed hosting services and support consist primarily of expenses related to hosting our services, third-party fees related to platform connectivity services, which include verification of income, assets, and employment, software licenses and expenses related to providing support to our customers.

Costs of premier support and professional services consist primarily of personnel-related expenses, including stock-based compensation expense, expenses associated with delivering implementation and other services, travel expenses, and allocated overhead costs.

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

Title
In our Title segment, cost of revenue consists of costs of traditional title, escrow and other trustee services, which represent primarily personnel-related expenses of our Title segment as well as title abstractor, notary, and the cost of recording services provided by external vendors. Starting in 2023, the cost of revenue in the Title segment includes cost of revenue related to our digitally-enabled title solution.

In future periods, we expect that cost of revenue as a percentage of revenue will increase in the near term primarily due to the anticipated decline in revenue driven by the decrease in projected mortgage industry origination volume caused by increased interest rates.
Operating Expenses

We have taken actions to manage our operating expenses and focus our investments on initiatives critical to achieving our broader strategy. We expect to see ongoing improvements to our expenses from these actions in 2024.
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

Amortization of acquired intangible assets and impairment of goodwill and acquired intangible assets
Amortization of acquired intangible assets relates to customer relationships acquired in connection with the Title365 business combination, which were amortized over the estimated useful life on a straight-line basis. No amortization was recorded in 2023 due to the full write off of the customer relationship intangible assets resulting from an impairment charge recognized in the year ended December 31, 2022. In connection with the impairment reviews, we also recorded an impairment charge against the goodwill, representing the full write off of the carrying amount in the year ended December 31, 2022.
Restructuring
Restructuring charges relate to our workforce reduction plans and are comprised of cash expenditures for compensation and severance payments, executive transition costs, employee benefits, payroll taxes and related facilitation costs. Refer to Note 14, Restructuring, for additional information.
Other Income (Expense), Net
Other income (expense), net consists primarily of income earned from our investment portfolio. For the year ended December 31, 2023, other income (expense), net also includes a loss on the partial extinguishment of debt. For the year ended December 31, 2022, other income (expense), net also includes an adjustment to the carrying value of investment in non-marketable equity securities.
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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Revenue
Software platform	$101,204	$113,589	$127,239
Professional services	8,345	7,835	6,944
Title	47,297	113,777	100,312
Total revenue	156,846	235,201	234,495
Cost of revenue(1)
Software platform	22,025	30,706	30,263
Professional services	11,065	15,504	12,812
Title	42,621	99,340	75,431
Total cost of revenue	75,711	145,550	118,506
Gross profit	81,135	89,651	115,989
Operating expenses:
Research and development(1)	81,591	138,094	92,216
Sales and marketing(1)	60,130	85,248	84,077
General and administrative(1)	70,688	139,120	128,802
Amortization of acquired intangible assets	—	8,411	8,136
Impairment of intangible assets and goodwill	—	449,680	—
Restructuring	24,948	15,275	—
Total operating expenses	237,357	835,828	313,231
Loss from operations	(156,222)	(746,177)	(197,242)
Interest expense	(30,811)	(24,790)	(11,279)
Other income (expense), net	7,248	4,916	493
Loss before income taxes	(179,785)	(766,051)	(208,028)
Income tax (expense) benefit	(94)	2,241	38,886
Net loss	$(179,879)	$(763,810)	$(169,142)
(1)Includes stock-based compensation as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Cost of revenue	$1,132	$2,069	$753
Research and development	19,046	47,280	13,184
Sales and marketing	7,137	11,725	7,167
General and administrative	18,706	48,628	49,740
Total stock-based compensation	$46,021	$109,702	$70,844

	Year Ended December 31,
	2023	2022	2021
	(as a % of revenue)*
Revenue
Software platform	65%	48%	54%
Professional services	5	4	3
Title	30	48	43
Total revenue	100	100	100
Cost of revenue
Software platform	14	13	13
Professional services	7	7	6
Title	27	42	32
Total cost of revenue	48	62	51
Gross margin	52	38	49
Operating expenses:
Research and development	52	59	39
Sales and marketing	38	36	36
General and administrative	45	59	55
Amortization of acquired intangible assets	—	4	3
Impairment of intangible assets and goodwill	—	191	—
Restructuring	16	6	—
Total operating expenses	151	355	134
Loss from operations	(100)	(317)	(84)
Interest expense	(20)	(11)	(5)
Other income (expense), net	5	2	—
Loss before income taxes	(115)	(326)	(89)
Income tax (expense) benefit	—	1	17
Net loss	(115)%	(325)%	(72)%
____________
*Certain percentages may not foot due to rounding

Comparison of the Years Ended December 31, 2023 and 2022

Revenue and Cost of Revenue

	Year Ended December 31,
	2023		2022		$ Change	% Change
	(In thousands)
Segment revenue:
Blend Platform:
Mortgage Suite	$77,574		$94,280		$(16,706)	(18%)
Consumer Banking Suite	23,630		19,309		4,321	22%
Professional Services	8,345		7,835		510	7%
Total Blend Platform	109,549		121,424		(11,875)	(10%)
Title	47,297		113,777		(66,480)	(58%)
Total revenue	$156,846		$235,201		$(78,355)	(33%)
Segment cost of revenue:
Blend Platform	$33,090		$46,210		$(13,120)	(28%)
Title	42,621		99,340		(56,719)	(57%)
Total cost of revenue	$75,711		$145,550		$(69,839)	(48%)
Segment gross profit and gross margin:
Blend Platform	$76,459	70%	$75,214	62%	$1,245	2%
Title	4,676	10%	14,437	13%	(9,761)	(68%)
Total gross profit	$81,135	52%	$89,651	38%	$(8,516)	(9%)

Revenue decreased $78.4 million, or 33%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, driven by a decrease in Title segment revenue of $66.5 million, or 58%, primarily due to the lower volume of title orders, and a decrease in Blend Platform revenue of $11.9 million, or 10%. Within Blend Platform revenue, Mortgage Suite revenue decreased $16.7 million, or 18%, primarily due to the lower volume of mortgage banking transactions, particularly refinance transactions, with our customers, partially offset by an increase in revenue from homeowner's insurance and close transactions, Consumer Banking Suite revenue increased $4.3 million, or 22%, primarily due to the increase in home equity, deposit accounts, close and personal loan transactions, and Professional Services revenue increased by $0.5 million, or 7%, primarily due to an increase in professional services associated with the deployment and support of our platform.

Cost of revenue decreased $69.8 million, or 48%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, driven by a decrease of $56.7 million, or 57% within the Title segment, primarily due to the lower volume of title orders, and a decrease in Blend Platform cost of revenue of $13.1 million, or 28%, primarily due to the lower volume of mortgage banking transactions.

Gross profit decreased $8.5 million, or 9% for the year ended December 31, 2023 compared to the year ended December 31, 2022. Gross margin was 52% for the year ended December 31, 2023 compared to 38% for the year ended December 31, 2022. Within Blend Platform segment, gross profit increased by $1.2 million, or 2%, while gross margin increased to 70% in 2023 as compared to 62% in 2022, driven by growing adoption of our product add-ons within the Mortgage Suite, such as close and income verification, faster deployments of our higher margin Consumer banking products due to utilization of Blend Builder platform, as well as our operating efficiencies and cost optimizations. Within the Title segment, gross profit decreased by $9.8 million, or 68%, while gross margin decreased to 10% in 2023 as compared to 13% in 2022 due to continued headwinds in the economic environment.

Operating Expenses

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$81,591	$138,094	$(56,503)	(41%)
Sales and marketing	60,130	85,248	(25,118)	(29%)
General and administrative	70,688	139,120	(68,432)	(49%)
Amortization of acquired intangible assets	—	8,411	(8,411)	(100%)
Impairment of intangible assets and goodwill	—	449,680	(449,680)	(100%)
Restructuring	24,948	15,275	9,673	63%
Total operating expenses	$237,357	$835,828	$(598,471)	(72%)
Research and Development
Research and development expenses decreased $56.5 million, or 41%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to a $28.2 million decrease in stock-based compensation expense and a $24.2 million decrease in personnel related expenses attributable to a decrease in headcount, in each case, related to our restructuring actions, and a $3.2 million decrease in professional and outside services.
Sales and Marketing
Sales and marketing expenses decreased $25.1 million, or 29%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to a $12.9 million decrease in personnel related expenses, a $4.6 million decrease in stock-based compensation expense, and a $4.6 million decrease in commissions, attributable to a decrease in headcount, in each case, related to our restructuring actions, and a $1.4 million decrease in advertising and promotion expenses.
General and Administrative
General and administrative expenses decreased $68.4 million, or 49% for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to a $29.9 million decrease in stock-based compensation and a $22.7 million decrease in personnel related expenses attributable to a decrease in headcount, in each case, related to our restructuring actions, as well as a $4.7 million decrease in insurance, a $3.4 million decrease in software and hosting costs, a $1.9 million decrease in professional services, a $1.5 million decrease in expenses related to title and escrow loss reserve, and a $0.8 million decrease in facilities costs.
Amortization of acquired intangible assets
Amortization of acquired intangible assets decreased $8.4 million, or 100% for the year ended December 31, 2023 compared to the year ended December 31, 2022, due to the full write off of the customer relationship intangible assets from the Title365 acquisition resulting from an impairment charge recognized in 2022.
Impairment of intangible assets and goodwill
Impairment of intangible assets and goodwill decreased $449.7 million, or 100% for the year ended December 31, 2023 compared to the year ended December 31, 2022, due to the impairment charges recorded in connection with the interim quantitative impairment reviews of the intangible assets and goodwill within the Title365 reporting unit performed in 2022.
Restructuring
Restructuring expenses increased $9.7 million, or 63% for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to the execution of the 2023 restructuring plans, which were larger than the 2022 restructuring plans. The restructuring charges included cash expenditures for compensation and severance payments, executive transition costs, employee benefits, payroll taxes and related facilitation costs.

Interest Expense

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(In thousands)
Interest expense	$(30,811)	$(24,790)	$(6,021)	24%
Interest expense increased $6.0 million, or 24%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to the increase in interest rate on the Term Loan under the Credit Agreement. The borrowings under the Credit Agreement accrue interest at a floating rate which can be, at our option, either (i) an adjusted Term SOFR rate for a specified interest period plus an applicable margin of 7.50% or (ii) a base rate plus an applicable margin of 6.50%. The effective interest rate on the Term Loan was approximately 14.57% and 13.43% at December 31, 2023 and 2022, respectively.

Other Income (Expense), net

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(In thousands)
Other income (expense), net	$7,248	$4,916	$2,332	47%
Other income (expense), net increased $2.3 million, or 47%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to an increase of $9.0 million in income from our investment portfolio, partially offset by a $4.0 million loss on extinguishment of debt recognized in 2023 and a $2.9 million gain on investment in equity securities without readily determinable fair value recognized in 2022.

Income Taxes

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(In thousands)
Income tax (expense) benefit	$(94)	$2,241	$(2,335)	(104%)
Income taxes increased $2.3 million, or 104%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to an adjustment to the valuation allowance resulting from changes in U.S. tax law requiring capitalization and amortization of research and development costs for tax purposes recorded in 2022.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through proceeds from the issuance of our stock and warrants and cash generated from the sale of our product offerings, as well as debt financing. As of December 31, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $136.9 million. Cash and cash equivalents are comprised of bank deposits and money market funds. Marketable securities are comprised of U.S. treasury and agency securities, commercial paper, and corporate debt securities. Most of our cash and cash equivalents are held in the United States.

We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $1,341.6 million as of December 31, 2023. We expect to continue to incur operating losses for the foreseeable future due to the investments that we intend to make in our business and the pressures on revenue growth due to the current macroeconomic environment and, as a result, we may require additional capital resources to grow our business.

Credit Agreement
In connection with our acquisition of Title365, on June 30, 2021, we entered into a credit agreement that provides for a $225.0 million term facility and a $25.0 million revolving facility. The term facility was funded on July 1, 2021 and was fully drawn upon to provide, in part, the acquisition consideration being paid in connection with the purchase of a 90.1% interest in Title365. On November 27, 2023, we entered into the Second Amendment to the Credit Agreement (the “Second Amendment”), which, among other things, terminated the revolving facility and amended the maturity date of the Term Loan to provide for a springing maturity extension to June 30, 2027, in the event that certain conditions are satisfied. These conditions have not been met as of December 31, 2023. In connection with the Second Amendment, we opted to prepay the outstanding Term Loan under the Credit Agreement in an aggregate principal amount of $85.0 million.

The Term Loan will mature on June 30, 2026, and the full principal amount is due at maturity. No amortization payments are required with respect to the Term Loan.

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
Material Cash Requirements
Our material cash requirements arising from known contractual and other obligations primarily relate to our obligations under our Credit Agreement, leases for our office locations, and purchase commitments. As of December 31, 2023, our principal contractual cash obligations consisted of the following:

	Total	Next 12 Months	Beyond 12 Months
	(In thousands)
Term Loan - principal	$140,000	$—	$140,000
Term Loan - interest(1)	45,923	18,430	27,494
Term Loan - exit fee	4,500	—	4,500
Operating lease obligations	13,011	5,106	7,905
Purchase commitments	20,728	9,835	10,893
Total	$224,162	$33,371	$190,792
(1) Interest on Term Loan is based on rates effective and amounts borrowed as of December 31, 2023. Since the contractual rate for our Term Loan is variable, actual cash payments may differ from the estimates provided.

In 2023,we executed two workforce reduction initiatives. In January 2023, we committed to a workforce reduction plan (the “January Plan”), which eliminated approximately 340 positions, or 28% of our then-current workforce. In August 2023, we committed to an additional workforce reduction plan (the “August 2023 Plan”). The August 2023 Plan eliminated approximately 150 positions, or 19% of our then-current workforce. We incurred approximately $24.9 million in charges in connection with these plans for the year ended December 31, 2023, consisting primarily of cash expenditures for compensation, severance, and transition payments, employee benefits, payroll taxes and related facilitation costs.

We believe that current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements, however, will depend on continued growth in our customer base, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and features, the continuing market adoption of Blend’s software platform, and the effectiveness of our efforts to improve cost efficiency. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition would be adversely affected. See the section titled “Risk Factors—Risks Related to Our Business—Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and harm our results of operations.”
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net cash used in operating activities	$(127,621)	$(190,418)	$(127,504)
Net cash provided by (used in) investing activities	127,306	99,431	(633,908)
Net cash (used in) provided by financing activities	(90,958)	2,220	933,573
Effect of exchange rates on cash, cash equivalents and restricted cash	(31)	(116)	(9)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(91,304)	$(88,883)	$172,152
Cash Used in Operating Activities
Our largest source of operating cash is cash collections from our customers, and our primary uses of cash in operations are for employee-related expenditures, sales and marketing expenses, and third-party hosting costs.

Net cash used in operating activities for the years ended December 31, 2023 and 2022 was $127.6 million and $190.4 million, respectively. The decrease in cash used in operations reflects a decrease in our net loss adjusted for noncash items, including charges associated with the impairments of goodwill and intangible assets, stock-based compensation, loss on extinguishment of debt, depreciation and amortization, change in deferred taxes, amortization of deferred contract costs, amortization of operating lease right-of-use assets, and amortization of debt discount and issuance costs on our long-term debt, and changes in operating assets and liabilities. Fluctuations in operating assets and liabilities are affected primarily by changes in trade and other receivables, prepaid expenses and other current assets, accrued compensation, deferred revenue, accounts payable, and other liabilities.
Cash Provided by Investing Activities
Net cash provided by investing activities during the year ended December 31, 2023 was $127.3 million, which was primarily due to maturities of marketable securities of $310.5 million, sale of marketable securities of $56.0 million, partially offset by $236.1 million used in purchases of marketable securities, an investment via issuance of note receivable of $2.5 million, and property and equipment purchases of $0.6 million.

Net cash provided by investing activities during the year ended December 31, 2022 was $99.4 million, which was primarily due to maturities of marketable securities of $247.0 million, partially offset by $145.5 million used in purchases of marketable securities, and property and equipment purchases of $2.1 million.
Cash (Used in) Provided by Financing Activities
Net cash used in financing activities for the year ended December 31, 2023 was $91.0 million, primarily consisting of partial repayment of long-term debt principal of $85.0 million and payment of taxes related to net share settlement of equity awards of $6.2 million.

Net cash provided by financing activities for the year ended December 31, 2022 was $2.2 million, primarily reflecting proceeds from the exercises of stock options, net of repurchases, of $2.6 million.

Contingent Obligations
We administer escrow and trust deposits held at third-party financial institutions representing funds received under real estate contracts, escrowed funds received under escrow agreements, and/or undisbursed amounts received for settlement of mortgage and home equity loans. Cash held for these purposes was approximately $3.2 million, net of outstanding checks in transit of $27.8 million, as of December 31, 2023. These funds are not considered assets of ours and, therefore, are not included in our consolidated balance sheet; however, we are contingently liable for the disposition of these funds on behalf of consumers.

As of December 31, 2023, we did not have any other relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

We believe that of our significant accounting policies, which are described further in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, the following accounting estimates involve a greater degree of judgment and complexity. Accordingly, these are the estimates we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.
Revenue Recognition
In our Blend Platform segment, we generate revenue from fees paid by our customers to access our platform, to complete mortgage banking and consumer banking transactions on our software platform, and, to a lesser extent, from professional services. In our Title segment, we generate revenue from digitally-enabled and traditional title insurance services, where we earn fees for placing and binding title insurance policies with third-party underwriters, and from escrow and other trustee services where we earn fees from managing the closing of real estate transactions.

In the Blend Platform segment, our customers have the ability to access our platform under subscription arrangements, consumption arrangements, or usage-based arrangements. We recognize fees for subscription arrangements ratably over the non-cancelable contract term and for consumption and usage-based arrangements as the completed transactions are processed using our platform.

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

Stock-Based Compensation
We measure and recognize our stock-based compensation based on estimated fair values for all stock awards, which include stock options, RSUs and PSUs. We recognize stock-based compensation expense for stock options and RSUs that vest only based upon the satisfaction of a service condition on a straight-line basis over the requisite service period, which is generally the vesting period. We recognize stock-based compensation expense for PSUs that vest based upon the satisfaction of a market condition on a straight-line basis over the derived service period. We account for forfeitures as they occur.

We believe the area we apply the most critical judgment in recognition of our stock-based compensation relates to the valuation of stock option awards and PSUs. We use the Black-Scholes-Merton option pricing model to determine the grant date fair value of the stock options and the Monte Carlo simulation to determine the grant date fair value of the PSUs. The assumptions used to determine the fair value of these awards, such as the risk-free interest rate, expected volatility of our stock price, and expected life of the award, represent our estimates, which involve inherent uncertainties and the application of management’s judgment.

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
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $31.0 million and marketable securities and other investments of $106.0 million as of December 31, 2023, which consisted of bank deposits, money market funds, U.S. treasury and agency securities, commercial paper, corporate debt, and asset-backed securities. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points change in interest rates during any of the periods presented would not have had a material impact on our investments.

As of December 31, 2023, subsequent to our optional prepayment of outstanding Term Loan under the Credit Agreement in an aggregate principal amount of $85.0 million, we had $140.0 million of remaining principal outstanding under our Term Loan. Our borrowings under the Term Loan accrue interest at a floating rate which can be, at our option, either (i) an adjusted Term SOFR rate for a specified interest period plus an applicable margin of 7.50% or (ii) a base rate plus an applicable margin of 6.50%. The applicable interest rate was 12.95% as of December 31, 2023. An increase of 100 basis points in the applicable interest rate would increase our annual interest expense by approximately $1.4 million. A decrease of 100 basis points in the applicable interest rate would decrease our annual interest expense by approximately $1.4 million.
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

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Blend Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Blend Labs, Inc. and its subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations and comprehensive income (loss), of redeemable noncontrolling interest and stockholders’ equity and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 14, 2024
We have served as the Company’s auditor since 2023.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Blend Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Blend Labs, Inc. and subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of operations and comprehensive income (loss), consolidated statements of redeemable noncontrolling interest and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2019 to 2022.

San Francisco, California
March 16, 2023, except for Notes 1, 3 and 17 as to which the date is March 14, 2024.

Blend Labs, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$30,962	$124,199
Marketable securities and other investments	105,960	229,948
Trade and other receivables, net of allowance for credit losses of $149 and $436, respectively	18,345	22,718
Prepaid expenses and other current assets	14,569	19,231
Total current assets	169,836	396,096
Property and equipment, net	3,945	5,742
Operating lease right-of-use assets	8,565	11,668
Intangible assets, net	2,108	2,127
Deferred contract costs	2,453	1,691
Restricted cash, non-current	7,291	5,358
Other non-current assets	11,867	10,082
Total assets	$206,065	$432,764
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,170	$1,260
Deferred revenue	8,984	8,695
Accrued compensation	5,562	10,059
Other current liabilities	14,858	15,459
Total current liabilities	31,574	35,473
Operating lease liabilities, non-current	6,982	11,091
Other non-current liabilities	2,228	5,478
Debt, non-current, net	138,334	216,801
Total liabilities	179,118	268,843
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	46,190	40,749
Stockholders’ equity:
Preferred stock, $0.00001 par value: 200,000 shares authorized and no shares issued and outstanding as of December 31, 2023; no shares authorized, issued and outstanding as of December 31, 2022	—	—
Class A, Class B and Class C Common Stock, $0.00001 par value: 3,000,000 (Class A 1,800,000, Class B 600,000, Class C 600,000) shares authorized as of December 31, 2023; 249,910 (Class A 240,262, Class B 9,648, Class C 0) and 240,931 (Class A 230,210, Class B 10,721, Class C 0) shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	1,321,944	1,286,815
Accumulated other comprehensive gain (loss)	441	(708)
Accumulated deficit	(1,341,630)	(1,162,937)
Total stockholders’ equity	(19,243)	123,172
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$206,065	$432,764
See accompanying notes to consolidated financial statements

Blend Labs, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue
Software platform	$101,204	$113,589	$127,239
Professional services	8,345	7,835	6,944
Title	47,297	113,777	100,312
Total revenue	156,846	235,201	234,495
Cost of revenue
Software platform	22,025	30,706	30,263
Professional services	11,065	15,504	12,812
Title	42,621	99,340	75,431
Total cost of revenue	75,711	145,550	118,506
Gross profit	81,135	89,651	115,989
Operating expenses:
Research and development	81,591	138,094	92,216
Sales and marketing	60,130	85,248	84,077
General and administrative	70,688	139,120	128,802
Amortization of acquired intangible assets	—	8,411	8,136
Impairment of intangible assets and goodwill	—	449,680	—
Restructuring	24,948	15,275	—
Total operating expenses	237,357	835,828	313,231
Loss from operations	(156,222)	(746,177)	(197,242)
Interest expense	(30,811)	(24,790)	(11,279)
Other income (expense), net	7,248	4,916	493
Loss before income taxes	(179,785)	(766,051)	(208,028)
Income tax (expense) benefit	(94)	2,241	38,886
Net loss	(179,879)	(763,810)	(169,142)
Less: Net loss (income) attributable to noncontrolling interest	1,186	43,638	(771)
Net loss attributable to Blend Labs, Inc.	(178,693)	(720,172)	(169,913)
Less: Accretion of redeemable noncontrolling interest to redemption value	(6,627)	(48,438)	(1,430)
Net loss attributable to Blend Labs, Inc. common stockholders	$(185,320)	$(768,610)	$(171,343)

Net loss per share attributable to Blend Labs, Inc. common stockholders:
Basic and diluted	$(0.76)	$(3.28)	$(1.30)
Weighted average shares used in calculating net loss per share:
Basic and diluted	245,206	234,161	131,985

Comprehensive loss:
Net loss	$(179,879)	$(763,810)	$(169,142)
Unrealized gain (loss) on marketable securities	1,030	(135)	(794)
Foreign currency translation gain (loss)	119	235	(9)
Comprehensive loss	(178,730)	(763,710)	(169,945)
Less: Comprehensive loss (income) attributable to noncontrolling interest	1,186	43,638	(771)
Comprehensive loss attributable to Blend Labs, Inc.	$(177,544)	$(720,072)	$(170,716)

See accompanying notes to consolidated financial statements

Blend Labs, Inc.
Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity
(In thousands)

	Year Ended December 31, 2023
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

		Shares	Amount
Balances as of December 31, 2022	$40,749	240,931	$2	$1,286,815	$(708)	$(1,162,937)	$123,172
Issuance of common stock upon exercise of stock options, net of repurchases	—	274	—	460	—	—	460
Vesting of early exercised stock options	—		—	1,446	—	—	1,446
Vesting of restricted stock units	—	13,531	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	(4,826)	—	(6,171)	—	—	(6,171)
Stock-based compensation	—	—	—	46,021	—	—	46,021
Unrealized gain on investments in marketable securities	—	—	—	—	1,030	—	1,030
Foreign currency translation gain	—	—	—	—	119	—	119
Accretion of redeemable noncontrolling interest to redemption value	6,627	—	—	(6,627)	—	—	(6,627)
Net loss	(1,186)	—	—	—	—	(178,693)	(178,693)
Balances as of December 31, 2023	$46,190	249,910	$2	$1,321,944	$441	$(1,341,630)	$(19,243)

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

See accompanying notes to consolidated financial statements

Blend Labs, Inc.
Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (Continued)
(In thousands)

	Year Ended December 31, 2021
	Redeemable Noncontrolling Interest	Founders Preferred Stock and Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

		Shares	Amount	Shares	Amount
Balances as of December 31, 2020	$—	122,379	$385,225	47,948	$1	$50,968	$(5)	$(272,852)	$163,337
Issuance of Series G Convertible Preferred Stock, net of issuance costs of $299	—	22,419	309,701	—	—	—	—	—	309,701
Exercise of performance-based convertible preferred stock warrants	—	2,075	8,014	—	—	—	—	—	8,014
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	—	12,927	—	13,397	—	—	13,397
Vesting of early exercised stock options	—	—	—	—	—	5,023	—	—	5,023
Vesting of performance-based convertible preferred stock warrants	—	—	—	—	—	118	—	—	118
Vesting of restricted stock units	—	—	—	108	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	70,844	—	—	70,844
Unrealized loss on investments in marketable securities, net	—	—	—	—	—	—	(794)	—	(794)
Repayment of employee promissory note collateralized by common stock	—	—	—	—	—	2,881	—	—	2,881
Noncontrolling interest recognized in connection with business combination	33,748	—	—	—	—	—	—	—	—
Issuance of common stock in connection with initial public offering, including partial exercise of the underwriter’s option to purchase additional shares, net of underwriting discounts and issuance costs	—	—	—	22,468	—	366,684	—	—	366,684
Conversion of convertible preferred stock to common stock in connection with initial public offering	—	(146,873)	(702,940)	146,873	1	702,939	—	—	—
Issuance of warrant in connection with the Credit Agreement	—	—	—	—	—	6,789	—	—	6,789
Accretion of redeemable noncontrolling interest to redemption value	1,430	—	—	—	—	(1,430)	—	—	(1,430)
Foreign currency translation loss	—	—	—	—	—	—	(9)	—	(9)
Net income (loss)	771	—	—	—	—	—	—	(169,913)	(169,913)
Balances as of December 31, 2021	$35,949	—	$—	230,324	$2	$1,218,213	$(808)	$(442,765)	$774,642

See accompanying notes to consolidated financial statements

Blend Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(179,879)	$(763,810)	$(169,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	46,021	109,702	70,844
Depreciation and amortization	2,464	10,766	10,607
Impairment of intangible assets and goodwill	—	449,680	—
Amortization of deferred contract costs	2,979	4,638	5,030
Amortization of debt discount and issuance costs	2,968	3,058	1,390
Amortization of operating lease right-of-use assets	3,296	3,650	3,207
Loss on extinguishment of debt	3,970	—	—
Release of valuation allowance and change in deferred taxes	—	(2,864)	(39,311)
Gain on investment in equity securities	—	(2,884)	—
Other	(5,187)	2,129	2,944
Changes in operating assets and liabilities:
Trade and other receivables	4,274	12,289	(5,839)
Prepaid expenses and other assets, current and non-current	2,048	9,374	(13,929)
Deferred contract costs, non-current	(762)	2,487	1,236
Accounts payable	910	(4,900)	1,558
Deferred revenue	289	627	(5,554)
Accrued compensation	(4,497)	(8,081)	5,588
Operating lease liabilities	(4,012)	(3,888)	(3,200)
Other liabilities, current and non-current	(2,503)	(12,391)	7,067
Net cash used in operating activities	(127,621)	(190,418)	(127,504)
Investing activities
Purchases of marketable securities	(236,079)	(145,543)	(351,583)
Sale of marketable securities	56,022	6	—
Maturities of marketable securities	310,450	247,036	125,075
Additions to property, equipment, internal-use software and intangible assets	(587)	(2,068)	(1,886)
Investment in non-marketable equity securities	—	—	(2,500)
Investment in note receivable	(2,500)	—	(3,000)
Acquisition of Title365, net of cash acquired	—	—	(400,014)
Net cash provided by (used in) investing activities	127,306	99,431	(633,908)
Financing activities
Proceeds from initial public offering, net of underwriters' fees and issuance costs	—	(391)	366,805
Proceeds from debt financing, net of issuance costs	—	—	218,792
Proceeds from exercises of stock options, including early exercises, net of repurchases	268	2,611	25,222
Taxes paid related to net share settlement of equity awards	(6,171)	—	—
Partial repayment of long-term debt principal	(85,055)	—	—
Proceeds from issuance of Convertible Preferred Stock, net of issuance costs	—	—	309,701
Proceeds from exercises of Convertible Preferred Stock warrants	—	—	10,172
Proceeds from repayment of employee promissory note collateralized by common stock	—	—	2,881
Net cash (used in) provided by financing activities	(90,958)	2,220	933,573
Effect of exchange rates on cash, cash equivalents and restricted cash	(31)	(116)	(9)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(91,304)	(88,883)	172,152
Cash, cash equivalents, and restricted cash at beginning of period	129,557	218,440	46,288
Cash, cash equivalents, and restricted cash at end of period	$38,253	$129,557	$218,440
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$30,962	$124,199	$213,082
Restricted cash	7,291	5,358	5,358
Total cash, cash equivalents, and restricted cash	$38,253	$129,557	$218,440

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$107	$276	$884
Cash paid for interest	$27,814	$25,056	$6,428
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs not yet paid	$—	$—	$121
Vesting of early exercised stock options	$1,446	$4,060	$5,023
Accretion of redeemable noncontrolling interest to redemption value	$6,627	$48,438	$1,430
Issuance of warrant in connection with debt financing	$—	$—	$6,789
Operating lease liabilities arising from obtaining new or modified right-of-use assets	$327	$605	$1,715

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
Basis of Presentation and Principles of Consolidation
The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of Blend Labs, Inc. and its subsidiaries in which the Company holds a controlling financial interest. Noncontrolling interest represents the minority stockholder’s share of the net income or loss and equity in a consolidated subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

The Company’s consolidated financial statements for the year ended December 31, 2021 include the results of Title365 from the acquisition date through December 31, 2021.

Changes in Financial Statement Presentation, Revenue Disaggregation and Segment Composition
In 2023, the Company changed the presentation of revenue and cost of revenue on the consolidated statements of operations and comprehensive income (loss), by disaggregating each caption into the categories of software platform, professional services, and title, in order to provide the financial statement users with greater visibility into the composition of these accounts.

In 2023, the Company changed its reporting segments to align with how the Company’s Chief Operating Decision Maker (“CODM”) reviews financial information in order to allocate resources and assess performance. As the result of this change, the Company’s digitally-enabled title component (previously referred to as “software-enabled” title component) was reclassified from the Blend Platform segment to Title segment (previously referred to as “Title365” segment).

In 2023, the Company changed the presentation of its disaggregated revenue within the notes to the consolidated financial statements, to align with the change in how the Company’s CODM reviews financial information. This change was driven by the introduction of Composable Origination, which gives customers the ability to build custom solutions using the Blend Builder Platform (a software platform within the Blend Platform segment), or configure workflows with pre-built solutions such as Instant Home Equity, Deposit Accounts, Credit Cards, and others. Within the new disaggregation, Mortgage Suite revenue represents revenue related to mortgage transactions processed through the Company’s software platform, ancillary product revenue related to mortgage transactions, and marketplace revenue (property and casualty insurance). Consumer Banking Suite revenue represents revenue related to the Company’s consumer banking products including personal loans, credit cards, deposit accounts, and home equity, including ancillary product revenue related to consumer banking transactions. Professional Services revenue represents revenue related to the deployment of the Company’s software platform, client support and consulting services. Title revenue represents revenue related to title (traditional and digitally-enabled), escrow and other closing and settlement services provided by the Title segment.

Prior period amounts have been reclassified to conform to current period presentation.

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. Actual results may differ from those estimates. Such estimates include, but are not limited to, estimates of variable

Blend Labs, Inc.
Notes to Consolidated Financial Statements

consideration, evaluation of contingencies, determination of the incremental borrowing rates used in calculations of lease liabilities, determination of fair value of stock-based compensation, determination of fair value of marketable securities, determination of fair value of warrants, determination of fair value of long-term debt, valuation of deferred tax assets, valuation of acquired intangible assets, valuation of the redeemable noncontrolling interest, determination of useful lives of tangible and intangible assets, assessment of impairment of goodwill and intangible assets, and the valuation of equity securities without readily determinable fair value.

Risks and Uncertainties
The Company has been and may continue to be affected by various macroeconomic factors, including interest rate environment, housing affordability, and worldwide political and economic conditions. The global financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, rising interest rates, inflation, increases in unemployment rates and uncertainty about economic stability. The real estate environment, including interest rates and the general economic environment, typically impacts the demand for mortgage and mortgage related products. Recent changes in these areas have impacted the Company’s results of operations. Purchase volume and refinance activity were strong in 2021 and 2020 relative to historical averages over the preceding decade; however, an increase in interest rates due to efforts by the Federal Reserve to manage rising inflation, combined with ongoing supply constraints, resulted in a decline in mortgage origination activity for 2022, which continued into 2023. These factors could continue to impact overall origination activity levels into 2024 and in future periods.

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
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company places its cash with high credit quality and federally insured institutions. Cash with any one institution may be in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes the exposure to credit risk is not significant. The Company considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents. As of December 31, 2023 and 2022, cash and cash equivalents consisted of cash, money market accounts, and highly liquid investments with original maturities less than 90 days. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair value due to the short-term nature of the investments.
Restricted Cash
The Company has classified cash that is not available for use in its operations as restricted cash. Restricted cash consists primarily of collateral for letters of credit related to security deposits for the Company’s office facility lease arrangements and collateral for surety bonds related to the Title segment. As of December 31, 2023 and 2022, the Company had restricted cash of $7.3 million and $5.4 million, respectively, all of which was classified as non-current.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Trade and Other Receivables and Credit Loss Reserves
The Company reports trade and other receivables net of the allowance for credit losses, in accordance with Accounting Standards Codification (“ASC”) 326, Financial Instruments—Credit Losses. ASC 326 requires an entity to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The Company’s estimate of expected credit losses is determined based on expected lifetime loss rates calculated from historical data and adjusted for the impact of current and future conditions, such as the age of outstanding receivables, historical payment patterns, any known or expected changes to the customers’ ability to fulfill their payment obligations, or assessment of broader economic conditions that may impact the customers’ ability to pay the outstanding balances. As of December 31, 2023 and 2022, the reserve for expected credit losses was $0.1 million and $0.4 million, respectively. The provision for expected credit losses and the uncollectible portion of the receivables written off against reserve for expected credit losses were not material for the years ended December 31, 2023 and 2022.
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

Available-for-sale securities are carried at fair value, with the change in unrealized gains and losses reported as a separate component on the consolidated statements of comprehensive income until realized. Fair value is determined based on quoted market rates when observable or utilizing data points that are observable, such as quoted prices, interest rates and yield curves. Securities with an amortized cost basis in excess of estimated fair value are assessed to determine what amount of the excess, if any, is caused by expected credit losses. Expected credit losses on securities are recognized in other income (expense), net on the consolidated statements of operations and comprehensive income (loss), and any remaining unrealized losses are included in accumulated other comprehensive loss in stockholders' equity. For the purposes of computing realized and unrealized gains and losses, the cost of securities is based on the specific-identification method. Interest on securities classified as available for sale is included as a component of investment income within other income (expense), net. The Company does not measure an allowance for credit losses on accrued interest receivable and recognizes interest receivable write offs as a reversal of interest income. No accrued interest was written off during the years ended December 31, 2023, 2022 and 2021.
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
Leases
The Company measures lease liabilities based on the present value of the total lease payments not yet paid discounted based on the Company’s incremental borrowing rate, which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease. The lease liability also includes expected renewal or termination options, if the option is reasonably certain to be exercised. The Company measures right-of-use assets based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs the Company incurs and (iii) tenant incentives under the lease. The Company’s leases do not provide a readily determinable implicit interest rate and the Company uses its incremental borrowing rate to measure the lease liability

Blend Labs, Inc.
Notes to Consolidated Financial Statements

and corresponding right-of-use asset. The incremental borrowing rate is a fully collateralized rate that considers the Company’s credit rating, market conditions, and the term of the lease. The Company accounts for all components in a lease arrangement as a single combined lease component and begins to recognize lease expense when the lessor makes the underlying asset available to the Company. For short-term leases, the Company records rent expense in the consolidated statements of operations and comprehensive income (loss) on a straight-line basis over the lease term and records variable lease payments as incurred. The Company has no finance leases.
Impairment of Long-Lived Assets
The Company evaluates the carrying value of long-lived assets, such as property and equipment and capitalized software development costs, whenever events or changes in circumstances occur that could impact the recoverability of the asset group to which the assets relate. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future estimated undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment was recorded for the years ended December 31, 2023, 2022 and 2021.
Cloud Computing Arrangements
The Company capitalizes certain implementation costs incurred during the application development stage under cloud computing arrangements that are service contracts in accordance with ASC 350-40, Internal-Use Software. The capitalized costs are presented within prepaid expenses and other current assets on the consolidated balance sheets and expensed over the term of the related hosting arrangement service period.
Investment in Non-Marketable Equity Securities
Investment in non-marketable equity securities without readily determinable fair values is recorded at cost, less impairment, if any, plus or minus observable price changes in orderly transactions of an identical or similar investment of the same issuer. During the year ended December 31, 2022, the Company recognized a $2.9 million gain as the result of an adjustment to the carrying value of the non-marketable security to reflect observable price changes. The Company determined the adjustment by measuring the security at fair value using the option pricing model (“OPM”) as of the date the observable transaction occurred. Observable transactions, such as the issuance of new equity by an investee, are indicators of investee enterprise value and are used to estimate the fair value of the Company’s investment in the equity security. An OPM is utilized to allocate value to the various classes of securities of the investee, including classes owned by the Company. Such information, available to the Company from the investee entity, is supplemented with the Company’s estimates such as volatility, expected time to liquidity and the rights and obligations of the securities the Company holds. The inputs to valuation techniques used to measure fair value of the Company’s non-marketable equity security are classified as Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. Refer to Note 6, Significant Balance Sheet Components, in the notes to the consolidated financial statements for further information. There were no observable price changes for the year ended December 31, 2023.

At each reporting date, the Company performs a qualitative assessment to evaluate the investment for impairment. If the qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value, the carrying amount of the investment is reduced to its fair value. Any adjustments to carrying value based on observable price changes and impairment charges are recorded in other income (expense), net on the consolidated statements of operations and comprehensive income (loss) and the investment is presented within other non-current assets on the consolidated balance sheets.
Investment in Notes Receivable
Investment in notes receivable represents an investment in a privately-held company via convertible promissory notes that are accounted for under ASC 310, Receivables, at cost basis, less impairment. At each reporting date, the Company evaluates the collectability of the notes receivable in accordance with ASC 326, Financial Instruments—Credit Losses. The notes receivable are presented within other non-current assets on the consolidated balance sheets. Refer to Note 6, Significant Balance Sheet Components, in the notes to the consolidated financial statements for further information.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Business Combinations
On June 30, 2021, the Company completed its acquisition and obtained control of 90.1% of Title365 (refer to Note 9, Business Combinations.) The Company accounts for acquisitions in accordance with ASC 805, Business Combinations. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquired business are recognized and measured as of the acquisition date at fair value, which is based on best estimates and assumptions as of the acquisition date. Such estimates are inherently uncertain and subject to refinement. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interest in the acquired business exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Transaction costs directly attributable to the acquisition are expensed as incurred. Upon acquisition, the accounts and results of operations of the acquired business are consolidated as of and subsequent to the acquisition date.
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

Due to a continued decline in economic and market conditions, including a decline in the Company’s market capitalization and current and projected declines in the operating results of the Title segment, the Company determined that triggering events that indicate the assets should be evaluated for impairment existed as of June 30, 2022 and performed an interim quantitative impairment analysis, which resulted in a partial impairment of goodwill and the acquired customer relationship intangible assets. Subsequently, based on further deterioration in market conditions in the third quarter of 2022, such as continued increases in interest rates leading to further declines in the current and projected operating results of the Title segment, the Company determined that triggering events existed as of September 30, 2022 and performed another interim quantitative impairment analysis, which resulted in a full impairment of the remaining amounts of goodwill and the acquired customer relationship intangible assets. Refer to Note 5, Goodwill and Intangible Assets, in the notes to the consolidated financial statements for further information.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Redeemable Noncontrolling Interest
The Company’s 90.1% ownership of Title365 results in recognition of 9.9% noncontrolling interest, which represents the minority stockholder’s share of the net income and equity in Title365. The Title365 stockholders agreement includes a provision whereby the Company has a call option to purchase the 9.9% noncontrolling interest at a purchase price equal to the greater of (1) $49.5 million plus an amount of interest calculated using an interest rate of 5.0% per annum compounding annually; or (2) 4.4 multiplied by the trailing 12-month EBITDA multiplied by the noncontrolling interest ownership percentage (the “Title365 Call Option”). The Title365 Call Option is exercisable beginning 2 years following the acquisition closing date. The noncontrolling interest holder also holds an option to compel the Company to purchase the remaining 9.9% noncontrolling interest at a price calculated in the same manner as the Title365 Call Option (the “Title365 Put Option”). The Title365 Put Option is exercisable beginning 5 years following the acquisition closing date. Neither the Title365 Call Option nor the Title365 Put Option have an expiration date. However, pursuant to the Title365 stockholders agreement, the Company also has certain bring-along rights that it can exercise under certain circumstances, which may result in the Title365 Put Option being extinguished. As the Title365 Put Option is not solely within the Company’s control, the Company classified this interest as redeemable noncontrolling interest (“RNCI”) within the mezzanine equity section of the consolidated balance sheets. The RNCI is accreted to the redemption value under the interest method from the acquisition date through the date the Title365 Put Option becomes exercisable. At each balance sheet date, the RNCI is reported at the greater of the initial carrying amount adjusted for the RNCI's share of earnings or losses and other comprehensive income or loss, or its accreted redemption value. The changes in the redemption amount are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. For each reporting period, the entire periodic change in the redemption amount is reflected in the computation of net loss per share under the two-class method as being akin to a dividend. As of December 31, 2023, the redemption amount of the Title365 Put Option as if it was currently redeemable was $55.9 million.
Debt and Debt Issuance Costs
The carrying value of the Company’s term loan is presented net of debt issuance costs and discount relating to the issuance of preferred stock warrant. These costs are amortized as a non-cash component of interest expense using the effective interest method over the term of the loan. Unamortized debt issuance costs that exist upon the extinguishment of debt are expensed proportionally to the amount of debt extinguished and the resulting loss on extinguishment is presented within other income (expense), net on the consolidated statement of operations and comprehensive income (loss). Refer to Note 10, Debt Financing, in the notes to the consolidated financial statements for further information.
Segment Information
The Company’s operating segments are defined in a manner consistent with how the Company manages its operations and how the Company’s CODM evaluates the results and allocates the Company’s resources.

Prior to the acquisition of Title365 (refer to Note 9, Business Combinations), the Company operated as a single reportable segment as the CODMs, who were the chief executive officer (the Head of Blend) and the president, together reviewed the financial information presented on a consolidated basis to evaluate the Company’s financial performance and make resource allocation decisions. Following the acquisition, the banking platform business (“Blend Platform”) and Title365 operated as two separate reportable segments. In connection with the acquisition and completion of the IPO, the Company changed its internal processes around the assessment of operating segments results and allocation of resources, and determined that subsequent to these transactions, the function of CODM is performed solely by the Head of Blend.

In June 2022, the Company completed the migration of its largest Title365 customer from traditional title to a digitally-enabled title solution. This solution automates the flow of the title orders from the customer’s loan origination software and passes the orders through the Blend Platform. In connection with the migration, the Company changed its reporting segments, so that the composition of the Blend Platform segment included the Company’s digitally-enabled title component.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

In March 2023, the Company introduced Composable Origination, which gives customers the ability to easily configure or build custom workflows from a prebuilt set of components. In connection with this development, the Company changed the reporting segments back to the prior structure, where the composition of the Blend Platform segment excluded the digitally-enabled title component and instead the digitally-enabled title component was reported within the Title segment. This segment reporting change reflects a corresponding change in how the Company’s CODM reviews financial information in order to allocate resources and assess performance. The comparative prior period amounts have been reclassified to conform to current period presentation.
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
Blend Platform

The Company delivers its cloud-based software platform as a service, including the Blend Builder Platform, which offers a set of low-code, drag-and-drop design tools, modular components and integrations to allow customers to create and deploy their

Blend Labs, Inc.
Notes to Consolidated Financial Statements

own new product offerings. Arrangements with customers do not provide the contractual right to take possession of the software at any point in time.

In 2023, the Company introduced a consumption-based pricing model for mortgage-related and consumer banking products to better meet the needs of its customers. With the consumption-based pricing model, customers typically enter into one to three year arrangements (“consumption-based arrangements”) that include a fixed annual commitment, which represents a portion of a customer’s expected annual usage that is consumed at specified prices for each product. Under consumption-based arrangements, the Company typically bills its customers quarterly, semi-annually, or annually in advance of their consumption. To the extent customers consume the platform in excess of the pre-purchased amount, they are charged for their incremental usage billed as overages monthly in arrears. Consumption-based arrangements typically permit customers to rollover any unused amount to the subsequent renewal year, generally on the commitment to pre-purchase additional consumption. Therefore, under consumption-based arrangements, the nature of the Company’s promise to customers is to provide a specified quantity of services. Consumption-based arrangements are generally non-cancelable during the contract term.

The Company also offers usage-based arrangements, in which customers pay a variable amount for completed transactions at specified prices. Under the usage-based arrangements, the Company bills its customers for completed transactions monthly in arrears. Revenue from usage-based arrangements represented 58%, 55% and 29% of the Blend Platform segment revenue for the years ended December 31, 2023, 2022 and 2021, respectively. The Company recognizes revenue under each of these arrangements as customers consume completed transactions, such as funded loan, new account opening, or closing transaction. Completed transaction fees for mortgage-related and consumer banking products, including ancillary products (e.g., income verification and close products), are determined by the number and type of software platform components that are needed to support each product offering. Usage-based arrangements generally can be terminated at any time by the customer.

The Company continues to recognize revenue generated from subscription arrangements executed in the prior years where customers pay fees for the ability to access the Company’s platform. Under subscription-based arrangements, customers commit to a minimum number of completed transactions at specified prices over the contract term. For subscription-based arrangements, the Company estimates variable consideration, which takes into account historical experience and other external factors that may impact the expectation of future completed transactions beyond a customer’s contracted minimum number of completed transactions. At each reporting period, the Company assesses the expected overage fees, if any, that will be earned for the duration of the contract term. Subscription arrangements are generally non-cancelable during the contract term and do not provide the contractual right to take possession of the software at any point in time. The Company begins recognizing revenue when access to the platform is provisioned to customers for an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Access to the platform represents a series of distinct services as the Company continually provides access to the platform, fulfills its obligation to the customer over the non-cancelable contractual term, and the customer receives and consumes the benefit of the platform throughout the contract period. The series of distinct services represents a single performance obligation that is satisfied over time. Under its subscription arrangements, the Company typically bills customers for any committed amounts quarterly, semi-annually or annually in advance and for overages beyond a customer’s contracted minimum number of completed transactions on a monthly or quarterly basis in arrears. The Company recognizes fees for subscription arrangements ratably over the non-cancelable contract term of the arrangement as subscription services are provided, beginning on the commencement date of each contract, which is the date services are made available to the customers.

The Company also recognized revenue, to a lesser extent, from professional services and premier support services.

Professional services revenue consists of fees for services related to helping customers deploy, configure, and optimize the use of the Company’s technology. These services include consulting, project management, system integration, data migration, process enhancement, and training. Professional services contracts are priced either on a fixed price basis and billed in full at the beginning of the contract term or on a time-and-materials basis and billed monthly in arrears. Professional services revenues for contracts on a fixed price basis are recognized on a proportional performance basis, which measures the service hours performed to date relative to the total expected hours to completion. Professional services revenues for contracts on a time-and-materials basis are recognized as services are delivered.

Premier support revenue consists of fees for various services provided as part of a support package, such as email and chat support, unlimited quantity of service requests, developer assist API support, VIP support escalation line, phone/web conference support, and advanced configuration support. Premier support contracts are typically billed annually in advance and recognized ratably over time as a stand-ready performance obligation.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

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
Contract assets
The Company records a contract asset when revenue recognized on its subscription arrangements and professional services contracts exceeds billable amounts under the contract. Contract assets are included in prepaid expenses and other current assets in the Company’s consolidated balance sheets.
Deferred Revenue
Deferred revenue represents billings or payments received in advance of revenue recognition. Balances consist primarily of amounts prepaid under subscription and consumption-based arrangements and professional services not yet provided as of the balance sheet dates. Amounts that will be recognized during the succeeding 12-month period are recorded as deferred revenue, current, and the remaining portion, if any, is recorded as deferred revenue, non-current. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined its contracts do not include a significant financing component. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing its services, not to receive financing from its customers or to provide customers with financing.
Deferred Contract Costs
The Company capitalizes incremental and recoverable costs of obtaining contracts with customers. The capitalized amounts consist primarily of sales commissions paid to the Company’s sales force. The Company applies the practical expedient to expense sales commissions as incurred when the amortization period is one year or less.

Deferred contract costs related to new revenue contracts are amortized on a straight-line basis over an estimated period of benefit of five years. The Company determined the period of benefit by taking into consideration customer attrition and estimated technology life cycles. Amortization expense is included in sales and marketing expenses in the consolidated statements of operations and comprehensive income (loss).

The Company periodically evaluates whether there have been any changes in its business, market conditions, or other events which would indicate that the period of benefit for its new revenue contracts should be changed or that there are potential indicators of impairment.
Cost of Revenue
Software-related costs of subscribed hosting, support, and costs of delivering professional services are expensed as incurred. Costs of subscribed hosting services and support revenue primarily consist of expenses related to hosting the Company’s services and providing support to the Company’s customers. These expenses are comprised of third-party web hosting costs and

Blend Labs, Inc.
Notes to Consolidated Financial Statements

software licenses, customer support, and other customer related activities. Costs of professional services consist primarily of personnel and related direct costs, including employee salaries, payroll taxes, business expenses (e.g., employee travel and lodging expenses for customer projects), as well as allocated overhead.

Cost of revenue related to Title365 services consists of costs of title, escrow and other trustee services, which represent primarily personnel-related expenses of our Title segment as well as title abstractor, notary, and recording service expense provided by external vendors.
Title and Escrow Loss Reserve
The Company serves as policy issuing agent for third party underwriters. The Company may be liable to the underwriter for certain policy claims losses pursuant to the terms of the agency agreement with the underwriter. Reserves for estimated future losses on policies issued are established at the time the title insurance revenue is recognized in accordance with ASC 450, Contingencies, and are based on claim loss history, industry trends, legal environment, geographic considerations, and the type of title insurance policies written. Title and escrow loss reserves are presented within other current liabilities and other non-current liabilities on the consolidated balance sheets.
Advertising Costs
Advertising costs are expensed as incurred. The Company recorded $3.9 million, $5.2 million and $7.0 million in advertising expense for the years ended December 31, 2023, 2022 and 2021, respectively, as part of sales and marketing expenses in the consolidated statements of operations and comprehensive income (loss).
Research and Development Costs
Research and development costs within the consolidated statements of operations and comprehensive income (loss) are comprised of personnel costs, including stock-based compensation expense associated with the Company’s engineering personnel responsible for the design, development, and testing of the product, depreciation of equipment used in research and development and allocated facilities, and information technology costs. Research and development costs are expensed as incurred.
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

The Company also grants restricted stock units with performance vesting conditions (“PSUs”) to certain senior executives. The PSUs will vest in four tranches upon continued service and satisfaction of certain market-based performance targets related to

Blend Labs, Inc.
Notes to Consolidated Financial Statements

the Company’s stock price hurdles. The Company estimates the grant date fair value of the PSUs using a Monte Carlo simulation model.
Income Taxes
The Company accounts for income taxes using an asset and liability approach. Under this method, the Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements, as well as from net operating loss and tax credit carryforwards. Deferred tax amounts are measured using enacted statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets that, based on all available positive and negative evidence, are not expected to be realized. Such evidence includes, but is not limited to, recent cumulative earnings or losses, expectations of future taxable income by taxing jurisdiction, the anticipated reversal or expiration dates of the deferred tax assets and tax planning strategies.

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
Other Income (Expense), Net
Other income (expense), net for the year ended December 31, 2023 consists primarily of income earned from the Company’s investment portfolio of $11.4 million, offset by a loss on the partial extinguishment of debt of $4.0 million. Other income (expense), net for the year ended December 31, 2022 consists primarily of income earned from the Company’s investment portfolio of $2.4 million, an adjustment to carrying value of investment in non-marketable equity securities of $2.9 million, and net foreign currency transaction losses of $0.5 million. Other income (expense), net for the year ended December 31, 2021 consists primarily of income earned from the Company’s investment portfolio of $0.4 million.
Employee Benefit Plan
The Company maintains a 401(k) plan that covers all eligible employees in the United States. Employer matching contributions are discretionary. The Company, at its discretion, may match a percentage of the employee contributions. The Company recognized a contribution expense of $3.0 million for the year ended December 31, 2023. The Company recognized a contribution expense of $4.8 million for the year ended December 31, 2022. No contribution expense was recognized for the years ended December 31, 2021.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities, and trade accounts receivable. The Company maintains its cash equivalents primarily in money market funds and highly liquid investments that are issued or guaranteed by the United States government or its agencies. As of December 31, 2023, cash and cash equivalents of $31.0 million include $1.9 million of cash in a foreign jurisdiction. Collateral is not required for trade accounts receivable.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Title365 has agreements with insurance underwriters authorizing the Company to issue title insurance policies on behalf of the insurance underwriters. During the year ended December 31, 2023, the policies were underwritten by two title insurance companies, which accounted for approximately 67% and 33%, respectively, of title policy fees earned during the period. During the year ended December 31, 2022, the policies were underwritten by two title insurance companies, which accounted for approximately 57% and 43%, respectively, of title policy fees earned during the period.

The following customers comprised 10% or more of the Company’s revenue for the following periods:

	Year Ended December 31,
Customer	2023	2022	2021
A1	19%	29%	26%
(1) this customer generates revenue in both Blend Platform and Title segments

The following customers comprised 10% or more of the Company’s trade and unbilled receivables:

Customer	December 31, 2023	December 31, 2022
A	10%	12%
B	13%	10%
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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

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

Recently Issued Accounting Standards Not Yet Adopted
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The guidance simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20 that requires entities to account for beneficial conversion features and cash conversion features in equity separately from the host convertible debt or preferred stock. The guidance is effective for the Company for annual reporting periods, and interim reporting periods within those annual periods, beginning January 1, 2024. ASU 2020-06 should be applied on a full or modified retrospective basis and early adoption is permitted. The Company expects the impact from adoption of this ASU in the first quarter of 2024 will not have a material impact on its consolidated financial statements.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820). This update clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. The guidance is effective for the Company for annual reporting periods, and interim reporting periods within those annual periods, beginning January 1, 2024. Early adoption is permitted. The Company expects the adoption of this ASU in the first quarter of 2024 will not have a material impact on its consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280). This update improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, for all public entities to enable investors to develop more decision-useful financial analyses. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740). This update improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

3. Revenue Recognition and Contract Costs
Disaggregation of Revenue
The following table provides information about disaggregated revenue by service offering:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Blend Platform:
Mortgage Suite	$77,574	$94,280	$113,831
Consumer Banking Suite	23,630	19,309	13,408
Total Software Platform	101,204	113,589	127,239
Professional Services	8,345	7,835	6,944
Total Blend Platform	109,549	121,424	134,183
Title	47,297	113,777	100,312
Total revenue	$156,846	$235,201	$234,495

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

Contract Accounts	Balance Sheet Line Reference	As of December 31, 2023	As of December 31, 2022
		(In thousands)
Contract assets—current	Prepaid expenses and other current assets	$1,593	$1,252
Contract liabilities—current	Deferred revenue, current	$(8,984)	$(8,695)

There were no long-term contract assets or deferred revenue as of December 31, 2023 and December 31, 2022.

During the year ended December 31, 2023, the Company recognized $7.9 million of revenue that was included in the deferred revenue balance at the beginning of the period. During the year ended December 31, 2022, the Company recognized $7.2 million of revenue included in the deferred revenue balance at the beginning of the period.

During the year ended December 31, 2023, the Company recognized approximately $2.4 million of revenue from performance obligations satisfied in previous periods. During the year ended December 31, 2022, the Company reduced revenue by $1.8 million due to performance obligations satisfied in previous periods. The revenue recognized or reduced from performance obligations satisfied in the prior periods primarily related to changes in the transaction price, including changes in the estimate of variable consideration.

Remaining Performance Obligations
As of December 31, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations was $94.9 million. These remaining performance obligations represent commitments in customer contracts for services expected to be provided in the future that have not been recognized as revenue. The expected timing of revenue recognition for these commitments is largely driven by the Company’s ability to deliver in accordance with relevant contract terms and when the Company’s customers utilize services, which could affect the Company’s estimate of when the Company expects to recognize revenue for these remaining performance obligations. The Company expects to recognize approximately half of the remaining performance obligations as revenue over the next 12 months. The Company expects the majority of non-current remaining performance obligations to be recognized over the next 13 to 24 months.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Deferred Contract Costs
As of December 31, 2023 and December 31, 2022, total unamortized deferred contract costs were $3.5 million and $5.2 million, respectively, of which $1.0 million and $3.5 million was recorded within prepaid expenses and other current assets and $2.5 million and $1.7 million was recorded within deferred contract costs, non-current, on the consolidated balance sheets as of December 31, 2023 and December 31, 2022, respectively.

The amortization of deferred contract costs was $3.0 million, $4.6 million and $5.0 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive income (loss).
4. Investments and Fair Value Measurements
The carrying amount, unrealized gain and loss, and fair value of investments by major security type were as follows:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$6,804	$—	$—	$6,804	Level 1
Commercial paper	14,932	—	—	14,932	Level 2
Total cash equivalents	21,736	—	—	21,736
Marketable securities:
U.S. treasury and agency securities	33,225	8	(71)	33,162	Level 2
Debt securities	56,512	187	(127)	56,572	Level 2
Asset-backed securities	16,037	99	—	16,136	Level 2
Mutual funds	60	—	—	60	Level 1
Total marketable securities	105,834	294	(198)	105,930
Other investments:
Certificates of deposit	30	—	—	30	Level 2
Total marketable securities and other investments	105,864	294	(198)	105,960
Restricted cash, non-current:
Money market funds	6,959	—	—	6,959	Level 1
Certificates of deposit	332	—	—	332	Level 2
Total restricted cash	7,291	—	—	7,291
Total	$134,891	$294	$(198)	$134,987

Blend Labs, Inc.
Notes to Consolidated Financial Statements

	December 31, 2022
	Amortized Cost	Gross Unrealized Loss	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$26,389	$—	$26,389	Level 1
Commercial paper	29,242	—	29,242	Level 2
U.S. treasury and agency securities	12,163	—	12,163	Level 2
Total cash equivalents	67,794	—	67,794
Marketable securities:
U.S. treasury and agency securities	197,734	(918)	196,816	Level 2
Commercial paper	23,686	—	23,686	Level 2
Debt securities	4,462	(16)	4,446	Level 2
Total marketable securities	225,882	(934)	224,948
Other investments:
Certificates of deposit	5,000	—	5,000	Level 2
Total marketable securities and other investments	230,882	(934)	229,948
Restricted cash:
Certificates of deposit	335	—	335	Level 2
Total	$299,011	$(934)	$298,077

Restricted cash that is not available for use in operations consisted of $5.0 million collateral for standby letters of credit related to the Company’s office lease facilities and $1.9 million collateral for surety bonds related to the Title segment as of December 31, 2023. Restricted cash consisted of $5.0 million collateral for standby letters of credit related to the Company’s office lease facilities as of December 31, 2022.

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

The following table summarizes the stated maturities of the Company’s marketable securities and other investments:

	December 31, 2023	December 31, 2022
	(In thousands)
Due within one year	$66,620	$201,921
Due after one year through four years	39,340	28,027
Total marketable securities and other investments	$105,960	$229,948

All asset-backed securities have a maturity date in excess of one year from the balance sheet date.

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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

The Company does not have an intent to sell any of these securities prior to maturity and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date. Accordingly, as of December 31, 2023, the Company believes that the unrealized losses are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no impairment charges or allowance for credit losses have been recognized in the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2023. As of December 31, 2023 and December 31, 2022, the number of investment positions that are in an unrealized loss position were 28 and 38, respectively. As of December 31, 2023, the Company had four securities, with a fair value of $16.0 million, that have been in a continuous unrealized loss position for twelve months or greater. As of December 31, 2022, the Company had no securities that have been in a continuous unrealized loss position for twelve months or greater. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

The Company recognized income from its investment portfolio of $11.4 million, $2.4 million and $0.4 million for the years ended December 31, 2023, 2022 and 2021. Accrued interest receivable was $0.9 million and $0.9 million, as of December 31, 2023 and December 31, 2022, respectively, and is presented within prepaid expenses and other current assets on the consolidated balance sheets. No accrued interest was written off during the years ended December 31, 2023, 2022 and 2021.
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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

amount. These charges are presented within impairment of intangible assets and goodwill in the consolidated statements of operations and comprehensive income (loss) and are not deductible for tax purposes.

There was no impairment of intangible assets for the year ended December 31, 2023.

Intangible Assets
Intangible assets consisted of the following:

	December 31, 2023
	Weighted Average Remaining Amortization	Gross Amount	Accumulated Amortization	Net Book Value
	(In years)	(In thousands)
Intangible assets subject to amortization:
Domain name	7.7	$210	$(102)	$108
Indefinite-lived intangible assets:
Acquired licenses		2,000	—	2,000
Total intangible assets, net		$2,210	$(102)	$2,108

	December 31, 2022
	Weighted Average Remaining Amortization	Gross Amount	Accumulated Amortization	Impairment Charge	Net Book Value
	(In years)	(In thousands)
Intangible assets subject to amortization:
Acquired customer relationships	—	$179,000	$(16,548)	$(162,452)	$—
Internally developed software	—	11,391	(11,391)	—	—
Domain name	8.6	210	(83)	—	127
Total finite-lived intangible assets, net	8.6	190,601	(28,022)	(162,452)	127
Indefinite-lived intangible assets:
Acquired licenses		2,000	—	—	2,000
Total intangible assets, net		$192,601	$(28,022)	$(162,452)	$2,127

Amortization of intangible assets for the year ended December 31, 2023 was immaterial. Amortization of intangible assets for the years ended December 31, 2022 and 2021 was $8.4 million and $9.2 million respectively.
6. Significant Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

Blend Labs, Inc.
Notes to Consolidated Financial Statements

	December 31, 2023	December 31, 2022
	(In thousands)
Contract assets	$1,593	$1,252
Deferred contract costs	1,015	3,518
Prepaid insurance	1,855	3,646
Prepaid software	4,319	5,472
Prepaid other	3,438	2,184
Recording fee advances	470	857
Other current assets	1,879	2,302
Total prepaid expenses and other current assets	$14,569	$19,231

Recording fee advances represent amounts advanced on behalf of customers in the Title segment associated with the recording of mortgage documents. These amounts are primarily recouped within 30 days from funds in the escrow accounts the Company administers.
Property and Equipment, Net
Property and equipment, net, consisted of the following:

	December 31, 2023	December 31, 2022
	(In thousands)
Computer and software	$6,398	$5,843
Furniture and fixtures	1,816	1,886
Leasehold improvements	4,886	4,884
Total property and equipment, gross	13,100	12,613
Accumulated depreciation and amortization	(9,155)	(6,871)
Total property and equipment, net	$3,945	$5,742

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $2.4 million, $2.3 million and $1.4 million respectively.
Notes Receivable
In 2021, the Company made a $3.0 million investment in a privately-held company via a convertible promissory note. In 2023, the Company made an additional $2.5 million investment into the issuer via another convertible promissory note. Interest accrues at 2% per annum and outstanding principal and accrued interest is due and payable at the earliest of (i) 60 months from the execution of each note, respectively, (ii) an initial public offering, or (iii) change in control, unless otherwise converted to shares of the issuer. The outstanding principal and unpaid accrued interest on the notes is convertible into 4,500,000 shares of the issuer’s Series Seed Preferred Stock and 2,192,308 shares of the issuer’s Series A Preferred Stock, respectively, at the option of the issuer, upon a change in control, upon the issuer’s initial public offering, or upon a qualified equity financing. The conversion options are not bifurcated from the promissory notes as the options do not meet the net settlement criteria of a derivative instrument due to the options not being readily convertible to cash. The Company also has a call option to merge the issuer with the Company for aggregate consideration of $500.0 million. The value of the call option was determined to be inconsequential.

At each reporting date, the Company evaluates the collectability of the notes receivable in accordance with ASC 326, Financial Instruments—Credit Losses. As of December 31, 2023 and 2022, the Company determined that no credit loss existed for the convertible promissory notes, and no provision for expected credit losses was recognized. The notes receivable are presented within other non-current assets on the consolidated balance sheet as of December 31, 2023 and 2022.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Investments in Non-Marketable Equity Securities
In September 2021, the Company made a $2.5 million equity investment in a privately-held company in exchange for 103,611 shares of Series Growth 1a Preferred Stock. In September 2022, the Company recognized a $2.9 million gain as the result of an adjustment to the carrying value of this investment to reflect observable price changes in orderly transactions of an identical or similar investment of the same issuer. The carrying value of this investment was $5.4 million as of December 31, 2023 and 2022, respectively. There were no impairments for the years ended December 31, 2023 and 2022. Subsequent to December 31, 2023, the Company identified an observable price change in an orderly transaction of a similar investment of the same issuer, and therefore, the Company expects to remeasure the investment at fair value as of the date the transaction has occurred in January 2024. Since the Company has not yet completed the necessary valuation procedures to remeasure the security at fair value as of the date the transaction has occurred, an estimate of an adjustment to the carrying value could not be made at the time the financial statements were issued.
Cloud Computing Arrangements
The Company capitalizes certain implementation costs incurred during the application development stage under cloud computing arrangements that are service contracts. The carrying value of the capitalized costs was $0.1 million as of December 31, 2023, which is presented within prepaid expenses and other current assets. The carrying value of the capitalized costs was $0.9 million as of December 31, 2022, of which $0.7 million is presented within prepaid expenses and other current assets, and $0.2 million is presented within other non-current assets on the consolidated balance sheets. Amortization of capitalized implementation costs is recognized on a straight-line basis over the term of the associated hosting arrangement when it is ready for its intended use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.

Other Current Liabilities
Other current liabilities consisted of the following:

	December 31, 2023	December 31, 2022
	(In thousands)
Accrued expenses	$2,644	$3,051
Accrued interest	101	73
Accrued professional fees	1,861	2,615
Accrued connectivity fees	3,103	3,143
Accrued litigation contingencies	1,105	700
Operating lease liabilities, current portion	4,379	4,089
Other current liabilities	1,665	1,788
Total other current liabilities	$14,858	$15,459
Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

	December 31, 2023	December 31, 2022
	(In thousands)
Early exercise liability	$362	$2,002
Payroll tax liabilities	347	1,354
Other liabilities	1,519	2,122
Total other long-term liabilities	$2,228	$5,478

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Title and Escrow Loss Reserve
The Company performs title insurance services and issues a title insurance policy as an agent for a third-party title insurance underwriter. The Company may incur a loss if it does not follow the guidelines outlined in the agency agreements. Reserves for estimated future losses on policies issued are established at the time the title insurance revenue is recognized. As of December 31, 2023, title and escrow loss reserves were $1.5 million, of which $0.2 million, is presented within other current liabilities and $1.3 million is presented within other non-current liabilities on the consolidated balance sheets. As of December 31, 2022, title and escrow loss reserves were $2.1 million, of which $0.2 million is presented within other current liabilities and $1.9 million is presented within other non-current liabilities on the consolidated balance sheets.
7. Leases
The Company leases its facilities under non-cancelable operating leases with various expiration dates. Leases may contain escalating payments.

The Company’s total operating lease costs were $6.7 million, $7.4 million and $6.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company’s total operating lease costs include variable costs in the amount of $2.2 million, $1.9 million and $1.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. Variable lease costs are primarily comprised of maintenance costs and are determined based on the actual costs incurred during the period. Variable lease payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities. The Company’s total operating lease costs also include short-term lease costs in the amount of $0.2 million, $0.7 million and $0.2 million for the years ended December 31, 2023, 2022 and 2021.

As of December 31, 2023 and 2022, the weighted average remaining operating lease term was 3.1 years and 3.8 years respectively. The weighted average discount rate used to estimate operating lease liabilities for leases that existed as of December 31, 2023 and 2022 was 8.1% and 7.9% respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $5.0 million, $5.0 million and $4.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, maturities of operating lease liabilities were as follows:

Year ending December 31,	(In thousands)
2024	$5,106
2025	4,251
2026	1,302
2027	1,094
2028	783
Thereafter	475
Total lease payments	13,011
Less: imputed interest	(1,649)
Total operating lease liabilities	$11,362
8. Commitments and Contingencies
Purchase Commitments
The Company has future minimum purchase obligations under arrangements with third parties who provide hosting infrastructure services, cloud services, and Software as a service (“SaaS”) solutions to support our business operations.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

The future non-cancelable purchase obligations, which were not recognized on our consolidated balance sheet as of December 31, 2023, were as follows:

Year ending December 31,	(In thousands)
2024	$9,835
2025	8,060
2026	2,833
Total	$20,728
Contingencies
From time to time and in the normal course of business, the Company may be subject to various legal matters, such as threatened or pending claims or proceedings. The litigation contingencies, if realized, could have a material negative impact on the Company’s financial condition, results of operations, and cash flows. The Company recognizes a provision for litigation losses when a contingent liability is probable and the amount thereof is estimable. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. Amounts accrued for litigation contingencies are based on the Company’s best estimates, assessments of the likelihood of damages, and the advice of counsel and often result from a series of judgments about future events and uncertainties that rely heavily on estimates and assumptions, therefore the actual settlement amounts could differ from the estimated contingency accrual and result in additional charges or reversals in future periods. As of December 31, 2023 and 2022, the Company had a litigation contingency accrual of approximately $1.1 million and $0.7 million, respectively, which is presented within other current liabilities in the consolidated balance sheets.
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

The Company enters into indemnification provisions under (i) its agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers, and landlords and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2023 and 2022.

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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Escrow or Trust Funds
The Company administers escrow and trust deposits held at third-party financial institutions representing funds received under real estate contracts, escrowed funds received under escrow agreements, and undisbursed amounts received for settlement of mortgage and home equity loans. These funds are not considered assets of the Company and, therefore, are not included in the consolidated balance sheets; however, the Company remains contingently liable for the disposition of these funds on behalf of its customers. Cash held by the Company for these purposes was approximately $3.2 million, net of outstanding checks in transit of $27.8 million as of December 31, 2023, and approximately $5.0 million, net of outstanding checks in transit of $42.8 million as of December 31, 2022.
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
Notes to Consolidated Financial Statements

June 30, 2021
Fair value of consideration transferred	(In thousands)
Cash consideration	$416,848
Fair value of replacement share-based payment awards	855
Total purchase consideration	$417,703

The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net identifiable assets acquired was allocated to goodwill, which is not expected to be deductible for tax purposes. However, ASC 805-740-30-3 requires that changes in assumptions about the realizability of an acquirer's valuation allowance as a result of a business combination are recorded separately from the business combination accounting. The goodwill, which was recorded to the Title segment, predominantly arises due to synergies the Company expected to achieve through integration of Title365 with the Company’s existing software platform, enabling financial services firms to automate title commitments and streamline communication with consumers and settlement teams.

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

Year Ended December 31, 2021
(In thousands)
Revenues(1)	$363,637
Net loss	$(180,904)
Net income attributable to redeemable noncontrolling interest	$3,276
Net loss attributable to Blend Labs, Inc.	$(184,180)
(1) As part of the Company’s evaluation of Title365 accounting policies post-acquisition, Title365 revenue was adjusted to be presented net of insurance premiums paid to the underwriters, in accordance with Principal vs. Agent considerations included in ASC 606, Revenue Recognition.

10. Debt Financing
Debt consisted of the following:

	Year Ended December 31,
	2023	2022
	(In thousands)
Term Loan - principal	$140,000	$225,000
Term Loan - exit fee	4,500	4,500
Less: unamortized debt discounts and issuance costs	(6,166)	(12,699)
Total debt	$138,334	$216,801

On June 30, 2021, in connection with the closing of the acquisition of Title365, the Company entered into a credit agreement, as amended from time to time (the “Credit Agreement”), which provided for a $225.0 million senior secured term loan (the “Term Loan”) and a $25.0 million senior secured revolving credit facility (the “Revolving Facility”.) The Revolving Facility included a $10.0 million sublimit for the issuance of letters of credit. The Revolving Facility also included a swingline sub-facility (the “Swingline Facility”) that accommodated same-day borrowing of base rate loans. The sublimit for the Swingline Facility is $5.0 million. In October 2022, the Company entered into the First Amendment (the “Amendment”) to the Credit Agreement. The Amendment replaced the reference rate from LIBOR to SOFR as a result of the expected cessation of LIBOR and in accordance with the Credit Agreement.

The Term Loan was fully drawn at closing to provide, in part, the cash consideration paid in connection with the acquisition of Title365. The Term Loan was funded and the cash consideration was transferred on July 1, 2021. The Term Loan will mature on June 30, 2026, and the full principal amount of each is due at maturity. No amortization payments are required with respect to the Term Loan.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

On November 27, 2023, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”), which amends the Credit Agreement to, among other things, (i) terminate the Revolving Facility and (ii) amend the maturity date of the Term Loan to provide for a springing maturity extension to June 30, 2027, in the event that certain conditions are satisfied. These conditions have not been met as of December 31, 2023. In connection with the Second Amendment, the Company optionally prepaid outstanding Term Loan under the Credit Agreement in an aggregate principal amount of $85.0 million.

The borrowings under the Term Loan accrue interest at a floating rate which can be, at the Company’s option, either (i) an adjusted Term SOFR rate for a specified interest period plus an applicable margin of 7.50% or (ii) a base rate plus an applicable margin of 6.50%. The Term SOFR rate applicable to the Term Loan is subject to a floor of 1.00%, and the base rate is subject to a floor of 2.00%. The base rate for any day is a fluctuating rate per annum equal to the highest of (i) the federal funds effective rate in effect on such day, plus 0.50%, (ii) the rate of interest for such day as published in the Wall Street Journal as the “prime rate,” and (iii) the adjusted Term SOFR rate for a one-month interest period, plus 1.00%. Interest is payable in arrears for the elected specified interest period.

Prior to termination of the Revolving Facility, the Company was required to pay a commitment fee of 0.50% per annum of the unused commitments under the Revolving Facility.

The Company is also required to pay letter of credit fees, customary fronting fees, and other customary documentary fees in connection with the issuance of letters of credit.

The Company incurred approximately $5.7 million of debt issuance costs in connection with the Term Loan, which have been deferred, and the remaining unamortized portion of these costs is presented as a reduction of long-term debt. Debt issuance costs related to the Revolving Facility amounted to $0.5 million and were presented within other current assets on the consolidated balance sheets as of December 31, 2022.

In connection with the Credit Agreement, the Company issued a Series G preferred stock warrant to purchase 598,431 shares of Class A common stock at an exercise price per share of $13.827822. The terms of the warrant agreement provide the holder with an option to net settle if the fair value of Class A common stock is greater than the exercise price. The net shares to be issued in a cashless exercise are based on the fair value of the Company’s Class A common stock at the time the warrant is exercised. As of December 31, 2023, the warrant has not been exercised. The warrant will expire 10 years from the issue date. The proceeds from the issuance of debt were allocated between the Term Loan and the warrant based on their relative fair values, resulting in a debt discount of approximately $6.8 million for the amount allocated to the warrant and accounted for as paid-in capital.

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

Including the impact of the deferred debt issuance costs and the debt discounts resulting from the exit fee and the warrant, the effective interest rate on the Term Loan was approximately 14.57% and 13.43% at December 31, 2023 and 2022, respectively. Debt issuance costs, debt discounts, and the Revolving Facility issuance costs are being amortized as interest expense over the term of the Credit Agreement.

For the year ended December 31, 2023, in connection with prepayment made under the Second Amendment, the Company recognized approximately $4.0 million loss, consisting of the proportionate write-off of unamortized debt issuance costs and debt discounts due to the partial extinguishment of the Term Loan and the write off of unamortized portion of debt issuance costs related to the termination of the Revolving Facility.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

The fair value of the Term Loan as of December 31, 2023 was approximately $136.5 million and is classified as Level 2 in the fair value hierarchy. The fair value of the Term Loan was measured by applying the income approach, which discounts the future contractual cash flows using a current risk-adjusted rate available to borrowers with similar credit ratings.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit and restrict us and our subsidiaries’ ability to: (i) incur indebtedness; (ii) grant liens; (iii) make investments, loans or advances; (iv) merge or consolidate; (v) sell assets; (vi) pay dividends; and (vii) enter into certain transactions with affiliates, in each case subject to customary exceptions for a credit facility of this size and type. In the event of a default, the Credit Agreement may require a mandatory prepayment of amounts due thereunder. The Credit Agreement also contains a minimum liquidity covenant. As a result of the failure to execute control agreements for all applicable deposit and investment securities accounts in a timely manner, the Company was out of compliance with certain non-financial covenants as well as the minimum liquidity covenant as of December 31, 2023. Subsequent to December 31, 2023, the Company has remedied the failures, and as of the date the financial statements were issued, the Company was in compliance with all covenants.
11. Stockholders’ Equity

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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

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
Preferred Stock
The Company’s board of directors has the authority to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences and rights of the shares of each series and any of its qualifications, limitations or restrictions, in each case without further vote or action by the Company’s stockholders. As of December 31, 2023, the Company had 200,000,000 shares authorized and no shares issued and outstanding of preferred stock.
12. Warrants
Prior to the IPO, the Company had issued performance-based warrants to purchase shares of Series D and Series D-1 Convertible Preferred Stock. In March 2021, 421,039 Series D warrants and 1,654,276 Series D-1 warrants were exercised resulting in $8.0 million in total proceeds. As of December 31, 2021, all remaining performance-based warrant awards had expired.

On July 2, 2021, in connection with the Credit Agreement, the Company issued an immediately exercisable Series G preferred stock warrant to purchase 598,431 shares of Class A common stock at an exercise price per share of $13.827822. The terms of the warrant agreement provide the holder with an option to net settle if the fair value of Series G Convertible Preferred Stock (or Class A common stock if exercised after an IPO) is greater than the exercise price. The net shares to be issued in a cashless exercise are based on the fair value of the Company’s Class A common stock at the time the warrants are exercised. As of December 31, 2023, the warrant has not been exercised. The warrant will expire 10 years from the issue date.
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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

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

Subject to the adjustment provisions of and the automatic increase described in the 2021 Plan, a total of 23,000,000 shares of the Company’s Class A common stock were reserved for issuance pursuant to the 2021 Plan, plus 36,101,718 shares of the Company’s Class A common stock reserved for future issuance under the 2012 Plan. Subject to the adjustment provisions of the 2021 Plan, the number of shares available for issuance under the 2021 Plan also includes an annual increase on the first day of each fiscal year beginning on January 1, 2022, equal to the least of (a) 34,500,000 shares of Class A common stock, (b) 5% of the total number of shares of all classes of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year, or (c) such other amount as the Company’s board of directors (or its committee) may determine. Options granted under the 2021 Plan generally vest over periods ranging from one to four years.

A summary of the stock option activity is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(In thousands)		(In years)	(In thousands)
Balance as of December 31, 2022	25,337	$5.18	7.14	$3,076
Granted	—	$—
Exercised	(304)	$1.01		$176
Cancelled and forfeited	(5,087)	$7.80
Balance as of December 31, 2023	19,946	$4.58	5.62	$11,762

Vested and exercisable as of December 31, 2023	16,774	$4.48	5.50	$11,224

No options were granted during year ended December 31, 2023. The weighted average grant-date fair value of options granted during the years ended December 31, 2022 and 2021 was $1.69 and $6.33 per share, respectively.

The number of options unvested as of December 31, 2023 and December 31, 2022 was 3,172 and 10,717, respectively. The weighted average grant-date fair value of these unvested options was $2.57 and $3.61 per share at December 31, 2023 and December 31, 2022, respectively.

The total fair value of options vested during the years ended December 31, 2023, 2022 and 2021 was $11.4 million, $31.6 million and $17.5 million, respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $0.2 million, $1.8 million and $71.6 million, respectively.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

The estimated grant date fair values of the employee stock options granted under the 2012 and 2021 Plan were calculated using the Black-Scholes Merton Option pricing model, based on the following weighted average assumptions:

	Year Ended December 31,
	2022	2021
Expected term (years)	6.34	5.93
Expected volatility	51.50%	32.85%
Risk-free interest rate	3.52%	1.04%
Expected dividend yield	—	—

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

As of December 31, 2023, the total unrecognized stock-based compensation expense for stock options issued under the 2012 Plan and the 2021 Plan was approximately $7.9 million, which is expected to be recognized over a weighted average period of 2.4 years.
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

As of December 31, 2023 and December 31, 2022, 123,611 and 527,868 shares of Class A common stock were subject to repurchase. As of December 31, 2023 and December 31, 2022, the cash proceeds received for unvested shares of Class A common stock and pre-IPO Class B common stock, respectively, presented within Other long-term liabilities in the consolidated balance sheets were $0.4 million and $2.0 million.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted average grant date fair value per share
	(In thousands)
Balance as of December 31, 2022	12,392	$3.02
Granted	28,703	$1.19
Vested	(13,531)	$2.48
Cancelled and forfeited	(7,427)	$1.57
Balance as of December 31, 2023	20,137	$1.30

As of December 31, 2023, there was $24.6 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.7 years. RSUs granted under the 2021 Plan generally vest quarterly over a period of one year from the grant date.

The total fair value of RSUs vested during the year ended December 31, 2023 was $33.6 million. The total fair value of RSUs vested during the year ended December 31, 2022 was $57.1 million.
Performance Stock Units
In 2023, the Company’s board of directors granted a total of 5,500,000 restricted stock units with performance vesting conditions (“PSUs”) to certain senior executives. The PSUs will vest in four tranches upon continued service and satisfaction of certain market-based performance targets related to the Company’s stock price hurdles. The estimated weighted-average grant date fair value of the PSUs was $0.65 per share, which was determined using a Monte Carlo simulation model. The significant assumptions in the Monte Carlo simulation model include the risk-free interest rate, expected volatility of the Company’s stock price, and expected life of the award. The total stock-based compensation expense recognized for PSUs for the year ended December 31, 2023 was $0.6 million. The total unrecognized compensation expense related to PSUs was $3.0 million as of December 31, 2023, which will be recognized over an estimated weighted average remaining period of 1.9 years.

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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

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

The total stock-based compensation expense recognized for this award for the years ended December 31, 2023, 2022 and 2021 was $12.3 million, $19.6 million and $38.8 million respectively. The total unrecognized compensation expense related to the award for all tranches was $14.0 million as of December 31, 2023, which will be recognized over an estimated weighted average remaining period of 3.3 years.
Stock-Based Compensation Expense
The Company’s stock-based compensation expense was as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Cost of revenue	$1,132	$2,069	$753
Research and development	19,046	47,280	13,184
Sales and marketing	7,137	11,725	7,167
General and administrative	18,706	48,628	49,740
Total	$46,021	$109,702	$70,844

Included in stock-based compensation expense recognized during the year ended December 31, 2021 are amounts related to the sale of employee stock on the secondary market to existing investors at a price above fair market value at the time of the sale. There was no stock-based compensation related to the secondary sales during the years ended December 31, 2023 and 2022. Stock-based compensation related to the secondary sales, which represents the amount paid to purchase shares of the Company’s common stock in excess of fair value, was as follows:

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Year Ended December 31,
2021
(In thousands)
Research and development	$325
Sales and marketing	300
General and administrative	166
Total	$791
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
Employee Note
In November 2018, an executive was issued a partial-recourse promissory note (the “Employee Note”) in the amount of $2.7 million in order to exercise a stock-based compensation award for 4,000,000 shares subject to vesting conditions. The Employee Note had a maturity date of November 19, 2025 and bore an interest rate of 3.04% per annum. The employee had the right to prepay the Employee Note at any time, without penalty. The Company recorded $2.7 million as contra-equity in 2018. On June 17, 2021, the Employee Note was repaid in full, inclusive of the principal amount and accrued interest of approximately $2.9 million, and there were no shares of common stock remaining related to this award that were subject to vesting conditions as of December 31, 2023.
14. Restructuring
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
In 2023, the Company executed two workforce reduction initiatives. In January 2023, the Company committed to a workforce reduction plan (the “January Plan”), which eliminated approximately 340 positions, or 28% of the Company’s then-current workforce. In August 2023, the Company committed to an additional workforce reduction plan (the “August 2023 Plan”). The August 2023 Plan eliminated approximately 150 positions, or 19% of the Company’s then-current workforce.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Executive Transition Costs
On January 9, 2023, Marc Greenberg notified the Company of his intention to step down as Head of Finance of the Company, and as the Company’s principal financial officer under Section 16a-1(f) of the Exchange Act, effective following the filing on March 16, 2023 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. In connection with Mr. Greenberg’s resignation as Head of Finance, the Company entered into a discretionary retention bonus letter with Mr. Greenberg, which provided that the Company would pay Mr. Greenberg a bonus (the “Bonus Payment”) equal to the amount by which the aggregate value of: (i) his base salary, (ii) additional cash bonuses and (iii) value of any Blend equity awards that vest during such period of time, is less than $1,458,333 for period between September 1, 2022 through the March 31, 2023, provided Mr. Greenberg remained continuously employed by the Company through March 31, 2023. The Bonus Payment shall be made in cash or fully vested shares of Class A Common Stock of Blend of equivalent value, as determined by the Company’s Compensation Committee in its sole discretion. Mr. Greenberg’s last day of employment with Blend was April 3, 2023, and subsequently he received the Bonus Payment in cash in the amount of $0.9 million. In addition to the Bonus Payment, Mr. Greenberg received a severance package, which included 9 weeks of severance and other benefits in accordance with Company practices.

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
The restructuring charges attributable to the workforce reduction plans and executive transaction costs amounted to approximately $24.9 million and $15.3 million for the years ended December 31, 2023 and 2022, respectively. The restructuring charges consisted primarily of cash expenditures for compensation, severance, and transition payments, employee benefits, payroll taxes and related facilitation costs. The restructuring charges attributable to the August 2023 plan also include an accelerated expense of $2.1 million consisting of prepaid cash bonuses issued in the first and second quarter of 2023 to certain employees in lieu of previously committed equity-based awards.
The reconciliation of the restructuring liability balances is as follows:

(In thousands)
Restructuring liability as of December 31, 2021	$—
April Plan charge	6,380
August Plan charge	5,935
November Plan charge	2,960
Settlements	(13,661)
Restructuring liability as of December 31, 2022	$1,614
January Plan charge	14,025
Executive transition costs	1,107
August 2023 Plan charge (excluding accelerated amortization of prepaid cash bonuses)	7,685
Settlements	(24,331)
Restructuring liability as of December 31, 2023	$100
As of December 31, 2023, the $0.1 million remaining restructuring liability consists primarily of accrued severance, which is included in accrued compensation on the consolidated balance sheet.
15. Income Taxes
The provision for income taxes consisted of the following:

Blend Labs, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Current:
Federal	$—	$—	$—
State	41	355	425
Foreign	87	268	—
Total current	128	623	425
Deferred:
Federal	—	(1,831)	(34,462)
State	—	(1,033)	(4,849)
Foreign	(34)	—	—
Total deferred	(34)	(2,864)	(39,311)
Total provision for income taxes	$94	$(2,241)	$(38,886)

The following summarizes the differences between the income tax provision recorded by the Company and the amount computed by applying the statutory federal income tax rate of 21% to loss before income tax for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Tax benefit at federal statutory rate	$(37,524)	$(151,504)	$(43,747)
State taxes, net of federal benefit	481	(677)	(4,431)
Research and other credits	(3,774)	(3,798)	(2,305)
Valuation allowance release related to Title365 purchase price allocation	—	—	(34,462)
Change in valuation allowance	28,681	98,510	38,188
Section 162(m) adjustment	2,836	4,230	10,241
Non-deductible transaction costs	—	—	1,252
Stock-based compensation	9,380	(64)	(2,828)
Goodwill Impairment	—	60,318	—
Noncontrolling interest	(249)	(9,226)	125
Other	263	(30)	(919)
Total provision for income taxes	$94	$(2,241)	$(38,886)

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Blend Labs, Inc.
Notes to Consolidated Financial Statements

	December 31, 2023	December 31, 2022
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$145,096	$130,808
Lease liabilities	2,684	3,600
Research and other credits	21,697	17,564
Accruals and reserves	1,046	334
Interest expense limitation	13,437	7,194
Stock-based compensation	9,421	16,777
Fixed assets	1,382	1,047
Capitalized research and development costs	44,586	31,542
Other deferred tax assets	2,910	1,177
Gross deferred tax assets	242,259	210,043
Less: valuation allowance	(237,205)	(204,371)
Total deferred tax assets	$5,054	$5,672
Deferred tax liabilities:
Right-of-use assets	$(1,997)	$(2,718)
Deferred contract costs	(858)	(1,340)
ASC 606 adjustments	(3)	(291)
Other deferred tax liabilities	(918)	(60)
Amortization	(749)	(759)
Acquired intangible assets	(495)	(504)
Gross deferred tax liabilities	(5,020)	(5,672)
Total net deferred tax assets	$34	$—

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

At December 31, 2023, the Company believes that, based on available evidence, both positive and negative, it is more likely than not that the net deferred tax assets will not be utilized.

At December 31, 2023, the Company had a valuation allowance of $237.2 million. The valuation allowance increase of $32.8 million during 2023 is primarily attributable to an increase in deferred tax assets resulting from net operating losses in 2023, disallowed interest expense and capitalized research and development costs.

At December 31, 2023, the Company had net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $537.3 million and $582.7 million, respectively, available to reduce future taxable income. The federal net operating losses generated before 2018 will begin to expire in 2028. The federal net operating losses generated in and after 2018 may be carried forward indefinitely. The state NOL carryforwards vary by state and begin to expire in 2025.

At December 31, 2023, the Company had $21.7 million of federal research credit carryforwards which will begin to expire in 2033 and state research credit carryforwards of $11.8 million which have no expiration date.

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

As of December 31, 2023, the Company had $10.0 million of unrecognized tax benefits, none of which, if recognized, would impact the effective tax rate. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. Interest and penalties were not significant during the years ended December 31, 2023, 2022 and 2021. The Company does not expect any material changes to its unrecognized tax benefits within the next twelve months.

The following table reflects the changes in the Company’s unrecognized tax benefits:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Beginning Balance	$8,228	$5,948	$4,155
Gross increases—tax positions in prior periods	191	—	—
Gross increases—tax positions in current periods	1,621	2,300	1,793
Gross decreases—tax positions in prior periods	—	(20)	—
Ending balance	$10,040	$8,228	$5,948

The Company files income tax returns in the U.S. Federal, various state jurisdictions and India. The Company is not currently under examination by income tax authorities in federal, state or foreign jurisdictions. However, because the Company has net operating losses and credits carried forward in federal and several jurisdictions, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax attributes carried forward to open years. All tax returns will remain open for examination by the federal and most state taxing authorities for three years and four years, respectively, from the date of utilization of any net operating loss carryforwards or research and development credits.
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

	Year Ended December 31,
	2023		2022		2021
	Class A Common	Class B Common	Class A Common	Class B Common	Class A Common	Class B Common
	(In thousands, except per share data)
Numerator:
Net loss attributable to Blend Labs, Inc.	$(171,266)	$(7,427)	$(681,657)	$(38,515)	$(151,901)	$(18,012)
Less: accretion of RNCI to redemption value	(6,352)	(275)	(45,848)	(2,590)	(1,323)	(107)
Net loss attributable to Blend Labs, Inc. common stockholders	$(177,618)	$(7,702)	$(727,505)	$(41,105)	$(153,224)	$(18,119)

Denominator:
Weighted average common stock outstanding, basic and diluted	235,015	10,191	221,638	12,523	117,994	13,991
Net loss per share attributable to Blend Labs, Inc.:
Basic and diluted	$(0.76)	$(0.76)	$(3.28)	$(3.28)	$(1.30)	$(1.30)

The following potential shares of common stock were excluded from the computation of diluted net earnings per share attributable to the Company for the periods presented because including them would have been antidilutive as the Company has reported net loss for each of the periods presented:

	As of December 31,
	2023	2022	2021
	(In thousands)
Outstanding stock options	19,946	25,337	31,675
Early exercised options subject to repurchase	124	528	1,820
Non-plan Co-Founder and Head of Blend options	26,057	26,057	26,057
Unvested restricted stock units	20,137	12,392	2,589
Common stock warrants	598	598	598
Unvested performance stock awards	5,500	—	—
Total antidilutive securities	72,362	64,912	62,739

Blend Labs, Inc.
Notes to Consolidated Financial Statements

17. Segment Information
The Company’s operating segments are defined in a manner consistent with how the Company manages its operations and how the Company’s CODM evaluates the results and allocates the Company’s resources.

In 2023, the Company introduced Composable Origination, which gives customers the ability to easily configure or build custom workflows from a pre-built set of components. Financial services firms can experience Composable Origination by building custom solutions using the Blend Builder Platform, or with pre-built solutions such as Instant Home Equity, Deposit Accounts, Credit Cards, and others. In connection with this development, the Company changed its reporting segments as previously reported on its Annual Report on Form 10-K for the fiscal years ended December 31, 2022 and 2021, to change the composition of the Blend Platform segment to exclude the Company’s digitally-enabled title component and instead report the digitally-enabled title component within the Title segment. This change reflects a corresponding change in how the Company’s CODM reviews financial information in order to allocate resources and assess performance. The comparative prior period amounts have been reclassified to conform to current period presentation.

Segment gross profit, which is the measure used by the Company’s CODM to evaluate the performance of and allocate resources to its segments, is calculated as segment revenue less segment cost of revenue. The Company does not evaluate performance or allocate resources based on segment assets, and therefore, such information is not presented.

The following table provides information about each reportable segment:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Segment revenue:
Software platform	$101,204	$113,589	$127,239
Professional services	8,345	7,835	6,944
Blend Platform segment	109,549	121,424	134,183
Title segment	47,297	113,777	100,312
Total revenue	$156,846	$235,201	$234,495

Segment gross profit:
Software platform	$79,179	$82,883	$96,976
Professional services	(2,720)	(7,669)	(5,868)
Blend Platform segment	76,459	75,214	91,108
Title segment	4,676	14,437	24,881
Total gross profit	$81,135	$89,651	$115,989

Operating expenses:
Research and development	$81,591	$138,094	$92,216
Sales and marketing	60,130	85,248	84,077
General and administrative	70,688	139,120	128,802
Amortization of acquired intangible assets	—	8,411	8,136
Impairment of intangible assets and goodwill	—	449,680	—
Restructuring	24,948	15,275	—
Total operating expenses	237,357	835,828	313,231
Loss from operations	(156,222)	(746,177)	(197,242)
Interest expense	(30,811)	(24,790)	(11,279)
Other income (expense), net	7,248	4,916	493
Loss before income taxes	$(179,785)	$(766,051)	$(208,028)

Blend Labs, Inc.
Notes to Consolidated Financial Statements

The Company does not generate revenue from external customers in foreign countries. The Company’s long-lived assets, which consist of property and equipment, net and operating lease right-of-use assets, by geographic location are as follows:

	As of December 31,
	2023	2022
	(in thousands)
Long-lived assets:
United States	$11,747	$16,126
India	763	1,284
Total	$12,510	$17,410

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

Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective as of December 31, 2023.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management, under the oversight of our board of directors, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Annual Report on Form 10-K (the quarter ended December 31, 2023) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
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
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Stock Purchase Agreement among the registrant, Title365 Holding Co., Xome Holdings LLC and, for the purposes of certain sections of the agreement, Mr. Cooper Group Inc., dated as of March 12, 2021.	S-1	333-257223	2.1	June 21, 2021
3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-Q	001-40599	3.1	August 24, 2021
3.2	Amended and Restated Bylaws of the registrant.	10-Q	001-40599	3.2	August 24, 2021
4.1	Form of Class A common stock certificate of the registrant.	S-1/A	333-257223	4.1	July 6, 2021
4.2	Amended and Restated Investors’ Rights Agreement, among the registrant and certain holders of its capital stock, dated as of January 11, 2021.	S-1/A	333-257223	4.2	July 6, 2021
4.3	Warrant to Purchase Class A Common Stock between the registrant, OR Lending LLC, OR Tech Lending LLC, and OR BL LLC., dated as of July 2, 2021.	10-Q	001-40599	4.4	August 24, 2021
4.4	Description of Capital Stock.	10-K	001-40599	4.4	March 31, 2022
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1/A	333-257223	10.1	July 6, 2021
10.2+*	Blend Labs, Inc. 2021 Equity Incentive Plan and related form agreements.
10.3+	Blend Labs, Inc. 2012 Stock Plan and related form agreements.	S-1	333-257223	10.3	June 21, 2021
10.4+	Executive 2020 Bonus Plan.	S-1	333-257223	10.4	June 21, 2021
10.5+	Executive Incentive Compensation Plan.	S-1	333-257223	10.5	June 21, 2021
10.6+	Form of Change in Control Severance Agreement.	10-Q	001-40599	10.2	November 7, 2023
10.7+	Outside Director Compensation Policy.	10-K	001-40599	10.7	March 16, 2023
10.8+	Letter Agreement between the registrant and Nima Ghamsari, dated as of August 25, 2023.	10-Q	001-40599	10.1	November 7, 2023
10.9+	Form of Award Letter	10-Q	001-40599	10.3	November 7, 2023
10.10+	Confirmatory Employment Letter between the registrant and Marc Greenberg, dated as of June 29, 2021.	S-1/A	333-257223	10.11	July 6, 2021
10.11+	Blend Labs, Inc. Stand-Alone Stock Option Agreement between the registrant and Nima Ghamsari, effective as of March 30, 2021, as amended July 5, 2021.	10-Q	001-40599	10.12	August 24, 2021
10.12+	Form of Exchange Agreement between the registrant and Nima Ghamsari.	S-1/A	333-257223	10.15	July 6, 2021
10.13+	Form of Equity Exchange Agreement between the registrant and Nima Ghamsari.	S-1/A	333-257223	10.16	July 6, 2021
10.14	Credit Agreement between the registrant, the guarantors and lenders from time to time party thereto, and Owl Rock Technology Finance Corp., as administrative agent and collateral agent, dated as of June 30, 2021.	S-1/A	333-257223	10.18	July 6, 2021
10.15	Office Lease between the registrant and 500 Pine Street Company LLC, dated as of December 1, 2016.	S-1	333-257223	10.17	June 21, 2021
10.16+	Offer Letter between the registrant and Ciara Burnham, dated as of December 7, 2021.	10-K	001-40599	10.17	March 31, 2022
10.17	First Amendment to Credit Agreement between the registrant, the guarantors and lenders from time to time party thereto, and Owl Rock Technology Finance Corp., as administrative agent, dated as of October 18, 2022.	10-K	001-40599	10.18	March 16, 2023

10.18	Second Amendment to Credit Agreement between the registrant, the guarantors and lenders from time to time party thereto, and Blue Owl Technology Finance Corp., as administrative agent, dated as of November 27, 2023.	8-K	001-40599	10.1	November 28, 2023
10.19+	Offer Letter between the registrant and Erin Lantz, dated as of January 5, 2023.	10-K	001-40599	10.19	March 16, 2023
10.20+	Offer Letter between the registrant and Amir Jafari, dated as of January 9, 2023.	10-K	001-40599	10.20	March 16, 2023
10.21+	Discretionary Retention Bonus Letter between the registrant and Marc Greenberg, dated as of January 9, 2023.	10-K	001-40599	10.21	March 16, 2023
10.22*	Stockholders Agreement among the registrant, Title365 Holding Co., and Xome Holdings LLC, dated as of June 30, 2021.
16.1	Letter from Ernst & Young LLP to the Securities and Exchange Commission dated April 6, 2023.	8-K	001-40599	16.1	April 6, 2023
21.1*	List of subsidiaries of the registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
23.2*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included in signature pages hereto).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Compensation Recovery Policy.
101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

BLEND LABS, INC.

Date: March 14, 2024	By:	/s/ Nima Ghamsari
	Name:	Nima Ghamsari
	Title:	Head of Blend
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nima Ghamsari, Amir Jafari, and Winnie Ling, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nima Ghamsari	Chief Executive Officer and Chair	March 14, 2024
Nima Ghamsari	(Principal Executive Officer)

/s/ Amir Jafari	Head of Finance and Administration	March 14, 2024
Amir Jafari	(Principal Financial Officer)

/s/ Oxana Tkach	Controller	March 14, 2024
Oxana Tkach	(Principal Accounting Officer)

/s/ Ciara Burnham	Director	March 14, 2024
Ciara Burnham

/s/ Gerald C. Chen	Director	March 14, 2024
Gerald C. Chen

/s/ Erin James Collard	Director	March 14, 2024
Erin James Collard

/s/ Erin Lantz	Director	March 14, 2024
Erin Lantz

/s/ Ann Mather	Director	March 14, 2024
Ann Mather

/s/ Timothy J. Mayopoulos	Director	March 14, 2024
Timothy J. Mayopoulos