Form 10-Q
period 2024-03-31
Blend Labs, Inc.
filed 2024-05-08
CIK 1855747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 30, 2024, there were 242,893,286 shares of the registrant's Class A common stock outstanding, 9,484,319 shares of the registrant's Class B common stock outstanding, and no shares of the registrant's Class C common stock outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blend Labs, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$84,521	$30,962
Marketable securities and other investments	43,504	105,960
Trade and other receivables, net of allowance for credit losses of $128 and $149, respectively	18,179	18,345
Prepaid expenses and other current assets	13,321	14,569
Total current assets	159,525	169,836
Property and equipment, net	5,984	3,945
Operating lease right-of-use assets	8,358	8,565
Intangible assets, net	2,103	2,108
Deferred contract costs	2,197	2,453
Restricted cash, non-current	7,294	7,291
Other non-current assets	16,299	11,867
Total assets	$201,760	$206,065
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,898	$2,170
Deferred revenue	21,540	8,984
Accrued compensation	5,186	5,562
Other current liabilities	13,935	14,858
Total current liabilities	42,559	31,574
Operating lease liabilities, non-current	6,398	6,982
Other non-current liabilities	2,056	2,228
Debt, non-current, net	138,854	138,334
Total liabilities	189,867	179,118
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	47,656	46,190
Stockholders’ equity:
Preferred stock, $0.00001 par value: 200,000 shares authorized and no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A, Class B and Class C Common Stock, $0.00001 par value: 3,000,000 (Class A 1,800,000, Class B 600,000, Class C 600,000) shares authorized; 252,319 (Class A 242,769, Class B 9,550, Class C 0) and 249,910 (Class A 240,262, Class B 9,648, Class C 0) shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	1,326,187	1,321,944
Accumulated other comprehensive loss	346	441
Accumulated deficit	(1,362,298)	(1,341,630)
Total stockholders’ equity	(35,763)	(19,243)
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$201,760	$206,065
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue
Software platform	$21,736	$22,970
Professional services	2,104	1,734
Title	11,107	12,632
Total revenue	34,947	37,336
Cost of revenue
Software platform	5,175	5,803
Professional services	2,623	2,806
Title	9,008	12,874
Total cost of revenue	16,806	21,483
Gross profit	18,141	15,853
Operating expenses:
Research and development	14,183	26,257
Sales and marketing	10,215	17,568
General and administrative	13,935	20,681
Restructuring	983	12,783
Total operating expenses	39,316	77,289
Loss from operations	(21,175)	(61,436)
Interest expense	(5,099)	(7,569)
Other income (expense), net	5,653	2,882
Loss before income taxes	(20,621)	(66,123)
Income tax expense	(42)	(71)
Net loss	(20,663)	(66,194)
Less: Net (income) loss attributable to noncontrolling interest	(5)	777
Net loss attributable to Blend Labs, Inc.	(20,668)	(65,417)
Less: Accretion of redeemable noncontrolling interest to redemption value	(1,461)	(2,056)
Net loss attributable to Blend Labs, Inc. common stockholders	$(22,129)	$(67,473)

Net loss per share attributable to Blend Labs, Inc. common stockholders:
Basic and diluted	$(0.09)	$(0.28)
Weighted average shares used in calculating net loss per share:
Basic and diluted	250,932	241,444

Comprehensive loss:
Net loss	$(20,663)	$(66,194)
Unrealized (loss) gain on marketable securities	(104)	821
Foreign currency translation gain (loss)	9	(18)
Comprehensive loss	(20,758)	(65,391)
Less: Comprehensive (income) loss attributable to noncontrolling interest	(5)	777
Comprehensive loss attributable to Blend Labs, Inc.	$(20,763)	$(64,614)
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2024
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

		Shares	Amount
Balances as of December 31, 2023	$46,190	249,910	$2	$1,321,944	$441	$(1,341,630)	$(19,243)
Issuance of common stock upon exercise of stock options, net of repurchases	—	410	—	619	—	—	619
Vesting of early exercised stock options	—	—	—	184	—	—	184
Vesting of restricted stock units	—	3,257	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	(1,258)	—	(3,806)	—	—	(3,806)
Stock-based compensation	—	—	—	8,707	—	—	8,707
Unrealized loss on investments in marketable securities	—	—	—	—	(104)	—	(104)
Foreign currency translation gain	—	—	—	—	9	—	9
Accretion of redeemable noncontrolling interest to redemption value	1,461	—	—	(1,461)	—	—	(1,461)
Net income (loss)	5	—	—	—	—	(20,668)	(20,668)
Balances as of March 31, 2024	$47,656	252,319	$2	$1,326,187	$346	$(1,362,298)	$(35,763)
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Stockholders’ Equity (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2023
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

		Shares	Amount
Balances as of December 31, 2022	$40,749	240,931	$2	$1,286,815	$(708)	$(1,162,937)	$123,172
Issuance of common stock upon exercise of stock options, net of repurchases	—	17	—	134	—	—	134
Vesting of early exercised stock options	—	—	—	758	—	—	758
Vesting of restricted stock units	—	4,228	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	(1,568)	—	(2,440)	—	—	(2,440)
Stock-based compensation	—	—	—	16,392	—	—	16,392
Unrealized loss on investments in marketable securities	—	—	—	—	821	—	821
Foreign currency translation gain	—	—	—	—	(18)	—	(18)
Accretion of redeemable noncontrolling interest to redemption value	2,056	—	—	(2,056)	—	—	(2,056)
Net loss	(777)	—	—	—	—	(65,417)	(65,417)
Balances as of March 31, 2023	$42,028	243,608	$2	$1,299,603	$95	$(1,228,354)	$71,346
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(20,663)	$(66,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,071	16,392
Depreciation and amortization	564	630
Amortization of deferred contract costs	266	984
Amortization of debt discount and issuance costs	520	730
Amortization of operating lease right-of-use assets	861	806
Gain on investment in equity securities	(4,417)	—
Other	(234)	(1,347)
Changes in operating assets and liabilities:
Trade and other receivables	182	2,900
Prepaid expenses and other assets, current and non-current	967	(4,969)
Deferred contract costs, non-current	256	217
Accounts payable	(272)	672
Deferred revenue	12,556	4,351
Accrued compensation	(376)	976
Operating lease liabilities	(1,050)	(1,003)
Other liabilities, current and non-current	(1,099)	(1,798)
Net cash used in operating activities	(3,868)	(46,653)
Investing activities
Purchases of marketable securities	(48,312)	(186,206)
Sale of available-for-sale securities	100,297	—
Maturities of marketable securities	10,600	157,570
Additions to property, equipment, internal-use software development costs and intangible assets	(1,964)	(304)
Net cash provided by (used in) investing activities	60,621	(28,940)
Financing activities
Proceeds from exercises of stock options, including early exercises, net of repurchases	619	21
Taxes paid related to net share settlement of equity awards	(3,806)	(2,440)
Net cash used in financing activities	(3,187)	(2,419)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(4)	8
Net increase (decrease) in cash, cash equivalents, and restricted cash	53,562	(78,004)
Cash, cash equivalents, and restricted cash at beginning of period	38,253	129,557
Cash, cash equivalents, and restricted cash at end of period	$91,815	$51,553
Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets:
Cash and cash equivalents	$84,521	$46,195
Restricted cash	7,294	5,358
Total cash, cash equivalents, and restricted cash	$91,815	$51,553
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9	$101
Cash paid for interest	$4,529	$6,911
Supplemental disclosure of non-cash investing and financing activities:
Vesting of early exercised stock options	$184	$758
Operating lease liabilities arising from obtaining new or modified right-of-use assets	$654	$327
Accretion of redeemable noncontrolling interest to redemption value	$1,461	$2,056
Stock-based compensation included in capitalized internal-use software development costs	$636	$—
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2024 and 2023, the unaudited condensed consolidated statements of redeemable noncontrolling interest and stockholders’ equity for the three months ended March 31, 2024 and 2023, and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 reflect all adjustments that are of a normal, recurring nature and that are considered necessary for a fair statement of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted that would ordinarily be required under U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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
Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the notes thereto. Actual results may differ from those estimates. Such estimates include, but are not limited to, estimates of variable consideration, evaluation of contingencies, determination of the incremental borrowing rates used in calculations of lease liabilities, determination of fair values of stock-based compensation, marketable securities, warrants, long-term debt, valuation of deferred tax assets, valuation of acquired intangible assets, valuation of the redeemable noncontrolling interest, determination of useful lives of tangible and intangible assets and capitalized internal-use software development costs, assessment of impairment of long-lived assets, and valuation of equity securities without readily determinable fair value.
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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to these policies during the three months ended March 31, 2024.
Cash and Cash Equivalents
The Company places its cash with high credit quality and federally insured institutions. Cash with any one institution may be in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes the exposure to credit risk is not significant. The Company considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents. As of March 31, 2024 and December 31, 2023, cash and cash equivalents consisted of cash, money market accounts, and highly liquid investments with original maturities less than 90 days. The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents approximate fair value due to the short-term nature of the investments.
Restricted Cash
The Company has classified cash that is not available for use in its operations as restricted cash. Restricted cash consists primarily of collateral for letters of credit related to security deposits for the Company’s office facility lease arrangements and collateral for surety bonds related to the Title segment. As of March 31, 2024 and December 31, 2023, the Company had restricted cash of $7.3 million, all of which was classified as non-current.
Trade and Other Receivables and Credit Loss Reserves
The Company reports trade and other receivables net of the allowance for credit losses, in accordance with Accounting Standards Codification (“ASC”) 326, Financial Instruments—Credit Losses. ASC 326 requires an entity to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The Company’s estimate of expected credit losses is determined based on expected lifetime loss rates calculated from historical data and adjusted for the impact of current and future conditions, such as the age of outstanding receivables, historical payment patterns, any known or expected changes to the customers’ ability to fulfill their payment obligations, or assessment of broader economic conditions that may impact the customers’ ability to pay the outstanding balances. As of March 31, 2024 and December 31, 2023, the reserve for expected credit losses was $0.1 million. The provision for expected credit losses and the uncollectible portion of the receivables written off against reserve for expected credit losses were not material for the three months ended March 31, 2024 and 2023.
Capitalized Internal-Use Software
The Company capitalizes certain costs incurred in the development of its platform and product offerings when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project, and (iii) it is probable that the project will be completed and performed as intended. These capitalized costs include personnel and related expenses and stock-based compensation for employees who are directly associated with and who devote time to internal-use software projects. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for significant upgrades and enhancements to the existing software are also capitalized, while the costs incurred for minor modifications, as well as training and maintenance are expensed as incurred. The capitalized internal-use software development costs are reported in property and equipment, net, in the condensed consolidated balance sheets. Capitalized internal-use software development costs are amortized using the straight-line method over an estimated useful life of the software, as the straight-line recognition method best approximates the manner in which the

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

expected benefit will be derived. The Company does not transfer ownership of its software, license, or lease the software to third parties.

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities, and trade accounts receivable. The Company maintains its cash equivalents primarily in money market funds and highly liquid investments that are issued or guaranteed by the United States government or its agencies. As of March 31, 2024 and December 31, 2023 , cash and cash equivalents was $84.5 million and $31.0 million, respectively, and included $1.9 million of cash held in a foreign jurisdiction. Collateral is not required for trade accounts receivable.

Title365 has agreements with insurance underwriters authorizing the Company to issue title insurance policies on behalf of the insurance underwriters. The policies are underwritten by two title insurance companies, which accounted for approximately 64% and 36% during the three months ended March 31, 2024, and 71% and 29% during the three months ended March 31, 2023, respectively, of title policy fees earned during the period.

The following customer comprised 10% or more of the Company’s revenue for the following periods:

	Three Months Ended March 31,
Customer	2024	2023
A1	18%	18%
(1) this customer generates revenue in both Blend Platform and Title segments

The following customers comprised 10% or more of the Company’s trade and unbilled receivables:

Customer	March 31, 2024	December 31, 2023
A	12%	10%
B	6%	13%
Redeemable Noncontrolling Interest
The Company’s 90.1% ownership of Title365 results in recognition of 9.9% noncontrolling interest, which represents the minority stockholder’s share of the net income and equity in Title365. The Title365 stockholders agreement includes a provision whereby the Company has a call option to purchase the 9.9% noncontrolling interest at a purchase price equal to the greater of (1) $49.5 million plus an amount of interest calculated using an interest rate of 5.0% per annum compounding annually; or (2) 4.4 multiplied by the trailing 12-month EBITDA multiplied by the noncontrolling interest ownership percentage (the “Title365 Call Option”). The Title365 Call Option became exercisable beginning 2 years following the acquisition closing date. The noncontrolling interest holder also holds an option to compel the Company to purchase the remaining 9.9% noncontrolling interest at a price calculated in the same manner as the Title365 Call Option (the “Title365 Put Option”). The Title365 Put Option is exercisable beginning 5 years following the acquisition closing date. Neither the Title365 Call Option nor the Title365 Put Option have an expiration date. However, pursuant to the Title365 stockholders agreement, the Company also has certain bring-along rights that it can exercise under certain circumstances, which may result in the Title365 Put Option being extinguished. As the Title365 Put Option is not solely within the Company’s control, the Company classified this interest as redeemable noncontrolling interest (“RNCI”) within the mezzanine equity section of the unaudited condensed consolidated balance sheets. The RNCI is accreted to the redemption value under the interest method from the acquisition date through the date the Title365 Put Option becomes exercisable. At each balance sheet date, the RNCI is reported at the greater of the initial carrying amount adjusted for the RNCI's share of earnings or losses and other comprehensive income or loss, or its accreted redemption value. The changes in the redemption amount are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. For each reporting period, the entire periodic change in the redemption amount is reflected in the computation of net loss per share under the two-class method as being akin to a dividend. As of March 31, 2024 and December 31, 2023, the redemption amount of the Title365 Put Option as if it was currently redeemable was $56.6 million and $55.9 million, respectively.

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
3. Revenue Recognition and Contract Costs
Disaggregation of Revenue
The following table provides information about disaggregated revenue by service offering:

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Blend Platform:
Mortgage Suite	$15,078	$17,795
Consumer Banking Suite	6,658	5,175
Total software platform	21,736	22,970
Professional services	2,104	1,734
Total Blend Platform	23,840	24,704
Title	11,107	12,632
Total revenue	$34,947	$37,336

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

Contract Accounts	Balance Sheet Line Reference	March 31, 2024	December 31, 2023
		(In thousands)
Contract assets—current	Prepaid expenses and other current assets	$2,232	$1,593
Contract liabilities—current	Deferred revenue, current	$(21,540)	$(8,984)

There were no long-term contract assets or deferred revenue as of March 31, 2024 and December 31, 2023.

During the three months ended March 31, 2024 and 2023, the Company recognized $4.1 million and $3.5 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods.

During the three months ended March 31, 2024 and 2023, the Company recognized approximately $0.1 million and $0.8 million of revenue related to performance obligations satisfied in previous periods, respectively. The revenue recognized from performance obligations satisfied in the prior periods primarily related to changes in the transaction price, including changes in the estimate of variable consideration.
Remaining Performance Obligations
As of March 31, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations was $93.0 million. These remaining performance obligations represent commitments in customer contracts for services expected to be provided in the future that have not been recognized as revenue. The expected timing of revenue recognition for these commitments is largely driven by the Company’s ability to deliver in accordance with relevant contract terms and when the Company’s customers utilize services, which could affect the Company’s estimate of when the Company expects to recognize revenue for these remaining performance obligations. The Company expects to recognize approximately half of the remaining performance obligations as revenue over the next 12 months. The Company expects the majority of non-current remaining performance obligations to be recognized over the next 13 to 24 months.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Deferred Contract Costs
As of March 31, 2024 and December 31, 2023, total unamortized deferred contract costs were $3.2 million and $3.5 million, respectively, of which $1.0 million and $1.0 million was recorded within prepaid expenses and other current assets and $2.2 million and $2.5 million was recorded within deferred contract costs, non-current, on the unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.

The amortization of deferred contract costs was $0.3 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively, and is included in sales and marketing expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).
4. Investments and Fair Value Measurements
The carrying amount, unrealized gain and loss, and fair value of investments by major security type were as follows:

	March 31, 2024
	Amortized Cost	Gross Unrealized Loss	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$43,076	$—	$43,076	Level 1
Commercial paper	27,903	—	27,903	Level 2
Total cash equivalents	70,979	—	70,979
Marketable securities:
U.S. treasury and agency securities	27,035	(7)	27,028	Level 2
Commercial paper	16,446	—	16,446	Level 2
Total marketable securities	43,481	(7)	43,474
Other investments:
Certificates of deposit	30	—	30	Level 2
Total marketable securities and other investments	43,511	(7)	43,504
Restricted cash, non-current:
Money market funds	6,961	—	6,961	Level 1
Certificates of deposit	333	—	333	Level 2
Total restricted cash	7,294	—	7,294
Total	$121,784	$(7)	$121,777

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Restricted cash that is not available for use in operations consisted of $5.0 million collateral for standby letters of credit related to the Company’s office lease facilities, $1.9 million collateral for surety bonds related to the Title segment and $0.3 million statutory deposits required under the California insurance code as of March 31, 2024 and December 31, 2023.

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

The following table summarizes the stated maturities of the Company’s marketable securities and other investments:

	March 31, 2024	December 31, 2023
	(In thousands)
Due within one year	$33,616	$66,620
Due after one year through two years	9,888	39,340
Total marketable securities and other investments	$43,504	$105,960

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The Company does not have an intent to sell any of these securities prior to maturity and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date. Accordingly, as of March 31, 2024, the Company believes that the unrealized losses are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no impairment charges or allowance for credit losses have been recognized in the Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, the number of investment positions that are in an unrealized loss position were 9 and 28, respectively. As of March 31, 2024, the Company had no securities that have been in a continuous unrealized loss position for twelve months or greater. As of December 31, 2023, the Company had four securities, with an aggregate fair value of $16.0 million, that have been in a continuous unrealized loss position for twelve months or greater. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

The Company recognized interest income from its investment portfolio of $1.2 million and $2.9 million for the three months ended March 31, 2024 and 2023, respectively. Accrued interest receivable related to marketable securities was $0.1 million and $0.9 million, as of March 31, 2024 and December 31, 2023, respectively, and is presented within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. The Company does not measure an allowance for credit losses on accrued interest receivable and recognizes interest receivable write offs as a reversal of interest income. No accrued interest was written off during the three months ended March 31, 2024 and 2023.
5. Intangible Assets
Intangible assets consisted of the following:

	March 31, 2024
	Weighted Average Remaining Amortization	Gross Amount	Accumulated Amortization	Net Book Value
	(In years)	(In thousands)
Intangible assets subject to amortization:
Domain name	7.5	$206	$(103)	$103
Indefinite-lived intangible assets:
Acquired licenses		2,000	—	2,000
Total intangible assets, net		$2,206	$(103)	$2,103

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2023
	Weighted Average Remaining Amortization	Gross Amount	Accumulated Amortization	Net Book Value
	(In years)	(In thousands)
Intangible assets subject to amortization:
Domain name	7.7	210	(102)	108
Indefinite-lived intangible assets:
Acquired licenses		2,000	—	2,000
Total intangible assets, net		$2,210	$(102)	$2,108

Amortization of intangible assets for the three months ended March 31, 2024 and 2023 was immaterial .
6. Significant Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Contract assets	$2,232	$1,593
Deferred contract costs	1,010	1,015
Prepaid software	3,434	4,319
Prepaid insurance	1,259	1,855
Prepaid other	2,722	3,438
Recording fee advances	409	470
Other current assets	2,255	1,879
Total prepaid expenses and other current assets	$13,321	$14,569

Recording fee advances represent amounts advanced on behalf of customers in the Title segment associated with the recording of mortgage documents. These amounts are primarily recouped within 30 days from funds in the escrow accounts the Company administers.
Property and Equipment, Net
Property and equipment, net, consisted of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Computer and software	$6,371	$6,335
Furniture and fixtures	1,816	1,816
Capitalized internal-use software	2,628	63
Leasehold improvements	4,881	4,886
Total property and equipment, gross	15,696	13,100
Accumulated depreciation and amortization	(9,712)	(9,155)
Total property and equipment, net	$5,984	$3,945

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Depreciation and amortization expense for the three months ended March 31, 2024 and 2023 was $0.6 million. Amortization of capitalized internal use software development costs for the three months ended March 31, 2024 and 2023 was immaterial.
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

At each reporting date, the Company evaluates the collectability of the notes receivable in accordance with ASC 326, Financial Instruments—Credit Losses. As of March 31, 2024 and December 31, 2023, the Company determined that no credit loss existed for the convertible promissory notes, and no provision for expected credit losses was recognized. The notes receivable are presented within other non-current assets on the unaudited condensed consolidated balance sheets.
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
As of March 31, 2024, the carrying value of this investment was $9.8 million, inclusive of a cumulative upward adjustment of $7.3 million, of which $4.4 million was recognized as a gain in the three months ended March 31, 2024 to reflect observable price changes. As of December 31, 2023, the carrying value of this investment was $5.4 million, inclusive of cumulative upward adjustment of $2.9 million.

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

The gain resulting from the adjustment to the carrying value of the non-marketable security is presented within other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive income (loss). There were no impairments for the three months ended March 31, 2024. This investment is presented within other non-current assets on the unaudited condensed consolidated balance sheets.
Cloud Computing Arrangements
The Company capitalizes certain implementation costs incurred during the application development stage under cloud computing arrangements that are service contracts. The carrying value of the capitalized costs was $0.2 million as of March 31, 2024, of which $0.1 million is presented within prepaid expenses and other current assets, and $0.1 million is presented within other non-current assets on the condensed consolidated balance sheets. The carrying value of the capitalized costs was $0.1 million as of December 31, 2023, which is presented within prepaid expenses and other current assets. Amortization of capitalized implementation costs is recognized on a straight-line basis over the term of the associated hosting arrangement when

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

it is ready for its intended use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.
Other Current Liabilities
Other current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Accrued expenses	$2,600	$2,644
Accrued interest	151	101
Accrued professional fees	1,626	1,861
Accrued connectivity fees	2,749	3,103
Accrued litigation contingencies	455	1,105
Operating lease liabilities, current portion	4,567	4,379
Other current liabilities	1,787	1,665
Total other current liabilities	$13,935	$14,858
Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Early exercise liability	$178	$362
Payroll tax liabilities	388	347
Other liabilities	1,490	1,519
Total other long-term liabilities	$2,056	$2,228

Title and Escrow Loss Reserve
The Company performs title insurance services and issues title insurance policies as an agent for a third-party title insurance underwriters. The Company may incur a loss if it does not follow the guidelines outlined in the agency agreements. Reserves for estimated future losses on policies issued are established at the time the title insurance revenue is recognized. As of March 31, 2024, title and escrow loss reserves were $1.4 million, of which $0.1 million, is presented within other current liabilities and $1.3 million is presented within other non-current liabilities on the condensed consolidated balance sheets. As of December 31, 2023, title and escrow loss reserves were $1.5 million, of which $0.2 million is presented within other current liabilities and $1.3 million is presented within other non-current liabilities on the condensed consolidated balance sheets.
7. Leases
The Company leases its facilities under non-cancelable operating leases with various expiration dates. Leases may contain escalating payments.

The Company’s total operating lease costs were $1.7 million for the three months ended March 31, 2024 and 2023. The Company’s total operating lease costs include variable costs in the amount of $0.6 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively. Variable lease costs are primarily comprised of maintenance costs and are determined based on the actual costs incurred during the period. Variable lease payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2024 and December 31, 2023, the weighted average remaining operating lease term was 3.1 years. The weighted average discount rate used to estimate operating lease liabilities for leases that existed as of March 31, 2024 and December 31, 2023 was 8.4% and 8.1%, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $1.3 million for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, maturities of operating lease liabilities were as follows:

(In thousands)
Remainder of 2024	$3,951
2025	4,415
2026	1,471
2027	1,263
2028	972
Thereafter	524
Total lease payments	12,596
Less: imputed interest	(1,631)
Total operating lease liabilities	$10,965
8. Commitments and Contingencies
Contingencies
From time to time and in the normal course of business, the Company may be subject to various legal matters, such as threatened or pending claims or proceedings. The litigation contingencies, if realized, could have a material negative impact on the Company’s financial condition, results of operations, and cash flows. The Company recognizes a provision for litigation losses when a contingent liability is probable and the amount thereof is estimable. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. Amounts accrued for litigation contingencies are based on the Company’s best estimates, assessments of the likelihood of damages, and the advice of counsel and often result from a series of judgments about future events and uncertainties that rely heavily on estimates and assumptions, therefore the actual settlement amounts could differ from the estimated contingency accrual and result in additional charges or reversals in future periods. The Company had a litigation contingency accrual of approximately $0.5 million and $1.1 million as of March 31, 2024 and December 31, 2023 respectively, which is presented within other current liabilities in the unaudited condensed consolidated balance sheets.

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

The Company enters into indemnification provisions under (i) its agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers, and landlords and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2024 or December 31, 2023.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Escrow or Trust Funds
The Company administers escrow and trust deposits held at third-party financial institutions representing funds received under real estate contracts, escrowed funds received under escrow agreements, and undisbursed amounts received for settlement of mortgage and home equity loans. These funds are not considered assets of the Company and, therefore, are not included in the accompanying unaudited condensed consolidated balance sheets; however, the Company remains contingently liable for the disposition of these funds on behalf of its customers. Cash held by the Company for these purposes was approximately $3.4 million, net of outstanding checks in transit of $25.3 million as of March 31, 2024, and approximately $3.2 million, net of outstanding checks in transit of $27.8 million as of December 31, 2023.
9. Debt Financing
Debt consisted of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Term Loan - principal	$140,000	$140,000
Term Loan - exit fee	4,500	4,500
Less: unamortized debt discounts and issuance costs	(5,646)	(6,166)
Total debt	$138,854	$138,334

On June 30, 2021, in connection with the closing of the acquisition of Title365, the Company entered into a credit agreement, as amended from time to time (the “Credit Agreement”), which provided for a $225.0 million senior secured term loan (the “Term Loan”) and a $25.0 million senior secured revolving credit facility (the “Revolving Facility”). The Revolving Facility included $10.0 million sublimit for the issuance of letters of credit. The Revolving Facility also included a swingline sub-facility (the “Swingline Facility”) that accommodated same-day borrowing of base rate loans. The sublimit for the Swingline Facility is $5.0 million. In October 2022, the Company entered into the First Amendment (the “Amendment”) to the Credit Agreement. The Amendment replaced the reference rate from LIBOR to SOFR as a result of the expected cessation of LIBOR and in accordance with the Credit Agreement.

The Term Loan was fully drawn at closing to provide, in part, the cash consideration paid in connection with the acquisition of Title365. The Term Loan was funded and the cash consideration was transferred on July 1, 2021. The Term Loan will mature on June 30, 2026, and the full principal amount of each is due at maturity. No amortization payments are required with respect to the Term Loan.

On November 27, 2023, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”), which amends the Credit Agreement to, among other things, (i) terminate the Revolving Facility and (ii) amend the maturity date of the Term Loan to provide for a springing maturity extension to June 30, 2027, in the event that certain conditions are satisfied. These conditions have not been met as of March 31, 2024. In connection with the Second Amendment, the Company voluntarily prepaid outstanding Term Loan under the Credit Agreement in an aggregate principal amount of $85.0 million.

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

Prior to the termination of the Revolving Facility, the Company was required to pay a commitment fee of 0.50% per annum of the unused commitments under the Revolving Facility.

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

In connection with the Credit Agreement, the Company issued a Series G preferred stock warrant to purchase 598,431 shares of Class A common stock at an exercise price per share of $13.827822. The terms of the warrant agreement provide the holder with an option to net settle if the fair value of Class A common stock is greater than the exercise price. The net shares to be issued in a cashless exercise are based on the fair value of the Company’s Class A common stock at the time the warrant is exercised. As of March 31, 2024, the warrant has not been exercised. The warrant will expire 10 years from the issue date. The proceeds from the issuance of debt were allocated between the Term Loan and the warrant based on their relative fair values, resulting in a debt discount of approximately $6.8 million for the amount allocated to the warrant and accounted for as paid-in capital.

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

Including the impact of the deferred debt issuance costs and the debt discounts resulting from the exit fee and the warrant, the effective interest rate on the Term Loan was approximately 14.55% as of March 31, 2024. Debt issuance costs, debt discounts, and the Revolving Facility issuance costs are being amortized as interest expense over the term of the Credit Agreement.

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

The fair value of the Term Loan was approximately $137.2 million and $136.5 million as of March 31, 2024 and December 31, 2023, respectively, and is classified as Level 2 in the fair value hierarchy. The fair value of the Term Loan was measured by applying the income approach, which discounts the future contractual cash flows using a current risk-adjusted rate available to borrowers with similar credit ratings.

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

As a result of the failure to execute control agreements for all applicable deposit and investment securities accounts in a timely manner, the Company was out of compliance with certain non-financial covenants as well as the minimum liquidity covenant as of December 31, 2023. Subsequent to December 31, 2023, the Company had remedied the failures. As of March 31, 2024, the Company was in compliance with these covenants.
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

Conversion of Class C Common Stock

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Preferred Stock
The Company’s board of directors has the authority to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences, and rights of the shares of each series and any of its qualifications, limitations, or restrictions, in each case without further vote or action by the Company’s stockholders. As of March 31, 2024, the Company had 200,000,000 shares authorized and no shares issued and outstanding of preferred stock.
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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of the stock option activity is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(In thousands)		(In years)	(In thousands)
Balance as of December 31, 2023	19,946	$4.58	5.6	$11,762
Exercised	(410)	$1.51		$500
Canceled and forfeited	(945)	$9.00
Balance as of March 31, 2024	18,591	$4.43	5.7	$19,978

Vested and exercisable as of March 31, 2024	15,945	$4.37	5.6	$18,095

No options were granted during the three months ended March 31, 2024 and 2023.

The number of options unvested as of March 31, 2024 and December 31, 2023 was 2,646 and 3,172, respectively. The weighted average grant-date fair value of these unvested options was $2.38 and $2.57 per share as of March 31, 2024 and December 31, 2023, respectively.

The total fair value of options vested during the three months ended March 31, 2024 and 2023 was $1.4 million and $3.9 million, respectively.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2024 was $0.5 million. The aggregate intrinsic value of options exercised during the three months ended March 31, 2023 was immaterial.

As of March 31, 2024, the total unrecognized stock-based compensation expense for stock options issued under the 2012 Plan and the 2021 Plan was approximately $6.1 million, which is expected to be recognized over a weighted average period of 2.3 years.
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

As of March 31, 2024 and December 31, 2023, 62,295 and 123,611 shares of Class A common stock were subject to repurchase. As of March 31, 2024 and December 31, 2023, the cash proceeds received for unvested shares of Class A common stock presented within other long-term liabilities in the unaudited condensed consolidated balance sheets were $0.2 million and $0.4 million, respectively.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted average grant date fair value per share
	(In thousands)
Balance as of December 31, 2023	20,137	$1.30
Granted	4,882	$2.67
Vested	(3,257)	$1.52
Cancelled and forfeited	(1,000)	$1.70
Balance as of March 31, 2024	20,762	$1.57

As of March 31, 2024, there was $30.8 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.4 years. RSUs granted under the 2021 Plan generally vest quarterly over a period of one year from the grant date.

The total fair value of RSUs vested during the three months ended March 31, 2024 and 2023 was $5.0 million and $18.5 million, respectively.
Performance Stock Units
In 2023, the Company’s board of directors granted a total of 5,500,000 restricted stock units with performance vesting conditions (“PSUs”) to certain senior executives. The PSUs will vest in four tranches upon continued service and satisfaction of certain market-based performance targets related to the Company’s stock price hurdles. The estimated weighted average grant date fair value of the PSUs was $0.65 per share, which was determined using a Monte Carlo simulation model. The significant assumptions in the Monte Carlo simulation model include the risk-free interest rate, expected volatility of the Company’s stock price, and expected life of the award. The total stock-based compensation expense recognized for PSUs for the three months ended March 31, 2024 was $0.5 million. The total stock-based compensation expense recognized for PSUs for the three months ended March 31, 2023 was immaterial. The total unrecognized compensation expense related to PSUs was $2.4 million as of March 31, 2024, which will be recognized over an estimated weighted average remaining period of 1.8 years.
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

The total stock-based compensation expense recognized for this award for the three months ended March 31, 2024 and 2023 was $1.5 million and $4.8 million, respectively. The total unrecognized compensation expense related to the award was $12.5 million as of March 31, 2024, which will be recognized over an estimated weighted average remaining period of 3.2 years.
Stock-Based Compensation Expense
The Company’s stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Cost of revenue	$154	$488
Research and development(1)	3,352	8,131
Sales and marketing	978	2,783
General and administrative	3,587	4,990
Total	$8,071	$16,392
____________
(1) Net of $0.6 million of additions to capitalized internal-use software for the quarter ended March 31, 2024 and none for the quarter ended March 31, 2023.
12. Restructuring
Workforce Reduction Plans
In 2023, the Company executed two workforce reduction initiatives. In January 2023, the Company committed to a workforce reduction plan (the “January 2023 Plan”), which eliminated approximately 340 positions, or 28% of the Company’s then-current workforce. In August 2023, the Company committed to an additional workforce reduction plan (the “August 2023 Plan”). The August 2023 Plan eliminated approximately 150 positions, or 19% of the Company’s then-current workforce.
In the three months ended March 31, 2024, the Company continued its workforce reduction initiatives with the elimination of certain additional positions (the “January 2024 Plan”). The execution of the January 2024 Plan is expected to be substantially complete in the second quarter of 2024.

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

The restructuring charges attributable to the workforce reduction plans and executive transaction costs amounted to approximately $1.0 million and $12.8 million for the three months ended March 31, 2024 and 2023, respectively. The restructuring charges consisted primarily of cash expenditures for compensation, severance, and transition payments, employee benefits, payroll taxes and related facilitation costs. The restructuring charges attributable to the August 2023 plan also include an accelerated expense of $2.1 million consisting of prepaid cash bonuses issued in the first and second quarter of 2023 to certain employees in lieu of previously committed equity-based awards.
The reconciliation of the restructuring liability balances is as follows:

(In thousands)
Restructuring liability as of December 31, 2022	$1,614
January 2023 Plan charge	14,025
Executive transition costs	1,107
August 2023 Plan charge (excluding accelerated amortization of prepaid cash bonuses)	7,685
Settlements	(24,331)
Restructuring liability as of December 31, 2023	$100
January 2024 Plan charge	983
Settlements	(1,083)
Restructuring liability as of March 31, 2024	$—
13. Income Taxes
The provision for income taxes was less than $0.1 million for the three months ended March 31, 2024 and 2023. The effective tax rate for the three months ended March 31, 2024 and 2023 was (0.2)%. The effective tax rates differ from the federal statutory rate primarily due to a valuation allowance on the Company’s deferred tax assets.

The Company reassessed the ability to realize deferred tax assets by considering the available positive and negative evidence. As of March 31, 2024, the Company concluded that its net deferred tax assets are not more-likely-than-not to be realized and maintained a full valuation allowance against such net deferred tax assets.

As of March 31, 2024, the Company files tax returns in the U.S. federal and various state jurisdictions. Due to the Company’s U.S. net operating loss carryforwards, its income tax returns generally remain subject to examination by federal and most state tax authorities. Beginning in 2022, the Company’s subsidiary files income tax returns in India which are subject to examination by tax authorities in India.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

	Three Months Ended March 31,
	2024		2023
	Class A Common	Class B Common	Class A Common	Class B Common
	(In thousands, except per share data)
Numerator:
Net loss attributable to Blend Labs, Inc.	$(19,879)	$(789)	$(62,513)	$(2,904)
Less: accretion of RNCI to redemption value	(1,405)	(56)	(1,965)	(91)
Net loss attributable to Blend Labs, Inc common stockholders	$(21,284)	$(845)	$(64,478)	$(2,995)

Denominator:
Weighted average common stock outstanding, basic and diluted	241,357	9,575	230,725	10,719

Net loss per share attributable to Blend Labs, Inc.:
Basic and diluted	$(0.09)	$(0.09)	$(0.28)	$(0.28)

The following potential shares of common stock were excluded from the computation of diluted net earnings per share attributable to the Company for the periods presented because including them would have been antidilutive as the Company has reported net loss for each of the periods presented:

	As of March 31,
	2024	2023
	(In thousands)
Outstanding stock options	18,591	23,414
Early exercised options subject to repurchase	62	367
Non-plan Co-Founder and Head of Blend options	26,057	26,057
Unvested restricted stock units	20,762	12,864
Unvested performance stock awards	5,500	1,000
Common stock warrants	598	598
Total antidilutive securities	71,570	64,300

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

The following table provides information about each reportable segment:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Segment revenue:
Software platform	$21,736	$22,970
Professional services	2,104	1,734
Blend Platform segment	23,840	24,704
Title segment	11,107	12,632
Total revenue	$34,947	$37,336

Segment gross profit:
Software platform	$16,561	$17,167
Professional services	(519)	(1,072)
Blend Platform segment	16,042	16,095
Title segment	2,099	(242)
Total gross profit	$18,141	$15,853

Operating expenses:
Research and development	$14,183	$26,257
Sales and marketing	10,215	17,568
General and administrative	13,935	20,681
Restructuring	983	12,783
Total operating expenses	39,316	77,289
Loss from operations	(21,175)	(61,436)
Interest expense	(5,099)	(7,569)
Other income (expense), net	5,653	2,882
Loss before income taxes	$(20,621)	$(66,123)

16. Subsequent Events

On April 29, 2024, the Company entered into an Investment Agreement (the “Investment Agreement”) with Haveli Brooks Aggregator, L.P. (“Haveli”) and issued 150,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.00001 per share (the “Series A Preferred Stock”), for an aggregate purchase price of $150.0 million. In connection with the issuance of the Series A Preferred Stock, the Company issued a warrant (the “Warrant”) to Haveli to purchase up to 11,111,112 shares of Class A common stock, at a purchase price of $4.50 per share of Class A common stock. The Warrant is exercisable for a period of 24 months from issuance.

In connection with the issuance of Series A Preferred Stock, on April 29, 2024, the Company paid approximately $146.1 million to repay in full all amounts outstanding and payable under the Credit Agreement, and terminated the Credit Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Form 10-Q and in our Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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

For the three months ended March 31, 2024, we have seen a 14.1% decrease in mortgage transactions, particularly refinance transactions, on our software platform compared to the three months ended March 31, 2023. We attribute the majority of this decrease to relatively high interest rates, decreased housing affordability, and uncertain worldwide political and economic conditions.

Industry forecasters expect overall mortgage originations, including refinancing loans, to increase in 2024. As a large portion of our revenue is driven by mortgage and mortgage related transaction volumes, changes in the mortgage origination volumes have had, and are likely to continue to have, material effects on our business.
Preferred Stock Investment and Termination of Credit Agreement
On April 29, 2024, we entered into an Investment Agreement (the “Investment Agreement”) with Haveli Brooks Aggregator, L.P. (“Haveli”) and issued 150,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.00001 per share (the “Series A Preferred Stock”), for an aggregate purchase price of $150.0 million. In connection with the issuance of the Series A Preferred Stock, we issued a warrant (the “Warrant”) to Haveli to purchase up to 11,111,112 shares of Class A common stock, at a purchase price of $4.50 per share of Class A common stock. The Warrant is exercisable for a period of 24 months from issuance.

In connection with the issuance of Series A Preferred Stock, on April 29, 2024, we paid approximately $146.1 million to repay in full all amounts outstanding and payable under the Credit Agreement, and terminated the Credit Agreement.
Key Business Metrics

In addition to the measures presented in our consolidated financial statements, historically, we have reported mortgage banking transactions and title originations closed orders as key business metrics for our Blend Platform segment and Title segment, respectively, as they reflected metrics that management used to evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. As our Blend Platform segment business has evolved to comprise more than just the mortgage loan originations, particularly due to growth in home equity, deposit accounts, personal loans, income verification, and other consumer banking product offerings, as well as due to shift towards prepaid consumption-based arrangements with incremental platform fees, management no longer views mortgage banking transactions as an important measure of the performance of the Blend Platform segment and, accordingly, we do not believe it provides useful information to understanding and evaluating our results of operations. In the Title segment, originations represent only a portion of the title business, as this segment also provides title services in connection with a borrower default and with the issuance of home equity lines of credit and home equity loans. Thus, title originations closed orders as a metric is not representative of the performance of the Title segment as a whole. Therefore, we are no longer using these metrics to evaluate our business, identify trends affecting each segment, formulate business plans, or make strategic decisions and, as a result, mortgage banking transactions and title originations closed orders will no longer be disclosed in the future periods. As our business continues to evolve, we will continue to review our key business metrics.

The following table sets forth mortgage banking transactions and title origination closed orders, which we will no longer be reporting in subsequent periods:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Mortgage banking transactions(1)	155	181
(1) Includes estimated transactions for funded loans not yet reported for the quarter ended March 31, 2024
Title originations closed orders	3	4

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

Our customers have the ability to access our platform under subscription arrangements, in which customers commit to a minimum number of completed transactions at specified prices over the contract term, or under usage-based arrangements, in which customers prepay a fixed amount in advance, typically annually or semi-annually, based on their anticipated consumption of specified products at specified prices or pay monthly in arrears a variable amount for completed transactions at specified prices. Our subscription and prepaid usage-based arrangements are generally noncancelable, and we may also earn additional overage fees if the number of completed transactions exceeds the contractual amounts. Our usage-based arrangements paid in arrears can generally be terminated at any time by the customer. We recognize revenue ratably for our subscription arrangements because the customer receives and consumes the benefits of our platform throughout the contract period. We recognize fees for usage-based arrangements as the completed transactions are processed using our platform. Over the last year, we have seen a shift away from subscription arrangements towards prepaid multi-year usage-based arrangements in our customer contracts.

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

Since the cost of revenue for our Title segment is largely variable in nature, we expect that the cost of revenue for this segment will be impacted by the fluctuations in the segment’s revenue and the number of title orders we receive in each period.
Operating Expenses
We have taken actions to manage our operating expenses and focus our investments on initiatives critical to achieving our broader strategy. We expect to see ongoing improvements to our expenses from these actions in 2024.

Research and Development
Research and development expenses consist primarily of personnel-related expenses, including stock-based compensation expense, associated with our engineering personnel responsible for the design, development, and testing of new products and features, professional and outside services fees, software and hosting costs, and allocated overhead costs. Research and development costs are expensed as incurred, unless they qualify as internal-use software development costs.
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
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation expense for our finance, accounting, legal and compliance, human resources, and other administrative teams, certain executives, as well as stock-based compensation expense related to the stand-alone stock option award granted to our Co-Founder and Head of Blend in 2021, and professional fees, including audit, legal and compliance, and recruiting services.

Restructuring
Restructuring charges relate to our workforce reduction plans and are comprised of cash expenditures for compensation and severance payments, executive transition costs, employee benefits, payroll taxes and related facilitation costs. Refer to Note 12, Restructuring, for additional information.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned from our investment portfolio. For the quarter ended March 31, 2024, other income (expense), net also includes an adjustment to the carrying value of investment in non-marketable equity securities.

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
Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Revenue
Software platform	$21,736	$22,970
Professional services	2,104	1,734
Title	11,107	12,632
Total revenue	34,947	37,336
Cost of revenue(1)
Software platform	5,175	5,803
Professional services	2,623	2,806
Title	9,008	12,874
Total cost of revenue	16,806	21,483
Gross profit	18,141	15,853
Operating expenses:
Research and development(1)	14,183	26,257
Sales and marketing(1)	10,215	17,568
General and administrative(1)	13,935	20,681
Restructuring	983	12,783
Total operating expenses	39,316	77,289
Loss from operations	(21,175)	(61,436)
Interest expense	(5,099)	(7,569)
Other income (expense), net	5,653	2,882
Loss before income taxes	(20,621)	(66,123)
Income tax (expense) benefit	(42)	(71)
Net loss	$(20,663)	$(66,194)

(1)Includes stock-based compensation as follows:	Three Months Ended March 31,
	2024	2023
	(In thousands)
Cost of revenue	$154	$488
Research and development(2)	3,352	8,131
Sales and marketing	978	2,783
General and administrative	3,587	4,990
Total stock-based compensation	$8,071	$16,392
____________
(2) Net of $0.6 million of additions to capitalized internal-use software development costs for the quarter ended March 31, 2024 and none for the quarter ended March 31, 2023.

	Three Months Ended March 31,
	2024	2023
	(as a % of revenue)*
Revenue
Software platform	62%	62%
Professional services	6	5
Title	32	33
Total revenue	100	100
Cost of revenue
Software platform	15	16
Professional services	8	8
Title	25	34
Total cost of revenue	48	58
Gross margin	52	42
Operating expenses:
Research and development	41	70
Sales and marketing	29	47
General and administrative	40	55
Restructuring	3	34
Total operating expenses	113	207
Loss from operations	(61)	(165)
Interest expense	(15)	(20)
Other income (expense), net	16	8
Loss before income taxes	(60)	(177)
Income tax (expense) benefit	—	—
Net loss	(60)%	(177)%
____________
*Certain percentages may not foot due to rounding.
Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue and Cost of Revenue

	Three Months Ended March 31,
	2024		2023		$ Change	% Change
	(In thousands)
Segment revenue:
Blend Platform:
Mortgage Suite	$15,078		$17,795		$(2,717)	(15%)
Consumer Banking Suite	6,658		5,175		1,483	29%
Professional Services	2,104		1,734		370	21%
Total Blend Platform	23,840		24,704		(864)	(3%)
Title	11,107		12,632		(1,525)	(12%)
Total revenue	$34,947		$37,336		$(2,389)	(6%)
Segment cost of revenue:
Blend Platform	$7,798		$8,609		$(811)	(9%)
Title	9,008		12,874		(3,866)	(30%)
Total cost of revenue	$16,806		$21,483		$(4,677)	(22%)
Segment gross profit and gross margin:
Blend Platform	$16,042	67%	$16,095	65%	$(53)	—%
Title	2,099	19%	(242)	(2)%	2,341	967%
Total gross profit	$18,141	52%	$15,853	42%	$2,288	14%

Revenue decreased $2.4 million, or 6%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, driven by a decrease in Title segment revenue of $1.5 million, or 12%, primarily due to the lower volume of title orders, and a decrease in Blend Platform revenue of $0.9 million, or 3%. Within Blend Platform revenue, Mortgage Suite revenue decreased $2.7 million, or 15%, primarily due to the lower volume of mortgage banking transactions, with our customers, Consumer Banking Suite revenue increased $1.5 million, or 29%, primarily due to the increase from new deployments and incremental platform fees, as well as the increase in close and home equity transactions, and Professional Services revenue increased by $0.4 million, or 21%, primarily due to an increase in professional services associated with the deployment and support of our platform.

Cost of revenue decreased $4.7 million, or 22%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, driven by a decrease of $3.9 million, or 30% within the Title segment, primarily due to the lower volume of title orders, and a decrease in Blend Platform cost of revenue of $0.8 million, or 9%, primarily due to the lower volume of mortgage banking transactions.

Gross profit increased $2.3 million, or 14% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Gross margin was 52% for the three months ended March 31, 2024 compared to 42% for the three months ended March 31, 2023. Within Blend Platform segment, gross profit increased by $0.1 million, while gross margin increased to 67% in the three months ended March 31, 2024, as compared to 65% in the three months ended March 31, 2023, driven by growing adoption of our product add-ons within the Mortgage Suite, such as close and income verification, faster deployments of our higher margin Consumer Banking Suite products due to utilization of Blend Builder platform, as well as our operating efficiencies and cost optimizations. Within the Title segment, gross profit increased by $2.3 million while gross margin increased to 19% in the three months ended March 31, 2024 as compared to (2%) in the three months ended March 31, 2023 due to operating efficiencies and ongoing cost optimizations.
Operating Expenses

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$14,183	$26,257	$(12,074)	(46%)
Sales and marketing	10,215	17,568	(7,353)	(42%)
General and administrative	13,935	20,681	(6,746)	(33%)
Restructuring	983	12,783	(11,800)	(92%)
Total operating expenses	$39,316	$77,289	$(37,973)	(49%)
Research and Development
Research and development expenses decreased $12.1 million, or 46%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily due to a $4.8 million decrease in personnel related expenses and a $4.1 million decrease in stock-based compensation expense attributable to a decrease in headcount, in each case, related to our restructuring actions, a $2.6 million decrease due to the capitalization of internal-use software development costs and a $0.4 million decrease in software and hosting costs.
Sales and Marketing
Sales and marketing expenses decreased $7.4 million, or 42%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily due to a $3.6 million decrease in personnel related expenses, and a $1.8 million decrease in stock-based compensation expense attributable to a decrease in headcount, in each case, related to our restructuring actions, a $0.7 million decrease in advertising and promotion expenses, a $0.4 million decrease in commissions and a $0.3 million decrease in software and hosting costs.

General and Administrative
General and administrative expenses decreased $6.7 million, or 33%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily due to a $3.0 million decrease in personnel related expenses and a $1.4 million decrease in stock-based compensation expense attributable to a decrease in headcount, in each case, related to our restructuring actions, a $0.8 million decrease in professional and outside services costs, a $0.7 million decrease in insurance expenses, and a $0.6 million decrease in software and hosting costs.

Restructuring
Restructuring expenses decreased $11.8 million, or 92%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to the execution of the January 2023 workforce reduction plan. The restructuring charges included cash expenditures for compensation and severance payments, executive transition costs, employee benefits, payroll taxes and related facilitation costs.
Interest Expense

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(In thousands)
Interest expense	$(5,099)	$(7,569)	$2,470	(33%)
Interest expense decreased $2.5 million, or 33%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to the optional prepayment of the outstanding Term Loan under the Credit Agreement in an aggregate principal amount of $85.0 million. The borrowings under the Credit Agreement accrue interest at a floating rate which can be, at our option, either (i) an adjusted Term SOFR rate for a specified interest period plus an applicable margin of 7.50% or (ii) a base rate plus an applicable margin of 6.50%. The effective interest rate on our Term Loan was approximately 14.55% and 13.96% as of March 31, 2024 and March 31, 2023, respectively.
Other Income (Expense), net

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(In thousands)
Other income (expense), net	$5,653	$2,882	$2,771	96%
Other income (expense), net increased $2.8 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to the $4.4 million gain on investment on non-marketable equity securities recognized in the three months ended March 31, 2024 due to an observable price change, offset by a $1.6 million decrease in interest income on our investment portfolio due to a smaller invested cash balance in the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.
Income Tax Expense

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(In thousands)
Income tax expense	$(42)	$(71)	$29	(41%)
The decrease in income tax expense for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was immaterial.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through proceeds from the issuance of our stock and warrants and cash generated from the sale of our product offerings, as well as debt financing. As of March 31, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $128.0 million. Cash and cash equivalents are comprised of bank deposits and money market funds. Marketable securities are comprised of U.S. treasury and agency securities, commercial paper, and corporate debt securities. Most of our cash and cash equivalents are held in the United States.

We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $1,362.3 million as of March 31, 2024. We expect to continue to incur operating losses for the foreseeable future due to the investments that we intend to make in our business and the pressures on revenue growth due to the current macroeconomic environment and, as a result, we may require additional capital resources to grow our business.
Preferred Stock Investment
On April 29, 2024, we entered into an Investment Agreement with Haveli Brooks Aggregator, L.P. and issued 150,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.00001 per share, for an aggregate purchase price of $150.0 million. In connection with the issuance of the Series A Preferred Stock, we issued a warrant to Haveli to purchase up to 11,111,112 shares of Class A common stock, at a purchase price of $4.50 per share of Class A common stock. The Warrant is exercisable for a period of 24 months from issuance.

Credit Agreement
In connection with our acquisition of Title365, on June 30, 2021, we entered into a credit agreement (as amended from time to time, the “Credit Agreement”) that provides for a $225.0 million term facility and a $25.0 million revolving facility. The term facility was funded on July 1, 2021 and was fully drawn upon to provide, in part, the acquisition consideration being paid in connection with the purchase of a 90.1% interest in Title365. On November 27, 2023, we entered into the Second Amendment to the Credit Agreement (the “Second Amendment”), which, among other things, terminated the revolving facility and amended the maturity date of the term facility to provide for a springing maturity extension to June 30, 2027, in the event that certain conditions are satisfied. These conditions have not been met as of March 31, 2024. In connection with the Second Amendment, we opted to prepay the outstanding term facility under the Credit Agreement in an aggregate principal amount of $85.0 million. In connection with the issuance of Series A Preferred Stock, on April 29, 2024, we paid approximately $146.1 million to repay in full all amounts outstanding and payable under the Credit Agreement, and terminated the Credit Agreement.
Material Cash Requirements
Our material cash requirements arising from known contractual and other obligations primarily relate to our obligations under our Credit Agreement, leases for our office locations, and purchase commitments. Other than the recent developments described above, there have been no significant changes in our material cash requirements from the contractual obligations described in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net cash used in operating activities	$(3,868)	$(46,653)
Net cash provided by (used in) investing activities	60,621	(28,940)
Net cash used in financing activities	(3,187)	(2,419)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(4)	8
Net increase (decrease) in cash, cash equivalents, and restricted cash	$53,562	$(78,004)
Cash Used in Operating Activities
Our largest source of operating cash is cash collections from our customers, and our primary uses of cash in operations are for employee-related expenditures, sales and marketing expenses, and third-party hosting costs.

Net cash used in operating activities for the three months ended March 31, 2024 and 2023, was $3.9 million and $46.7 million, respectively. The decrease in cash used in operations reflects our net loss adjusted for noncash items, such as charges associated with stock-based compensation, depreciation and amortization, gain on investment in equity securities, amortization of deferred contract costs, amortization of operating lease right-of-use assets, and amortization of debt discount and issuance costs on our long-term debt, and changes in operating assets and liabilities. Fluctuations in operating assets and liabilities are affected primarily by changes in trade and other receivables, prepaid expenses and other current assets, accrued compensation, deferred revenue, accounts payable and other liabilities.

Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities during the three months ended March 31, 2024 was $60.6 million, which was primarily due to sales of marketable securities of $100.3 million and maturities of marketable securities of $10.6 million, offset by $2.0 million in purchases of property and equipment and $48.3 million used in the purchase of marketable securities.
Net cash used in investing activities during the three months ended March 31, 2023 was $28.9 million, which was primarily due to the purchases of $186.2 million of marketable securities and $0.3 million in purchases of property and equipment, offset by sales and maturities of marketable securities of $157.6 million.

Cash Used in Financing Activities
Net cash used in financing activities for the three months ended March 31, 2024 was $3.2 million, primarily consisting of payment of taxes related to net share settlement of equity awards of $3.8 million, offset by proceeds from the exercises of stock options of $0.6 million.
Net cash used in financing activities for the three months ended March 31, 2023 was $2.4 million, primarily consisting of payment of taxes related to net share settlement of equity awards.

Contingent Obligations
We administer escrow and trust deposits held at third-party financial institutions representing funds received under real estate contracts, escrowed funds received under escrow agreements, and/or undisbursed amounts received for settlement of mortgage and home equity loans. Cash held for these purposes was approximately $3.4 million, net of outstanding checks in transit of $25.3 million as of March 31, 2024. These funds are not considered assets of ours and, therefore, are not included in our unaudited condensed consolidated balance sheet; however, we are contingently liable for the disposition of these funds on behalf of consumers.

As of March 31, 2024, we did not have any other relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

There have been no material changes to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2023.
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $84.5 million and marketable securities and other investments of $43.5 million as of March 31, 2024, which consisted of bank deposits, money market funds, U.S. treasury and agency securities and commercial paper. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points change in interest rates during any of the periods presented would not have had a material impact on our investments.

As of March 31, 2024, we had $140.0 million of principal outstanding under our Term Loan. Our borrowings under the Term Loan accrue interest at a floating rate which can be, at our option, either (i) an adjusted Term SOFR rate for a specified interest period plus an applicable margin of 7.50% or (ii) a base rate plus an applicable margin of 6.50%. The applicable interest rate was 12.93%. An increase of 100 basis points in the applicable interest rate would increase our annual interest expense by approximately $1.4 million. A decrease of 100 basis points in the applicable interest rate would decrease our annual interest expense by approximately $1.4 million. On April 29, 2024, we repaid in full all amounts outstanding and payable under the Term Loan.
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
Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective as of March 31, 2024.

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
•The trading price of our Class A common stock may be volatile, and you could lose all or part of your investment; and
•The multi-class structure of our common stock has the effect of concentrating voting power with Nima Ghamsari, Head of Blend, Co-Founder, and Chair of our board of directors, which will severely limit your ability to influence or direct the outcome of matters submitted to our stockholders for approval, including the election of our board of directors, the adoption of amendments to our certificate of incorporation (the “Amended and Restated Certificate of Incorporation”) and amended and restated bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction;
•The holders of Series A Preferred Stock will be entitled to vote on an as-converted to Class A common stock basis and have rights to approve certain actions. Additionally, Haveli may exercise influence over us through its ability to designate a member of our board of directors;
•The issuance of shares of our Series A Preferred Stock reduces the relative voting power of holders of our Class A common stock, and the conversion of those shares into shares of our Class A common stock would dilute the ownership of Class A common stockholders and may adversely affect the market price of our Class A common stock; and
•Our Series A Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to the rights of, our Class A common stockholders, which could adversely affect our liquidity and financial condition.

Risks Related to Our Business and Operations
Our business is substantially dependent on revenue from the financial services industry and, is therefore subject to risks impacting the mortgage industry and the larger financial services industry.
A substantial majority of the transactions enabled through our platform and title orders processed relate to mortgage loans and refinances, and our financial prospects depend significantly on the financial services industry ecosystem. Recently, there has been significant volatility and instability among banks and financial institutions. For example, in

March 2023 Silicon Valley Bank (“SVB”), Signature Bank, Silvergate Capital Corp. and First Republic Bank have each entered receivership and Credit Suisse Group AG was acquired to prevent its failure. These events, and others have resulted in significant uncertainty, including concerns about systemic risks and we cannot predict the impacts on the financial services industry. Certain of our financial services customers have experienced downturns, which may impact the amount they spend with us. To the extent our financial services customers or potential customers fail or experience further downturns due to challenges in the general macroeconomic environment or adverse conditions in the financial or credit markets, these firms may decrease the amount of money they spend with us, or stop spending with us entirely. In addition, increased competition to financial services firms from challenger banks and technology disruptors as well as decreases in consumer demand in the financial services industry in general could adversely affect the demand for our product and, in turn, the number of customers and their consumers using our platform.
The mortgage market is heavily influenced by government policies and overall economic conditions. The real estate environment, including interest rates and the general economic environment, typically impacts demand for mortgage and mortgage-related products. Increases in interest rates due to efforts by the Federal Reserve to manage rising inflation, combined with ongoing supply constraints, resulted in a decline in mortgage origination activity in 2022 and a further decline in 2023. Industry forecasters expect conditions to improve in 2024, and they estimate mortgage origination activity increased in the first quarter of 2024 when compared to the same period last year. As a large portion of our revenue is driven by mortgage and mortgage-related transaction volumes, changes in mortgage origination volumes have had, and are likely to continue to have, material effects on our business. The number of mortgage loans and refinances has been and may continue to be affected by negative trends in the general economy in the United States and abroad, including conditions resulting from changes in gross domestic product, financial and credit market fluctuations, the potential recessionary environment and macroeconomic uncertainty, increased interest rates, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, increased unemployment, political turmoil, pandemics, natural catastrophes, warfare, such as the current war in Ukraine and the potential effects of sanctions, the current conflict in Israel, and terrorist attacks on the United States, Europe, the Middle East region, the Asia Pacific region or elsewhere, and any such decrease in mortgage origination volumes is likely to have an adverse impact on our business.
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
We have previously experienced rapid growth, but in recent periods, our growth rate has declined primarily due to macroeconomic factors, including an unfavorable interest rate environment, decreased housing affordability, and uncertain worldwide political and economic conditions. Our historical revenue growth rate and financial performance may not be indicative of our future performance. For the years ended December 31, 2023, 2022 and 2021, our Blend Platform segment revenue was $109.5 million, $121.4 million, and $134.2 million, respectively, representing a 10% year-over-year decline in each of these periods. We believe that future growth of our revenue depends on a number of factors, including our ability to price our products and services effectively so that we are able to attract and retain customers without compromising our profitability, attract new customers, increase our existing customers’ use of our solutions, provide our customers with excellent support, and successfully identify and acquire or invest in businesses, products, or technology that we believe could complement or expand our solutions. However, we are also impacted by macroeconomic factors over which we have no control, which have adversely impacted our business in recent periods.

You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our financial or operating performance in future periods. In particular, our revenue growth rate has declined in prior periods, and we expect it to fluctuate over future periods. Our revenue growth rate may decline in future periods as the size of our business grows and as we achieve higher market adoption rates, or for a number of other possible reasons, including macroeconomic conditions, reduced demand for our products and services, insufficient growth in the number of financial services firms that utilize our products and services or the lack of expansion of products and services within our existing customer base, transaction volume and mix, particularly with our significant customers, increased competition, a decrease in the growth or reduction in size of our overall market, unintended consequences from our workforce reductions that impact our business, or if we fail for any reason to capitalize on growth opportunities and the maturation of our business, among others. We also expect to continue to make investments in the development and expansion of our business, which may not result in increased revenue or growth. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.
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
If we fail to manage our operations effectively, our reputation, business, and financial condition could be adversely affected.
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
We have incorporated and may continue to incorporate additional AI technology into our platform and otherwise within our business, and AI technology may become more important to our operations or to our future growth over time. We expect to rely on AI to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI technology or at all. We may also fail to properly implement or market our use of AI technology. Our competitors or other third parties may incorporate AI technology into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, our use of AI technology may expose us to additional claims, demands, and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, if the outputs that our AI technology assists in producing are or are alleged to be deficient, inaccurate, or biased, or if such outputs or their development or deployment, including the collection, use, or other processing of data used to train or create such AI technology, are held or alleged to infringe upon or to have misappropriated third-party intellectual property rights or to violate applicable laws, regulations, or other actual or asserted legal obligations to which we are or may become subject, our business, operating results, financial condition, and growth prospects could be adversely affected. The legal, regulatory, and policy environments around AI technology are evolving rapidly, and we may become subject to new and evolving legal and other obligations. For example, in the European Union, the European Council and Parliament reached political agreement in December 2023 on the Artificial Intelligence Act (“AI Act”), which the European Parliament approved on March 13, 2024. The AI Act will impose substantial obligations related to the sale and use of AI-related systems. These and other developments may require us to make significant changes to our use of AI technology, including by limiting or restricting our use of AI technology, and which may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources, the use of AI technology also presents emerging ethical issues that could harm our reputation and business if our use of AI technology becomes controversial.
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
Historically, we have financed our operations primarily through equity issuances and cash collections from our customers. In 2021, we also entered into a credit agreement that provides for a term facility and a revolving facility (as amended from time to time, the “Credit Agreement”). The term facility was fully drawn at closing to provide, in part, the consideration being paid in connection with our acquisition of Title365. In 2023, the revolving facility was terminated in connection with an amendment to the Credit Agreement and on April 29, 2024, the Credit Agreement was terminated in connection with the Haveli investment. To support growing our business and to effectively compete, we must have sufficient capital to continue to make significant investments in our platform. We intend to continue to make investments to support the growth of our business and may require additional funds to respond to business challenges, including the need to develop new platform features and services or enhance our existing platform, improve our operating infrastructure, or acquire complementary businesses and technologies. Additionally, we may consider adopting various employee compensation programs from time to time. The adoption of various employee compensation programs could result in us paying a greater percentage of our employees’ compensation in the form of cash. In particular, to the extent the perceived value of our equity awards declines, we may need to pay a greater proportion of compensation in cash. Such employee compensation programs could result in us using a larger amount of our cash reserves for the payment of compensation in future periods. In addition, to the extent we satisfy our tax withholding obligations with respect to equity compensation awards by withholding shares and remitting cash to the relevant tax authorities, we could be required to use significant amounts of cash. Any of these additional uses of cash could cause us to use a greater portion of our cash reserves for compensatory purposes and we may need to raise capital to support our cash position and ensure we have sufficient liquidity for our operations.

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
We deposit substantial funds in financial institutions and may, from time to time, maintain cash balances at such financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit. These funds include amounts in our operating accounts, which are held primarily at three financial institutions and used for our day-to-day business operations. We also hold investments and settled funds in accounts held at financial institutions acting as brokers or custodians. Our investment portfolio generally consists of money market funds, U.S. treasury and agency securities, commercial paper, and corporate debt securities. The investments in our portfolio are subject to our investment policy, which focuses on the preservation of capital, fulfillment or our liquidity needs, and maximization of investment performance within the parameters set forth in our investment policy and subject to market conditions. Our investment policy sets forth credit rating minimums, permissible allocations, and limits our exposure to specific investment types. However, our investments are subject to general credit, liquidity, market, and interest rate risks and in particular, volatility in the global financial markets, including in specific segments of such markets, which can negatively impact the value of our investments and adversely affect our financial condition, cash flows and results of operations. In addition, we deposit certain funds owned by third parties, such as escrow deposits, in financial institutions. Recently, there has been significant volatility and instability among banks and financial institutions. For example, in 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver, and for a period of time, customers of the bank did not have access to their funds and there was uncertainty as to when, if at all, customers would have access to funds in excess of the FDIC insured amounts. Should one or more of the financial institutions at which deposits are maintained fail, there is no guarantee as to the extent that we would recover the funds deposited, whether through FDIC coverage or otherwise, or the timing of any recovery. In the event of any such failure, we also could be held liable for the funds owned by third parties. Further, certain of our investments and settled funds are held at financial institutions. Should one or more of the financial institutions acting as brokers or custodians for our investments and settled funds fail, there may be a delay or some uncertainty in our ability to take possession of, or fully recover, all of our investments or settled funds.
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
Competition in the title insurance industry is intense, particularly with respect to price, service, and expertise. Larger residential mortgage originators also look at the size and financial strength of a title insurance agency. Although we provide title settlement services to large commercial and residential customers and mortgage originators, there are other title insurance agencies that have substantially greater capital than we do, especially those affiliated with large title insurance underwriters. The size and number of title insurance agencies varies in the geographic areas in which we conduct our title business. settlement services to large commercial and residential customers and mortgage originators, there are other title insurance agencies that have substantially greater capital than we do, especially those affiliated with large title insurance underwriters. The size and number of title insurance agencies varies in the geographic areas in which we conduct our title business. Our existing competitors may expand their title insurance business and, although we are not aware of any current initiatives to reduce regulatory barriers to entering our industry, any such reduction could result in new competitors, including financial institutions, entering the title insurance business. From time to time, new entrants enter the marketplace with alternative products to traditional title insurance, although many of these alternative products have been disallowed by title insurance regulators. Further, advances in technologies could, over time, significantly disrupt the traditional business model of financial services and real estate-related companies, including title insurance. These alternative products or disruptive technologies, if permitted by regulators, could adversely affect our business, financial condition, and results of operations.
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

We have registered the term “Blend” in the United States, Canada, the United Kingdom, and the European Union, and as of March 31, 2024, we had pending trademark applications in the United States. We have also registered the term “Title365” in the United States. Additionally, we have registered domain names that we use in, or are related to, our business, most importantly blend.com and title365.com. Competitors have and may continue to adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. As of March 31, 2024, we had one issued patent in the United States. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Further, we may not timely or successfully apply for a patent or register our trademarks or otherwise secure our intellectual property. Our efforts to protect, maintain, or enforce our proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could adversely affect our business, financial condition, and results of operations.
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
Our Class A common stock has one vote per share, our Class B common stock has 40 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of December 31, 2023, Nima Ghamsari, Head of Blend, Co-Founder, and Chair of our board of directors, beneficially owns all of the issued and outstanding shares of our Class B common stock. As of March 31, 2024, the shares beneficially owned by Mr. Ghamsari represented approximately 61% of the total voting power of our outstanding capital stock, which voting power may increase over time as Mr. Ghamsari exercises equity awards and exchanges them for our Class B common stock under the Equity Exchange Agreement. If all such equity awards held by Mr. Ghamsari (including the Co-Founder and Head of Blend Long-Term Performance Award) had been exercised for cash as of March 31, 2024, Mr. Ghamsari would hold approximately 86% of the voting power of our outstanding capital stock. As a result, for the foreseeable future, Mr. Ghamsari will be able to control matters requiring approval by our stockholders, including the election of members of our board of directors, the adoption of amendments to our Amended and Restated Certificate of Incorporation and amended and restated bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Mr. Ghamsari may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interest. The concentration of control will limit or preclude your ability to influence corporate matters for the foreseeable future and could have the effect of delaying, preventing, or deterring a change in control of our company, could deprive you and other holders of Class A common stock of an opportunity to receive a premium for your Class A common stock as part of a sale of our company and could negatively affect the market price of our Class A common stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

No shares of our Class C common stock, which entitle the holder to zero votes per share (except as otherwise required by law), were issued and outstanding as of March 31, 2024 and we have no current plans to issue shares of Class C common stock. These shares will be available to be used in the future to further strategic initiatives, such as financings or acquisitions, or issue future equity awards to our service providers. Over time the issuance of shares of Class A common stock will result in voting dilution to all of our stockholders and this dilution could eventually result in Mr. Ghamsari and his affiliates holding less than a majority of our total outstanding voting power. Once Mr. Ghamsari and his affiliates own less than a majority of our total outstanding voting power, Mr. Ghamsari would no longer have the unilateral ability to elect all of our directors and to determine the outcome of any matter submitted for a vote of our stockholders. Because the shares of Class C common stock have no voting rights (except as required by law), the issuance of such shares will not result in further voting dilution, which would prolong the voting control of Mr. Ghamsari. Further, the issuance of such shares of Class C common stock to Mr. Ghamsari would also delay the final conversion of all of our outstanding Class B common stock because shares of Class C common stock issued to Mr. Ghamsari would be counted when determining whether the 35% Ownership Threshold has been met. As a result, the issuance of shares of Class C common stock could prolong the duration of Mr. Ghamsari’s control of our voting power and his ability to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders. In addition, we could issue shares of Class C common stock to Mr. Ghamsari and, in that event, he would be able to sell such shares of Class C common stock and achieve liquidity in his holdings without diminishing his voting control. Sales of significant amounts of stock by Mr. Ghamsari or changes in our capital structure, including as a result of the Final Conversion Date, could result in a change of control or cause volatility in our stock price and uncertainty. Any future issuances of shares of Class C common stock will not be subject to approval by our stockholders except as required by the listing standards of the New York Stock Exchange.
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

The holders of Series A Preferred Stock will be entitled to vote on an as-converted to Class A common stock basis and have rights to approve certain actions. Additionally, Haveli may exercise influence over us through their ability to designate a member of our board of directors.
Subject to the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder (“HSR Approval”), the holders of our Series A Preferred Stock will be entitled to vote with the holders of our Class A common stock on all matters submitted for a vote of holders of shares of Class A common stock (voting together with the holders of shares of Class A common stock as a single class) on an as-converted basis.
Pursuant to the Investment Agreement (the “Investment Agreement”), by and between the Company and Haveli Brooks Aggregator, L.P. (“Haveli”), Haveli has the right to designate one candidate for nomination for election to our board of directors for so long as Haveli and its permitted transferees maintain minimum aggregate holdings of our stock as described in further detail in the Investment Agreement. Notwithstanding the fact that all of our directors are subject to fiduciary duties to us and to applicable law, the interests of the director designated by Haveli may differ from the interests of our securityholders as a whole or of our other directors.
Additionally, the consent of the holders of a majority of the outstanding shares of Series A Preferred Stock is required in order for us to take certain actions, including issuing securities that are senior to, or equal in priority with, the Series A Preferred Stock, increasing the number of shares available for grant under our equity compensation plans or making grants in excess of specified thresholds, incurring debt, redeeming or paying dividends on our common stock, engaging in certain mergers or acquisitions or divestitures, liquidating or dissolving, engaging in transactions with affiliates, incurring certain expenses in excess of our board-approved budget, and terminating the employment of certain of our officers. As a result, the holders of Series A Preferred Stock may in the future have the ability to influence the outcome of certain matters affecting our governance and capitalization.
The issuance of shares of our Series A Preferred Stock reduces the relative voting power of holders of our Class A common stock, and the conversion of those shares into shares of our Class A common stock would dilute the ownership of Class A common stockholders and may adversely affect the market price of our Class A common stock.
Following receipt of HSR approval, the holders of our Series A Preferred Stock will be entitled to vote, on an as-converted basis, together with holders of our Class A common stock on all matters submitted to a vote of the holders of our Class A common stock, which reduces the relative voting power of the holders of our Class A common stock. In addition, the conversion of our Series A Preferred Stock into Class A common stock or the exercise of the warrant issued to Haveli to purchase up to 11,111,112 shares of Class A common stock, at a purchase price of $4.50 per share of Class A common stock (the “Warrant”), would dilute the ownership interest of existing holders of our Class A common stock, and any conversion of the Series A Preferred Stock or exercise of the Warrant would increase the number of shares of our Class A common stock available for public trading, and which may adversely affect prevailing market prices of our Class A common stock.
Our Series A Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to the rights of, our Class A common stockholders, which could adversely affect our liquidity and financial condition.

The holders of our Series A Preferred Stock have the right to receive a payment on account of the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of our business before any payment may be made to holders of any other class or series of capital stock.
The holders of our Series A Preferred Stock also have certain redemption rights, including the right to require us to repurchase all or any portion of the Series A Preferred Stock at any time following the fifth anniversary of the original issuance date and a majority of the holders of the Series A Preferred Stock have the right to cause the Company to redeem, in whole, but not in part, the shares of Series A Preferred Stock at specified prices. In addition, upon prior written notice of certain change of control events, unless the holders elect to convert their shares of the Series A Preferred Stock into shares of Class A common stock, the shares of the Series A Preferred Stock will automatically be redeemed by us.
These repurchase obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of our Series A Preferred Stock could also limit our ability to obtain additional financing, which could have an adverse effect on our results of operation and financial condition. The preferential rights could also result in divergent interests between the holders of our Series A Preferred Stock and our other securityholders.
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

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2024, no director or officer, as defined in Rule 16a-1(f) under the Securities Act of 1934, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10-b5-1 trading arrangement," each as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Designations.
4.1	Warrant, by and between the registrant and Haveli Brooks Aggregator, L.P., dated as of April 29, 2024,
4.2	Registration Rights Agreement, by and between the registrant and Haveli Brooks Aggregator, L.P., dated as of April 29, 2024,
10.1+	Offer Letter between the registrant and Bryan Sullivan, dated as of April 26, 2024.
10.2+	Offer Letter between the registrant and Eric Woersching, dated as of April 26, 2024.
10.3+	Outside Director Compensation Policy, as amended.
10.4	Investment Agreement, by and between the registrant and Haveli Brooks Aggregator, L.P., dated April 29, 2024,
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 has been formatted in Inline XBRL.

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

BLEND LABS, INC.

Date:	May 8, 2024	By:	/s/ Nima Ghamsari
Nima Ghamsari
Head of Blend and Co-Founder
(Principal Executive Officer)

Date:	May 8, 2024	By:	/s/ Amir Jafari
Amir Jafari
Head of Finance
(Principal Financial Officer)