Form 10-Q
period 2024-06-30
Blend Labs, Inc.
filed 2024-08-08
CIK 1855747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 31, 2024, there were 249,496,552 shares of the registrant's Class A common stock outstanding, 4,747,235 shares of the registrant's Class B common stock outstanding, and no shares of the registrant's Class C common stock outstanding.

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
•our expectations regarding our share repurchase program;
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
•our expectations regarding the effects of existing and developing laws and regulations, including with respect to taxation, privacy, information security, artificial intelligence, and data protection;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blend Labs, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$45,450	$30,962
Marketable securities and other investments	67,153	105,960
Trade and other receivables, net of allowance for credit losses of $91 and $149, respectively	19,602	18,345
Prepaid expenses and other current assets	10,315	14,569
Total current assets	142,520	169,836
Property and equipment, net	7,617	3,945
Operating lease right-of-use assets	7,516	8,565
Intangible assets, net	2,099	2,108
Deferred contract costs	2,020	2,453
Restricted cash, non-current	7,294	7,291
Other non-current assets	16,344	11,867
Total assets	$185,410	$206,065
Liabilities, redeemable equity and stockholders’ equity
Current liabilities:
Accounts payable	$1,084	$2,170
Deferred revenue	20,832	8,984
Accrued compensation	3,225	5,562
Other current liabilities	16,383	14,858
Total current liabilities	41,524	31,574
Operating lease liabilities, non-current	5,172	6,982
Other non-current liabilities	1,571	2,228
Debt, non-current, net	—	138,334
Total liabilities	48,267	179,118
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	49,169	46,190
Series A redeemable convertible preferred stock, par value $0.00001 per share: 200,000 shares authorized, 150 and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively (Note 10)	133,445	—
Stockholders’ equity:
Class A, Class B and Class C Common Stock, par value $0.00001 per share: 3,000,000 (Class A 1,800,000, Class B 600,000, Class C 600,000) shares authorized; 254,207 (Class A 248,985, Class B 5,222, Class C 0) and 249,910 (Class A 240,262, Class B 9,648, Class C 0) shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	1,335,928	1,321,944
Accumulated other comprehensive loss	304	441
Accumulated deficit	(1,381,705)	(1,341,630)
Total stockholders’ equity	(45,471)	(19,243)
Total liabilities, redeemable equity and stockholders’ equity	$185,410	$206,065

See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Software platform	$26,475	$28,115	$48,211	$51,085
Professional services	2,221	2,216	4,325	3,950
Title	11,784	12,484	22,891	25,116
Total revenue	40,480	42,815	75,427	80,151
Cost of revenue
Software platform	5,674	5,486	10,849	11,289
Professional services	2,681	2,705	5,304	5,511
Title	10,447	11,131	19,455	24,005
Total cost of revenue	18,802	19,322	35,608	40,805
Gross profit	21,678	23,493	39,819	39,346
Operating expenses:
Research and development	12,916	22,091	27,099	48,348
Sales and marketing	9,370	16,128	19,585	33,696
General and administrative	12,524	19,646	26,459	40,327
Restructuring	207	2,349	1,190	15,132
Total operating expenses	35,017	60,214	74,333	137,503
Loss from operations	(13,339)	(36,721)	(34,514)	(98,157)
Interest expense	(1,648)	(7,947)	(6,747)	(15,516)
Other income (expense), net	(4,411)	3,232	1,242	6,114
Loss before income taxes	(19,398)	(41,436)	(40,019)	(107,559)
Income tax expense	(23)	(53)	(65)	(124)
Net loss	(19,421)	(41,489)	(40,084)	(107,683)
Less: Net loss attributable to noncontrolling interest	14	258	9	1,035
Net loss attributable to Blend Labs, Inc.	(19,407)	(41,231)	(40,075)	(106,648)
Less: Accretion of redeemable noncontrolling interest to redemption value	(1,527)	(1,592)	(2,988)	(3,648)
Less: Accretion of Series A redeemable convertible preferred stock to redemption value	(2,661)	—	(2,661)	—
Net loss attributable to Blend Labs, Inc. common stockholders	$(23,595)	$(42,823)	$(45,724)	$(110,296)

Net loss per share attributable to Blend Labs, Inc. common stockholders:
Basic and diluted	$(0.09)	$(0.18)	$(0.18)	$(0.45)
Weighted average shares used in calculating net loss per share:
Basic and diluted	253,069	244,262	252,000	242,861

Comprehensive loss:
Net loss	$(19,421)	$(41,489)	$(40,084)	$(107,683)
Unrealized (loss) gain on marketable securities	(42)	(773)	(146)	48
Foreign currency translation (loss) gain	—	(11)	9	(29)
Comprehensive loss	(19,463)	(42,273)	(40,221)	(107,664)
Less: Comprehensive loss attributable to noncontrolling interest	14	258	9	1,035
Comprehensive loss attributable to Blend Labs, Inc.	$(19,449)	$(42,015)	$(40,212)	$(106,629)
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Redeemable Noncontrolling Interest, Series A Redeemable Convertible Preferred Stock, and Stockholders’ Equity
(In thousands)
(Unaudited)

	Three and Six Months Ended June 30, 2024
	Redeemable Noncontrolling Interest	Series A Redeemable Convertible Preferred Stock			Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

		Shares		Amount	Shares	Amount
Balances as of December 31, 2023	$46,190	—		$—	249,910	$2	$1,321,944	$441	$(1,341,630)	$(19,243)
Issuance of common stock upon exercise of stock options, net of repurchases	—	—		—	410	—	619	—	—	619
Vesting of early exercised stock options	—	—		—	—	—	184	—	—	184
Vesting of restricted stock units	—	—		—	3,257	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—		—	(1,258)	—	(3,806)	—	—	(3,806)
Stock-based compensation	—	—		—	—	—	8,707	—	—	8,707
Unrealized loss on investments in marketable securities	—	—		—	—	—	—	(104)	—	(104)
Foreign currency translation gain	—	—		—	—	—	—	9	—	9
Accretion of redeemable noncontrolling interest to redemption value	1,461	—		—	—	—	(1,461)	—	—	(1,461)
Net income (loss)	5	—		—	—	—	—	—	(20,668)	(20,668)
Balances as of March 31, 2024	$47,656	—		$—	252,319	$2	$1,326,187	$346	$(1,362,298)	$(35,763)
Issuance of common stock upon exercise of stock options, net of repurchases	—	—		—	62	—	95	—	—	95
Vesting of early exercised stock options	—	—		—	—	—	172	—	—	172
Vesting of restricted stock units	—	—		—	2,887	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—		—	(1,061)	—	(3,213)	—	—	(3,213)
Stock-based compensation	—	—		—	—	—	7,764	—	—	7,764
Unrealized loss on investments in marketable securities	—	—		—	—	—	—	(42)	—	(42)
Accretion of redeemable noncontrolling interest to redemption value	1,527	—	—	—	—	—	(1,527)	—	—	(1,527)
Issuance of Series A redeemable convertible preferred stock, net of issuance costs	—	150		130,784	—	—	—	—	—	—
Issuance of the Warrant in connection with the Series A redeemable convertible preferred stock	—	—		—	—	—	9,111	—	—	9,111
Accretion of Series A redeemable convertible preferred stock to redemption value	—	—		2,661	—	—	(2,661)	—	—	(2,661)
Net loss	(14)	—		—	—	—	—	—	(19,407)	(19,407)
Balances as of June 30, 2024	$49,169	150		$133,445	254,207	$2	$1,335,928	$304	$(1,381,705)	$(45,471)
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Redeemable Noncontrolling Interest, Series A Redeemable Convertible Preferred Stock and Stockholders’ Equity (Continued)
(In thousands)
(Unaudited)

	Three and Six Months Ended June 30, 2023
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

		Shares	Amount
Balances as of December 31, 2022	$40,749	240,931	$2	$1,286,815	$(708)	$(1,162,937)	$123,172
Issuance of common stock upon exercise of stock options, net of repurchases	—	17	—	134	—	—	134
Vesting of early exercised stock options	—	—	—	758	—	—	758
Vesting of restricted stock units	—	4,228	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	(1,568)	—	(2,440)	—	—	(2,440)
Stock-based compensation	—	—	—	16,392	—	—	16,392
Unrealized loss on investments in marketable securities	—	—	—	—	821	—	821
Foreign currency translation gain	—	—	—	—	(18)	—	(18)
Accretion of redeemable noncontrolling interest to redemption value	2,056	—	—	(2,056)	—	—	(2,056)
Net loss	(777)	—	—	—	—	(65,417)	(65,417)
Balances as of March 31, 2023	$42,028	243,608	$2	$1,299,603	$95	$(1,228,354)	$71,346
Vesting of early exercised stock options	—	—	—	256	—	—	256
Vesting of restricted stock units	—	3,304	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	(1,137)	—	(1,092)	—	—	(1,092)
Stock-based compensation	—	—	—	14,364	—	—	14,364
Unrealized loss on investments in marketable securities	—	—	—	—	(773)	—	(773)
Foreign currency translation gain	—	—	—	—	(11)	—	(11)
Accretion of redeemable noncontrolling interest to redemption value	1,592	—	—	(1,592)	—	—	(1,592)
Net loss	(258)	—	—	—	—	(41,231)	(41,231)
Balances as of June 30, 2023	$43,362	245,775	$2	$1,311,539	$(689)	$(1,269,585)	$41,267
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(40,084)	$(107,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	15,342	30,756
Depreciation and amortization	1,122	1,256
Amortization of deferred contract costs	519	1,745
Amortization of debt discount and issuance costs	690	1,489
Amortization of operating lease right-of-use assets	1,703	1,615
Gain on investment in equity securities	(4,417)	—
Loss on extinguishment of debt	5,476	—
Other	(326)	(3,372)
Changes in operating assets and liabilities:
Trade and other receivables	(1,227)	1,320
Prepaid expenses and other assets, current and non-current	3,453	(3,911)
Deferred contract costs, non-current	433	(776)
Accounts payable	(1,489)	1,889
Deferred revenue	11,848	3,275
Accrued compensation	(2,337)	(5,318)
Operating lease liabilities	(2,146)	(1,917)
Other liabilities, current and non-current	906	(1,411)
Net cash used in operating activities	(10,534)	(81,043)
Investing activities
Purchases of marketable securities	(76,529)	(194,957)
Sale of available-for-sale securities	100,297	—
Maturities of marketable securities	15,600	197,709
Additions to property, equipment, internal-use software development costs and intangible assets	(3,831)	(474)
Net cash provided by investing activities	35,537	2,278
Financing activities
Proceeds from exercises of stock options, including early exercises, net of repurchases	714	22
Taxes paid related to net share settlement of equity awards	(7,019)	(3,532)
Repayment of long-term debt	(144,500)	—
Net proceeds from the issuance of the Series A redeemable convertible preferred stock and the Warrant	149,375	—
Payment for issuance costs related to the Series A redeemable convertible preferred stock and the Warrant	(9,077)	—
Net cash used in financing activities	(10,507)	(3,510)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(5)	13
Net increase (decrease) in cash, cash equivalents, and restricted cash	14,491	(82,262)
Cash, cash equivalents, and restricted cash at beginning of period	38,253	129,557
Cash, cash equivalents, and restricted cash at end of period	$52,744	$47,295
Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets:
Cash and cash equivalents	$45,450	$34,980
Restricted cash	7,294	12,315
Total cash, cash equivalents, and restricted cash	$52,744	$47,295
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$76	$48
Cash paid for interest	$6,150	$14,100
Supplemental disclosure of non-cash investing and financing activities:
Vesting of early exercised stock options	$356	$1,014
Operating lease liabilities arising from obtaining new or modified right-of-use assets	$654	$327
Stock-based compensation included in capitalized internal-use software development costs	$1,130	$—
Accretion of redeemable noncontrolling interest to redemption value	$2,988	$3,648
Accretion of Series A redeemable convertible preferred stock to redemption value	$2,661	$—
Issuance costs accrued in connection with the Series A redeemable convertible preferred stock and the Warrant	$403	$—
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023, the unaudited condensed consolidated statements of redeemable noncontrolling interest, Series A Redeemable Convertible Preferred Stock (the “Series A redeemable convertible preferred stock” or “Series A Preferred Stock”), and stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 reflect all adjustments that are of a normal, recurring nature and that are considered necessary for a fair statement of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted that would ordinarily be required under U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the notes thereto. Actual results may differ from those estimates. Such estimates include, but are not limited to, estimates of variable consideration, evaluation of contingencies, determination of the incremental borrowing rates used in calculations of lease liabilities, determination of fair values of stock-based compensation, marketable securities, determination of the fair value of each of the Series A Preferred Stock and the Warrant, valuation of deferred tax assets, valuation of acquired intangible assets, valuation of the redeemable noncontrolling interest, determination of useful lives of tangible and intangible assets and capitalized internal-use software development costs, assessment of impairment of long-lived assets, and valuation of equity securities without readily determinable fair value.
Risks and Uncertainties
The Company has been and may continue to be affected by various macroeconomic factors, including interest rate environment, housing affordability, and worldwide political and economic conditions. The global financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, rising interest rates, inflation, increases in unemployment rates and uncertainty about economic stability. The real estate environment, including interest rates and the general economic environment, typically impacts the demand for mortgage and mortgage related products. Recent changes in these areas have impacted the Company’s results of operations. Purchase volume and refinance activity were strong in 2021 and 2020 relative to historical averages over the preceding decade; however, an increase in interest rates due to efforts by the U.S. Federal Reserve (the “Federal Reserve”) to manage rising inflation, combined with ongoing supply constraints, resulted in a decline in mortgage origination activity for 2022 and 2023. The demand for mortgage and mortgage related products continued to be sensitive to these factors, and any

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

material changes in Federal Reserve policy, interest rates or housing supply are expected to impact overall origination activity levels during 2024.

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
2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to these policies during the three and six months ended June 30, 2024, with the exception of the policy related to the issuance of the Series A Preferred Stock as described below.
Cash and Cash Equivalents
The Company places its cash with high credit quality and federally insured institutions. Cash with any one institution may be in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes the exposure to credit risk is not significant. The Company considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents. As of June 30, 2024 and December 31, 2023, cash and cash equivalents consisted of cash, money market accounts, and highly liquid investments with original maturities less than 90 days. The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents approximate fair value due to the short-term nature of the investments.
Restricted Cash
The Company has classified cash that is not available for use in its operations as restricted cash. Restricted cash consists primarily of collateral for letters of credit related to security deposits for the Company’s office facility lease arrangements and collateral for surety bonds related to the Title segment. As of June 30, 2024 and December 31, 2023, the Company had restricted cash of $7.3 million, all of which was classified as non-current.
Trade and Other Receivables and Credit Loss Reserves
The Company reports trade and other receivables net of the allowance for credit losses, in accordance with Accounting Standards Codification (“ASC”) 326, Financial Instruments—Credit Losses. ASC 326 requires an entity to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The Company’s estimate of expected credit losses is determined based on expected lifetime loss rates calculated from historical data and adjusted for the impact of current and future conditions, such as the age of outstanding receivables, historical payment patterns, any known or expected changes to the customers’ ability to fulfill their payment obligations, or assessment of broader economic conditions that may impact the customers’ ability to pay the outstanding balances. As of each of June 30, 2024 and December 31, 2023, the reserve for expected credit losses was $0.1 million. The provision for expected credit losses and the uncollectible portion of the receivables written off against reserve for expected credit losses were not material for the three and six months ended June 30, 2024 and 2023.
Capitalized Internal-Use Software
The Company capitalizes certain costs incurred in the development of its platform and product offerings when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project, and (iii) it is probable that the project will be completed and performed as intended. These capitalized costs include personnel and related expenses and stock-based compensation for employees who are directly associated with and who devote time to internal-use software projects. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for significant upgrades and enhancements to the existing software are also capitalized, while the costs incurred for minor modifications, as well as training and maintenance are expensed as incurred. The

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

capitalized internal-use software development costs are reported in property and equipment, net, in the condensed consolidated balance sheets. Capitalized internal-use software development costs are amortized using the straight-line method over an estimated useful life of the software, as the straight-line recognition method best approximates the manner in which the expected benefit will be derived. The Company does not transfer ownership of its software, license, or lease the software to third parties.

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities, and trade accounts receivable. The Company maintains its cash equivalents primarily in money market funds and highly liquid investments that are issued or guaranteed by the United States government or its agencies. As of June 30, 2024 and December 31, 2023, cash and cash equivalents was $45.5 million and $31.0 million, respectively, and included $2.6 million and $1.9 million, respectively, of cash held in a foreign jurisdiction. Collateral is not required for trade accounts receivable.

Title365 has agreements with insurance underwriters authorizing the Company to issue title insurance policies on behalf of the insurance underwriters. The policies are underwritten by two title insurance companies, which accounted for approximately 60% and 40% during the six months ended June 30, 2024, and 71% and 29% during the six months ended June 30, 2023, respectively, of title policy fees earned during the period.

The following customer comprised 10% or more of the Company’s revenue for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2024	2023	2024	2023
A1	13%	18%	15%	18%
(1) this customer generates revenue in both Blend Platform and Title segments

The following customers comprised 10% or more of the Company’s trade and unbilled receivables:

Customer	June 30, 2024	December 31, 2023
A	16%	10%
B	N/A1	13%
(1) trade and unbilled receivable balance from this customer did not exceed 10% as of the date presented
Redeemable Noncontrolling Interest
The Company’s 90.1% ownership of Title365 results in recognition of 9.9% noncontrolling interest, which represents the minority stockholder’s share of the net income and equity in Title365. The Title365 stockholders agreement includes a provision whereby the Company has a call option to purchase the 9.9% noncontrolling interest at a purchase price equal to the greater of (1) $49.5 million plus an amount of interest calculated using an interest rate of 5.0% per annum compounding annually; or (2) 4.4 multiplied by the trailing 12-month EBITDA multiplied by the noncontrolling interest ownership percentage (the “Title365 Call Option”). The Title365 Call Option became exercisable beginning 2 years following the acquisition closing date. The noncontrolling interest holder also holds an option to compel the Company to purchase the remaining 9.9% noncontrolling interest at a price calculated in the same manner as the Title365 Call Option (the “Title365 Put Option”). The Title365 Put Option is exercisable beginning 5 years following the acquisition closing date. Neither the Title365 Call Option nor the Title365 Put Option have an expiration date. However, pursuant to the Title365 stockholders agreement, the Company also has certain bring-along rights that it can exercise under certain circumstances, which may result in the Title365 Put Option being extinguished. As the Title365 Put Option is not solely within the Company’s control, the Company classified this interest as redeemable noncontrolling interest (“RNCI”) within the mezzanine equity section of the unaudited condensed consolidated balance sheets. The RNCI is accreted to the redemption value under the interest method from the acquisition date through the date the Title365 Put Option becomes exercisable. At each balance sheet date, the RNCI is reported at the greater of the initial carrying amount adjusted for the RNCI's share of earnings or losses and other comprehensive income or loss, or its accreted redemption value. The changes in the redemption amount are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. For each reporting period, the entire periodic change in the redemption amount is reflected in the computation of net loss per share under the two-class method as being akin

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

to a dividend. As of June 30, 2024 and December 31, 2023, the redemption amount of the Title365 Put Option as if it was currently redeemable was $57.3 million and $55.9 million, respectively.
Series A Preferred Stock
On April 29, 2024, the Company entered into an Investment Agreement (the “Investment Agreement”) with Haveli Brooks Aggregator, L.P. (“Haveli”) and issued 150,000 shares of the Company’s Series A Preferred Stock. The Series A Preferred Stock is classified as mezzanine equity due to the redemption features that are not solely within the Company’s control. The Series A Preferred Stock is accreted to its maximum redemption value over the seven year term, using the effective interest method. The increases in the redemption amount are recorded with corresponding adjustments against additional paid-in capital, in the absence of retained earnings. For each reporting period, the entire periodic change in the redemption amount is reflected in the computation of net loss per share under the two-class method as being akin to a dividend, by reducing the income (or increasing the loss) attributable to common stockholders.

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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

made available for issuance. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.
3. Revenue Recognition and Contract Costs
Disaggregation of Revenue
The following table provides information about disaggregated revenue by service offering:

	Three months ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Blend Platform:
Mortgage Suite	$18,454	$22,271	$33,532	$40,066
Consumer Banking Suite	8,021	5,844	14,679	11,019
Total software platform	26,475	28,115	48,211	51,085
Professional services	2,221	2,216	4,325	3,950
Total Blend Platform	28,696	30,331	52,536	55,035
Title	11,784	12,484	22,891	25,116
Total revenue	$40,480	$42,815	$75,427	$80,151

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

Contract Accounts	Balance Sheet Line Reference	June 30, 2024	December 31, 2023
		(In thousands)
Contract assets—current	Prepaid expenses and other current assets	$1,059	$1,593
Contract liabilities—current	Deferred revenue, current	$(20,832)	$(8,984)

There were no long-term contract assets or deferred revenue as of June 30, 2024 and December 31, 2023.

During the three months ended June 30, 2024 and 2023, the Company recognized $7.8 million and $4.9 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods. During the six months ended June 30, 2024 and 2023, the Company recognized $5.7 million and $6.1 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods.

During the three and six months ended June 30, 2024, the Company reduced revenue by $1.0 million and $1.1 million, respectively, related to performance obligations satisfied in previous periods. During the three and six months ended June 30, 2023, the Company recognized revenue of approximately $0.8 million and $1.7 million, respectively, related to performance obligations satisfied in previous periods. The revenue reduced or recognized from performance obligations satisfied in the prior periods primarily related to changes in the transaction price, including changes in the estimate of variable consideration.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Remaining Performance Obligations
As of June 30, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations was $87.4 million. These remaining performance obligations represent commitments in customer contracts for services expected to be provided in the future that have not been recognized as revenue. The expected timing of revenue recognition for these commitments is largely driven by the Company’s ability to deliver in accordance with relevant contract terms and when the Company’s customers utilize services, which could affect the Company’s estimate of when the Company expects to recognize revenue for these remaining performance obligations. The Company expects to recognize approximately half of the remaining performance obligations as revenue over the next 12 months. The Company expects the majority of non-current remaining performance obligations to be recognized over the next 13 to 24 months.
Deferred Contract Costs
As of June 30, 2024 and December 31, 2023, total unamortized deferred contract costs were $3.0 million and $3.5 million, respectively, of which $1.0 million and $1.0 million was recorded within prepaid expenses and other current assets and $2.0 million and $2.5 million was recorded within deferred contract costs, non-current, on the unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.

The amortization of deferred contract costs was $0.3 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively, and $0.5 million and $1.7 million for the six months ended June 30, 2024 and 2023, respectively, and is included in sales and marketing expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).
4. Investments and Fair Value Measurements
The carrying amount, unrealized gain and loss, and fair value of investments by major security type were as follows:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$15,679	$—	$—	$15,679	Level 1
Commercial paper	21,972	—	—	21,972	Level 2
Total cash equivalents	37,651	—	—	37,651
Marketable securities:
U.S. treasury and agency securities	35,698	—	(51)	35,647	Level 2
Commercial paper	19,431	—	—	19,431	Level 2
Debt securities	12,072	12	(9)	12,075	Level 2
Total marketable securities	67,201	12	(60)	67,153
Restricted cash, non-current:
Money market funds	6,961	—	—	6,961	Level 1
Certificates of deposit	333	—	—	333	Level 2
Total restricted cash	7,294	—	—	7,294
Total	$112,147	$12	$(60)	$112,099

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

Restricted cash that is not available for use in operations consisted of $5.0 million collateral for standby letters of credit related to the Company’s office lease facilities, $1.9 million collateral for surety bonds related to the Title segment and $0.3 million statutory deposits required under the California insurance code as of June 30, 2024 and December 31, 2023.

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

The following table summarizes the stated maturities of the Company’s marketable securities and other investments:

	June 30, 2024	December 31, 2023
	(In thousands)
Due within one year	$39,715	$66,620
Due after one year through two years	27,438	39,340
Total marketable securities and other investments	$67,153	$105,960

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

The Company does not have an intent to sell any of these securities prior to maturity and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date. Accordingly, as of June 30, 2024, the Company believes that the unrealized losses are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no impairment charges or allowance for credit losses have been recognized in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, the number of investment positions that are in an unrealized loss position were 21 and 28, respectively. As of June 30, 2024, the Company had no securities that have been in a continuous unrealized loss position for twelve months or greater. As of December 31, 2023, the Company had four securities, with an aggregate fair value of $16.0 million, that have been in a continuous unrealized loss position for twelve months or greater. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

The Company recognized interest income from its investment portfolio of $1.5 million and $3.2 million for the three months ended June 30, 2024 and 2023, respectively and $2.7 million and $6.1 million for the six months ended June 30, 2024 and 2023, respectively. Accrued interest receivable related to marketable securities was $0.3 million and $0.9 million, as of June 30, 2024 and December 31, 2023, respectively, and is presented within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. The Company does not measure an allowance for credit losses on accrued interest receivable and recognizes interest receivable write offs as a reversal of interest income. No accrued interest was written off during the three and six months ended June 30, 2024 and 2023.
5. Intangible Assets
Intangible assets consisted of the following:

	June 30, 2024
	Weighted Average Remaining Amortization	Gross Amount	Accumulated Amortization	Net Book Value
	(In years)	(In thousands)
Intangible assets subject to amortization:
Domain name	7.2	$206	$(107)	$99
Indefinite-lived intangible assets:
Acquired licenses		2,000	—	2,000
Total intangible assets, net		$2,206	$(107)	$2,099

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

Amortization of intangible assets for the three and six months ended June 30, 2024 and 2023 was immaterial.
6. Significant Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Contract assets	$1,059	$1,593
Deferred contract costs	1,025	1,015
Prepaid software	3,557	4,319
Prepaid insurance	487	1,855
Prepaid other	2,697	3,438
Recording fee advances	220	470
Other current assets	1,270	1,879
Total prepaid expenses and other current assets	$10,315	$14,569

Recording fee advances represent amounts advanced on behalf of customers in the Title segment associated with the recording of mortgage documents. These amounts are primarily recouped within 30 days from funds in the escrow accounts the Company administers.
Property and Equipment, Net
Property and equipment, net, consisted of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Computer and software	$6,117	$6,335
Furniture and fixtures	1,794	1,816
Capitalized internal-use software	4,916	63
Leasehold improvements	3,718	4,886
Total property and equipment, gross	16,545	13,100
Accumulated depreciation and amortization	(8,928)	(9,155)
Total property and equipment, net	$7,617	$3,945

Depreciation expense for the three months ended June 30, 2024 and 2023 was $0.5 million and $0.6 million, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 was $1.1 million and $1.3 million, respectively.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Amortization of capitalized internal use software development costs for the three and six months ended June 30, 2024 and 2023 was immaterial.
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

At each reporting date, the Company evaluates the collectability of the notes receivable in accordance with ASC 326, Financial Instruments—Credit Losses. As of June 30, 2024 and December 31, 2023, the Company determined that no credit loss existed for the convertible promissory notes, and no provision for expected credit losses was recognized. The notes receivable are presented within other non-current assets on the unaudited condensed consolidated balance sheets.
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

As of June 30, 2024, the carrying value of this investment was $9.8 million, inclusive of a cumulative upward adjustment of $7.3 million, of which $4.4 million was recognized during the first quarter of 2024 to reflect observable price changes. As of December 31, 2023, the carrying value of this investment was $5.4 million, inclusive of cumulative upward adjustment of $2.9 million.

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

The gain resulting from the adjustment to the carrying value of the non-marketable security is presented within other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive income (loss). There were no impairments for the three and six months ended June 30, 2024. This investment is presented within other non-current assets on the unaudited condensed consolidated balance sheets.
Cloud Computing Arrangements
The Company capitalizes certain implementation costs incurred during the application development stage under cloud computing arrangements that are service contracts. The carrying value of the capitalized costs was $0.2 million as of June 30, 2024, of which $0.1 million is presented within prepaid expenses and other current assets, and $0.1 million is presented within other non-current assets on the condensed consolidated balance sheets. The carrying value of the capitalized costs was $0.1 million as of December 31, 2023, which is presented within prepaid expenses and other current assets. Amortization of

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

capitalized implementation costs is recognized on a straight-line basis over the term of the associated hosting arrangement when it is ready for its intended use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.
Other Current Liabilities
Other current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Accrued expenses	$2,917	$2,644
Accrued interest	—	101
Accrued professional fees	2,144	1,861
Accrued connectivity fees	3,776	3,103
Accrued litigation contingencies	455	1,105
Operating lease liabilities, current portion	4,697	4,379
Other current liabilities	2,394	1,665
Total other current liabilities	$16,383	$14,858
Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Early exercise liability	$6	$362
Payroll tax liabilities	282	347
Other liabilities	1,283	1,519
Total other long-term liabilities	$1,571	$2,228

Title and Escrow Loss Reserve
The Company performs title insurance services and issues title insurance policies as an agent for a third-party title insurance underwriters. The Company may incur a loss if it does not follow the guidelines outlined in the agency agreements. Reserves for estimated future losses on policies issued are established at the time the title insurance revenue is recognized. As of June 30, 2024, title and escrow loss reserves were $1.1 million, of which $0.1 million, is presented within other current liabilities and $1.0 million is presented within other non-current liabilities on the condensed consolidated balance sheets. As of December 31, 2023, title and escrow loss reserves were $1.5 million, of which $0.2 million is presented within other current liabilities and $1.3 million is presented within other non-current liabilities on the condensed consolidated balance sheets.
7. Leases
The Company leases its facilities under non-cancelable operating leases with various expiration dates. Leases may contain escalating payments.

The Company’s total operating lease costs were $1.7 million and $1.6 million for the three months ended June 30, 2024 and 2023, respectively. The Company’s total operating lease costs were $3.4 million and $3.3 million for the six months ended June 30, 2024 and 2023, respectively.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s total operating lease costs included variable costs in the amount of $0.5 million for the three months ended June 30, 2024 and 2023, and $1.1 million and $1.0 million for the six months ended June 30, 2024 and 2023, respectively. Variable lease costs are primarily comprised of maintenance costs and are determined based on the actual costs incurred during the period. Variable lease payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.

As of June 30, 2024 and December 31, 2023, the weighted average remaining operating lease term was 2.9 years and 3.1 years. The weighted average discount rate used to estimate operating lease liabilities for leases that existed as of June 30, 2024 and December 31, 2023 was 8.5% and 8.1%, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $1.3 million and $1.2 million for the three months ended June 30, 2024 and 2023, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $2.6 million and $2.5 million for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, maturities of operating lease liabilities were as follows:

(In thousands)
Remainder of 2024	$2,646
2025	4,415
2026	1,471
2027	1,264
2028	972
Thereafter	524
Total lease payments	11,292
Less: imputed interest	(1,423)
Total operating lease liabilities	$9,869

On July 1, 2024, the Company entered into an agreement to terminate one of its leases, incurring a $1.4 million early termination fee due by July 31, 2024.

As of June 30, 2024, the right-of-use asset and lease liability balances each included $1.0 million that was classified as held-for-sale, which related to the transfer of the Company’s subsidiary in India to a third party. All other balances classified as held-for-sale were immaterial. The transfer was completed on July 1, 2024.
8. Commitments and Contingencies
Contingencies
From time to time and in the normal course of business, the Company may be subject to various legal matters, such as threatened or pending claims or proceedings. The litigation contingencies, if realized, could have a material negative impact on the Company’s financial condition, results of operations, and cash flows. The Company recognizes a provision for litigation losses when a contingent liability is probable and the amount thereof is estimable. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. Amounts accrued for litigation contingencies are based on the Company’s best estimates, assessments of the likelihood of damages, and the advice of counsel and often result from a series of judgments about future events and uncertainties that rely heavily on estimates and assumptions, therefore the actual settlement amounts could differ from the estimated contingency accrual and result in additional charges or reversals in future periods. The Company had a litigation contingency accrual of approximately $0.5 million and $1.1 million as of June 30, 2024 and December 31, 2023, respectively, which is presented within other current liabilities in the unaudited condensed consolidated balance sheets.

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

The Company enters into indemnification provisions under (i) its agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers, and landlords and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2024 or December 31, 2023.

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

Escrow or Trust Funds
The Company administers escrow and trust deposits held at third-party financial institutions representing funds received under real estate contracts, escrowed funds received under escrow agreements, and undisbursed amounts received for settlement of mortgage and home equity loans. These funds are not considered assets of the Company and, therefore, are not included in the accompanying unaudited condensed consolidated balance sheets; however, the Company remains contingently liable for the disposition of these funds on behalf of its customers. Cash held by the Company for these purposes was approximately $3.9 million, net of outstanding checks in transit of $26.7 million as of June 30, 2024, and approximately $3.2 million, net of outstanding checks in transit of $27.8 million as of December 31, 2023.
9. Debt Financing
Debt consisted of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Term Loan - principal	$—	$140,000
Term Loan - exit fee	—	4,500
Less: unamortized debt discounts and issuance costs	—	(6,166)
Total debt	$—	$138,334

On June 30, 2021, in connection with the closing of the acquisition of Title365, the Company entered into a credit agreement, as amended from time to time (the “Credit Agreement”), which provided for a $225.0 million senior secured term loan (the “Term Loan”) and a $25.0 million senior secured revolving credit facility (the “Revolving Facility”). The Revolving Facility included $10.0 million sublimit for the issuance of letters of credit. The Revolving Facility also included a swingline sub-facility (the “Swingline Facility”) that accommodated same-day borrowing of base rate loans. The sublimit for the Swingline Facility was $5.0 million.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Term Loan was fully drawn at closing to provide, in part, the cash consideration paid in connection with the acquisition of Title365. The Term Loan was funded and the cash consideration was transferred on July 1, 2021. The Term Loan maturity date was June 30, 2026, and the full principal amount was due at maturity. No amortization payments were required with respect to the Term Loan.

The borrowings under the Term Loan accrued interest at a floating rate which were, at the Company’s option, either (i) an adjusted Term SOFR rate for a specified interest period plus an applicable margin of 7.50% or (ii) a base rate plus an applicable margin of 6.50%. The Term SOFR rate applicable to the Term Loan was subject to a floor of 1.00%, and the base rate was subject to a floor of 2.00%. The base rate for any day was a fluctuating rate per annum equal to the highest of (i) the federal funds effective rate in effect on such day, plus 0.50%, (ii) the rate of interest for such day as published in the Wall Street Journal as the “prime rate,” and (iii) the adjusted Term SOFR rate for a one-month interest period, plus 1.00%. Interest was payable in arrears for the elected specified interest period.

Under the Revolving Facility, the Company was required to pay a commitment fee of 0.50% per annum of the unused commitments.

The Company was also required to pay letter of credit fees, customary fronting fees, and other customary documentary fees in connection with the issuance of letters of credit.

The Company incurred approximately $5.7 million of debt issuance costs in connection with the Term Loan, which had been deferred, and the remaining unamortized portion of these costs was presented as a reduction of long-term debt on the condensed consolidated balance sheet as of December 31, 2023.

In connection with the Credit Agreement, the Company issued a Series G preferred stock warrant to purchase 598,431 shares of Class A common stock at an exercise price per share of $13.827822 (the “Series G Warrant"). The terms of the warrant agreement for the Series G Warrant provide the holder with an option to net settle if the fair value of Class A common stock is greater than the exercise price. The net shares to be issued in a cashless exercise will be based on the fair value of the Company’s Class A common stock at the time the Series G Warrant is exercised. As of June 30, 2024, the Series G Warrant has not been exercised. The Series G Warrant will expire 10 years from the issue date. The proceeds from the issuance of debt were allocated between the Term Loan and the Series G Warrant based on their relative fair values, resulting in a debt discount of approximately $6.8 million for the amount allocated to the Series G Warrant and accounted for as paid-in capital.

In October 2022, the Company entered into the First Amendment (the “Amendment”) to the Credit Agreement. The Amendment replaced the reference rate from LIBOR to SOFR as a result of the expected cessation of LIBOR and in accordance with the Credit Agreement.

On November 27, 2023, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”), which amended the Credit Agreement to, among other things, (i) terminate the Revolving Facility and (ii) amend the maturity date of the Term Loan to provide for a springing maturity extension to June 30, 2027, in the event that certain conditions were satisfied. These conditions had not been met as of the date of the termination of the Credit Agreement. In connection with the Second Amendment, the Company voluntarily prepaid outstanding Term Loan under the Credit Agreement in an aggregate principal amount of $85.0 million.

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

On April 29, 2024, in connection with the issuance of the Series A Preferred Stock, the Company paid approximately $146.1 million to repay all amounts outstanding and payable under the Credit Agreement, including the exit fee of $4.5 million, and terminated the Credit Agreement.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the quarter ended June 30, 2024, in connection with the full repayment of amounts outstanding and payable under the Credit Agreement and the termination of the Credit Agreement, the Company recognized approximately a $5.5 million loss consisting of the full write-off of unamortized debt issuance costs and debt discounts due to the full extinguishment of the Term Loan. The loss is presented within other income (expense), net in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

Including the impact of the deferred debt issuance costs and the debt discounts resulting from the exit fee and the Series G Warrant, the effective interest rate on the Term Loan was approximately 14.55% as of April 29, 2024. Debt issuance costs, debt discounts, and the Revolving Facility issuance costs were being amortized as interest expense over the term of the Credit Agreement.

As a result of the failure to execute control agreements for all applicable deposit and investment securities accounts in a timely manner, the Company was out of compliance with certain non-financial covenants as well as the minimum liquidity covenant as of December 31, 2023. Subsequent to December 31, 2023, the Company had remedied the failures. As of the date of termination of the Credit Agreement, the Company was in compliance with these covenants.

The fair value of the Term Loan was approximately $136.5 million as of December 31, 2023, and was classified as Level 2 in the fair value hierarchy. The fair value of the Term Loan was measured by applying the income approach, which discounts the future contractual cash flows using a current risk-adjusted rate available to borrowers with similar credit ratings.
10. Redeemable Preferred Stock
On April 29, 2024, the Company entered into the Investment Agreement and issued 150,000 shares of Series A Preferred Stock, for an aggregate purchase price of $150.0 million. The Company incurred $10.1 million of issuance costs. Net proceeds from the transaction in the amount of $139.9 million were used to repay in full the amounts outstanding under the Credit Agreement.

The Series A Preferred Stock has the following rights:

Conversion Rights
Each share of the Series A Preferred Stock is convertible into Class A common stock at the option of the holders thereof at any time at an initial conversion rate of 307.6923 shares of common stock per $1,000 principal amount (equivalent to an initial conversion price of approximately $3.25 per share).

Redemption Rights
The Series A Preferred Stock includes the following redemption provisions:

•At any time following the fifth anniversary of issuance, a majority of the holders of the Series A Preferred Stock have the right to cause the Company to redeem in whole, but not in part the shares of Series A Preferred Stock for cash. The per share amount of such redemption will equal the then-current liquidation preference multiplied by (i) 150% if the redemption occurs on or after the fifth anniversary and prior to the sixth anniversary of the Issuance Date, (ii) 175% if the redemption occurs on or after the sixth anniversary and before the seventh anniversary of the Issuance Date, and (iii) 200% if the redemption occurs on or after the seventh anniversary of the Issuance Date.

•At any time following the seventh anniversary of issuance, the Company may redeem in whole, but not in part all of the Series A Preferred Stock in cash for a per share amount equal to the then-current liquidation preference multiplied by 200%.

•Upon notice of a change of control, holders of Series A Preferred Stock may elect to convert the shares into Class A common stock. If the holder does not elect to convert shares, the Company will be required to redeem the Series A Preferred Stock in cash for a price per share equal to the greater of (i) the amount of cash and the fair market value of any other property that the holder would have received on an as-converted basis at the then-current conversion price and (ii) 200% of the then-current liquidation preference.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Dividend Rights
The holders of the Series A Preferred Stock are entitled to receive any dividends paid and distributions made to the holders of the Class A common stock to the same extent in kind and amount of consideration that would be payable on an as-converted basis as of the same record date and payment date of any dividend paid or distribution made to the holders of the Class A common stock. Dividends do not accrue on the Series A Preferred Stock.

Voting & Consent Rights
The holders of the Series A Preferred Stock are entitled to vote, as a single class, with the holders of the Class A common stock and the holders of any other class or series of capital stock of the Company then entitled to vote with the Class A common stock on all matters submitted to a vote of the holders of Class A common stock (and, if applicable, holders of any other class or series of capital stock of the Company). The Company requires the affirmative approval of the holders of a majority of the Series A Preferred Stock then outstanding, voting as a single class, in connection with certain corporate actions or events of the Company that may have a material effect on the value of the Series A Preferred Stock.

Governance Rights
So long as Haveli, together with the other permitted transferees, beneficially owns at least 33% of the shares of Series A Preferred Stock purchased by Haveli in connection with the Investment Agreement on an as-converted basis, Haveli will have the right to designate a director nominee for election to the Company’s board of directors.

Liquidation Preference
The Series A Preferred Stock has a liquidation preference of $1,000 per share and ranks senior to the Class A common stock with respect to rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. As of June 30, 2024, the Series A Preferred Stock has a liquidation preference of $150.0 million.

The Series A Preferred Stock is not mandatorily redeemable and as such is not required to be classified as a liability. The Series A Preferred Stock is redeemable at the option of the holder starting with the 5-year anniversary of issuance, or redeemable upon notice of change of control. As the redemption of the Series A Preferred Stock is not solely within the Company’s control, it is classified as mezzanine equity in the unaudited condensed consolidated balance sheets.

As of June 30, 2024, the Series A Preferred Stock has a maximum redemption value of $300.0 million. The carrying value of the Series A Preferred Stock is accreted to its maximum redemption value over the seven year term, using the effective interest method. The increases in the redemption amount are recorded with corresponding adjustments against additional paid-in capital, in the absence of retained earnings. For each reporting period, the entire periodic change in the redemption amount is reflected in the computation of net loss per share under the two-class method as being akin to a dividend, by reducing the income (or increasing the loss) attributable to common stockholders.

In connection with the issuance of the Series A Preferred Stock, the Company issued a warrant (the “Warrant”) to Haveli to purchase up to 11,111,112 shares of Class A common stock, at a purchase price of $4.50 per share. The number of shares and exercise price are subject to anti-dilution adjustments for splits, dividends, capital reorganizations, reclassifications and similar transactions. The Warrant is exercisable for a period of 24 months from issuance, subject to the expiration or early termination of the applicable waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended. The Warrant has not been exercised as of June 30, 2024. The net proceeds were allocated to the Series A Preferred Stock and the Warrant based on their relative fair values as of the issuance date, in the amount of $130.8 million and $9.1 million, respectively. The proceeds allocated to Warrant were accounted for as paid-in capital.

The Series A Preferred Stock does not contain any embedded features that are required to be bifurcated.
11. Stockholder’s Equity
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

Preferred Stock
Subject to the protective provisions afforded to the holders of the Series A Preferred Stock, the Company’s board of directors has the authority to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences, and rights of the shares of each series and any of its qualifications, limitations, or restrictions, in each case without further vote or action by the Company’s stockholders. As of June 30, 2024, the Company had 200,000,000 shares authorized and 150,000 shares of preferred stock issued and outstanding.

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

A summary of the stock option activity is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(In thousands)		(In years)	(In thousands)
Balance as of December 31, 2023	19,946	$4.58	5.62	$11,762
Exercised	(472)	$1.51		$584
Canceled and forfeited	(1,266)	$9.70
Balance as of June 30, 2024	18,208	$4.31	5.38	$8,435

Vested and exercisable as of June 30, 2024	16,020	$4.31	5.34	$8,346

No options were granted during the three and six months ended June 30, 2024 and 2023.

The number of options unvested as of June 30, 2024 and December 31, 2023 was 2,188 and 3,172, respectively. The weighted average grant-date fair value of these unvested options was $2.15 and $2.57 per share as of June 30, 2024 and December 31, 2023, respectively.

The total fair value of options vested during the three months ended June 30, 2024 and 2023 was $1.2 million and $2.8 million, respectively. The total fair value of options vested during the six months ended June 30, 2024 and 2023 was $2.6 million and $6.7 million, respectively.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The aggregate intrinsic value of options exercised during the three and six months ended June 30, 2024 was $0.1 million and $0.6 million, respectively. The aggregate intrinsic value of options exercised during the three and six months ended June 30, 2023 was immaterial.

As of June 30, 2024, the total unrecognized stock-based compensation expense for stock options issued under the 2012 Plan and the 2021 Plan was approximately $4.5 million, which is expected to be recognized over a weighted average period of 2.2 years.
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

As of June 30, 2024 and December 31, 2023, 1,841 and 123,611 shares of Class A common stock were subject to repurchase. The cash proceeds received for unvested shares of Class A common stock are presented within other long-term liabilities in the unaudited condensed consolidated balance sheets. As of June 30, 2024, the balance was immaterial and as of December 31, 2023, the balance was $0.4 million.
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted average grant date fair value per share
	(In thousands)
Balance as of December 31, 2023	20,137	$1.30
Granted	5,852	$2.67
Vested	(6,144)	$1.59
Cancelled and forfeited	(1,575)	$1.62
Balance as of June 30, 2024	18,270	$1.62

As of June 30, 2024, there was $27.7 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.3 years. RSUs granted under the 2021 Plan generally vest quarterly over a period of one year from the grant date.

The total fair value of RSUs vested during the three months ended June 30, 2024 and 2023 was $4.8 million and $5.9 million, respectively. The total fair value of RSUs vested during the six months ended June 30, 2024 and 2023 was $9.7 million and $24.4 million, respectively.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Performance Stock Units
In 2023, the Company’s board of directors granted a total of 5,500,000 restricted stock units with performance vesting conditions (“PSUs”) to certain senior executives. The PSUs will vest in four tranches upon continued service and satisfaction of certain market-based performance targets related to the Company’s stock price hurdles. The estimated weighted average grant date fair value of the PSUs was $0.65 per share, which was determined using a Monte Carlo simulation model. The significant assumptions in the Monte Carlo simulation model include the risk-free interest rate, expected volatility of the Company’s stock price, and expected life of the award. The total stock-based compensation expense recognized for PSUs for the three and six months ended June 30, 2024 was $0.5 million and $1.1 million, respectively. The total stock-based compensation expense recognized for PSUs for the three and six months ended June 30, 2023 was $0.1 million. The total unrecognized compensation expense related to PSUs was $1.9 million as of June 30, 2024, which will be recognized over an estimated weighted average remaining period of 1.7 years.
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

The total stock-based compensation expense recognized for this award for the three months ended June 30, 2024 and 2023 was $1.5 million and $4.6 million, respectively. The total stock-based compensation expense recognized for this award for the six months ended June 30, 2024 and 2023 was $2.9 million and $9.4 million, respectively.

The total unrecognized compensation expense related to the award was $11.1 million as of June 30, 2024, which will be recognized over an estimated weighted average remaining period of 3.1 years.
Stock-Based Compensation Expense
The Company’s stock-based compensation expense was as follows:

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Cost of revenue	$123	$264	$277	$752
Research and development(1)	2,567	4,829	5,919	12,960
Sales and marketing	875	1,931	1,853	4,714
General and administrative	3,706	7,340	7,293	12,330
Total	$7,271	$14,364	$15,342	$30,756
____________
(1) Net of $0.5 million and $1.1 million of additions to capitalized internal-use software for the three and six months ended June 30, 2024, respectively, and none for the three and six months ended June 30, 2023.
13. Restructuring
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
In 2024, The Company continued its workforce reduction initiatives with the elimination of certain additional positions (the “January 2024 Plan”). The execution of the January 2024 Plan was substantially complete as of June 30, 2024.
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

The restructuring charges attributable to the workforce reduction plans and executive transaction costs amounted to approximately $0.2 million and $1.2 million for the three and six months ended June 30, 2024, respectively. The restructuring charges attributable to the workforce reduction plans and executive transaction costs amounted to approximately $2.3 million and $15.1 million for the three and six months ended June 30, 2023, respectively.

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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The reconciliation of the restructuring liability balances is as follows:

(In thousands)
Restructuring liability as of December 31, 2022	$1,614
January 2023 Plan charge	14,025
Executive transition costs	1,107
August 2023 Plan charge (excluding accelerated amortization of prepaid cash bonuses)	7,685
Settlements	(24,331)
Restructuring liability as of December 31, 2023	$100
January 2024 Plan charge	1,190
Settlements	(1,290)
Restructuring liability as of June 30, 2024	$—
14. Income Taxes
The provision for income taxes was less than $0.1 million for the three and six months ended June 30, 2024 and 2023. The effective tax rate for the three and six months ended June 30, 2024 and 2023 was (0.2)%. The effective tax rates differ from the federal statutory rate primarily due to a valuation allowance on the Company’s deferred tax assets.

The Company reassessed the ability to realize deferred tax assets by considering the available positive and negative evidence. As of June 30, 2024, the Company concluded that its net deferred tax assets are not more-likely-than-not to be realized and maintained a full valuation allowance against such net deferred tax assets.

As of June 30, 2024, the Company files tax returns in the U.S. federal and various state jurisdictions. Due to the Company’s U.S. net operating loss carryforwards, its income tax returns generally remain subject to examination by federal and most state tax authorities. Beginning in 2022, the Company’s subsidiary in India files income tax returns in India which are subject to examination by local tax authorities. This subsidiary is currently under examination by the tax authorities for the fiscal years ended March 31, 2023 and 2022.
15. Net Loss Per Share
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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,
	2024		2023
	Class A Common	Class B Common	Class A Common	Class B Common
	(In thousands, except per share data)
Numerator:
Net loss attributable to Blend Labs, Inc.	$(18,799)	$(608)	$(39,484)	$(1,747)
Less: accretion of RNCI to redemption value	(1,479)	(48)	(1,525)	(67)
Less: Accretion of Series A Preferred Stock to redemption value	(2,578)	(83)	—	—
Net loss attributable to Blend Labs, Inc common stockholders	$(22,856)	$(739)	$(41,009)	$(1,814)

Denominator:
Weighted average common stock outstanding, basic and diluted	245,135	7,934	233,910	10,352
Net loss per share attributable to Blend Labs, Inc.:
Basic and diluted	$(0.09)	$(0.09)	$(0.18)	$(0.18)

	Six months ended June 30,
	2024		2023
	Class A Common	Class B Common	Class A Common	Class B Common
	(In thousands, except per share data)
Numerator:
Net loss attributable to Blend Labs, Inc.	$(38,683)	$(1,392)	$(102,022)	$(4,626)
Less: accretion of RNCI to redemption value	(2,884)	(104)	(3,490)	(158)
Less: Accretion of Series A Preferred Stock to redemption value	(2,569)	(92)	—	—
Net loss attributable to Blend Labs, Inc common stockholders	$(44,136)	$(1,588)	$(105,512)	$(4,784)

Denominator:
Weighted average common stock outstanding, basic and diluted	243,246	8,754	232,327	10,534
Net loss per share attributable to Blend Labs, Inc.:
Basic and diluted	$(0.18)	$(0.18)	$(0.45)	$(0.45)

The following potential shares of common stock were excluded from the computation of diluted net earnings per share attributable to the Company for the periods presented because including them would have been antidilutive as the Company has reported net loss for each of the periods presented:

	As of June 30,
	2024	2023
	(In thousands)
Outstanding stock options	18,208	22,541
Early exercised options subject to repurchase	2	284
Non-plan Co-Founder and Head of Blend options	26,057	26,057
Unvested restricted stock units	18,270	18,816
Unvested performance stock awards	5,500	1,000
Common stock warrants	11,709	598
Series A redeemable convertible preferred stock	46,154	—
Total antidilutive securities	125,900	69,296

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The following table provides information about each reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Segment revenue:
Software platform	$26,475	$28,115	$48,211	$51,085
Professional services	2,221	2,216	4,325	3,950
Blend Platform segment	28,696	30,331	52,536	55,035
Title segment	11,784	12,484	22,891	25,116
Total revenue	$40,480	$42,815	$75,427	$80,151

Segment gross profit:
Software platform	$20,801	$22,629	$37,362	$39,796
Professional services	(460)	(489)	(979)	(1,561)
Blend Platform segment	20,341	22,140	36,383	38,235
Title segment	1,337	1,353	3,436	1,111
Total gross profit	$21,678	$23,493	$39,819	$39,346

Operating expenses:
Research and development	$12,916	$22,091	$27,099	$48,348
Sales and marketing	9,370	16,128	19,585	33,696
General and administrative	12,524	19,646	26,459	40,327
Restructuring	207	2,349	1,190	15,132
Total operating expenses	35,017	60,214	74,333	137,503
Loss from operations	(13,339)	(36,721)	(34,514)	(98,157)
Interest expense	(1,648)	(7,947)	(6,747)	(15,516)
Other income (expense), net	(4,411)	3,232	1,242	6,114
Loss before income taxes	$(19,398)	$(41,436)	$(40,019)	$(107,559)

17. Subsequent Events
On August 7, 2024, the Company's board of directors authorized the repurchase of up to $25.0 million of the Company’s Class A common stock. Repurchases may be made from time to time through open market repurchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of its Class A common stock, and it may be suspended at any time at the Company’s discretion. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. The share repurchase program has no set expiration date.

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

Industry forecasters expect overall mortgage originations, including refinancing loans, to increase for the full year 2024 despite estimating a decline in mortgage origination activity in the first six months of the year compared to the same period in 2023. As a large portion of our revenue is driven by mortgage and mortgage related transaction volumes, changes in the mortgage origination volumes have had, and are likely to continue to have, material effects on our business.

Preferred Stock Investment and Termination of Credit Agreement
On April 29, 2024, we entered into an Investment Agreement (the “Investment Agreement”) with Haveli Brooks Aggregator, L.P. (“Haveli”) and issued 150,000 shares of the Company’s Series A Convertible Perpetual Preferred Stock, par value $0.00001 per share (the “Series A Preferred Stock”), for an aggregate purchase price of $150.0 million. In connection with the issuance of the Series A Preferred Stock, we issued a warrant (the “Warrant”) to Haveli to purchase up to 11,111,112 shares of Class A common stock, at a purchase price of $4.50 per share of Class A common stock. The Warrant is exercisable for a period of 24 months from issuance.

In connection with the issuance of the Series A Preferred Stock, on April 29, 2024, we paid approximately $146.1 million to repay all amounts outstanding and payable under the Credit Agreement in full, and terminated the Credit Agreement.

Share Repurchase Program
On August 7, 2024, our board of directors authorized the repurchase of up to $25.0 million of our Class A common stock. Repurchases may be made from time to time through open market repurchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of our Class A common stock, and it may be suspended at any time at our discretion. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. The share repurchase program has no set expiration date.
Components of Results of Operations
Revenue
Blend Platform
In our Blend Platform segment, we generate revenue from fees paid by customers to access our software platform and complete the transactions. Fees are assessed based on completed transactions, such as a funded loan, new account opening, closing transaction or API call. Completed transaction fees are determined by the number and type of software platform components that are needed to support each product offering. We do not charge for abandoned or rejected applications, even though they cause us to incur costs related to these applications. Arrangements with our customers do not provide the contractual right to take possession of our software at any point in time. Revenue is recognized when access to our platform is provisioned to our customers or as transactions are completed, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. To a lesser extent, we generate revenue from professional services related to the deployment of our platform, premier support services, and consulting services. We also earn revenue through commissions or service fees when consumers use our Blend Platform integrated marketplaces to select a property and casualty insurance carrier, or real estate agent.

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

Research and Development
Research and development expenses consist primarily of personnel-related expenses, including stock-based compensation expense, associated with our engineering personnel responsible for the design, development, and testing of new products and features, professional and outside services fees, software and hosting costs, and allocated overhead costs. Research and development costs are expensed as incurred, unless they qualify as capitalizable internal-use software development costs.
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

Restructuring
Restructuring charges relate to our workforce reduction plans and are comprised of cash expenditures for compensation and severance payments, executive transition costs, employee benefits, payroll taxes and related facilitation costs. Refer to Note 13, Restructuring, for additional information.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned from our investment portfolio. For the six months ended June 30, 2024, other income (expense), net also includes an adjustment to the carrying value of investment in non-marketable equity securities, a loss on extinguishment of debt, and a loss on transfer of our subsidiary in India.
Interest Expense
Interest expense relates primarily to debt financing used to fund our acquisition of Title365 and includes interest payable under the terms of the Credit Agreement entered into in connection with the closing of the acquisition of Title365 and amortization of debt discounts and debt issuance costs. In connection with the full repayment of the Term Loan and termination of the Credit Agreement, the final interest payment under the Credit Agreement was fully paid in the quarter ended June 30, 2024.
Provision for Income Taxes
Provision for income taxes consists primarily of U.S. state and foreign income taxes. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is not more likely than not that such net deferred tax assets will be realized.

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Revenue
Software platform	$26,475	$28,115	$48,211	$51,085
Professional services	2,221	2,216	4,325	3,950
Title	11,784	12,484	22,891	25,116
Total revenue	40,480	42,815	75,427	80,151
Cost of revenue(1)
Software platform	5,674	5,486	10,849	11,289
Professional services	2,681	2,705	5,304	5,511
Title	10,447	11,131	19,455	24,005
Total cost of revenue	18,802	19,322	35,608	40,805
Gross profit	21,678	23,493	39,819	39,346
Operating expenses:
Research and development(1)	12,916	22,091	27,099	48,348
Sales and marketing(1)	9,370	16,128	19,585	33,696
General and administrative(1)	12,524	19,646	26,459	40,327
Restructuring	207	2,349	1,190	15,132
Total operating expenses	35,017	60,214	74,333	137,503
Loss from operations	(13,339)	(36,721)	(34,514)	(98,157)
Interest expense	(1,648)	(7,947)	(6,747)	(15,516)
Other income (expense), net	(4,411)	3,232	1,242	6,114
Loss before income taxes	(19,398)	(41,436)	(40,019)	(107,559)
Income tax (expense) benefit	(23)	(53)	(65)	(124)
Net loss	$(19,421)	$(41,489)	$(40,084)	$(107,683)

(1)Includes stock-based compensation as follows:	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Cost of revenue	$123	$264	$277	$752
Research and development(2)	2,567	4,829	5,919	12,960
Sales and marketing	875	1,931	1,853	4,714
General and administrative	3,706	7,340	7,293	12,330
Total stock-based compensation	$7,271	$14,364	$15,342	$30,756
____________
(2) Net of $0.5 million and $1.1 million of additions to capitalized internal-use software for the three and six months ended June 30, 2024, respectively, and none for the three and six months ended June 30, 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(as a % of revenue)*
Revenue
Software platform	65%	66%	64%	64%
Professional services	6	5	6	5
Title	29	29	30	31
Total revenue	100	100	100	100
Cost of revenue
Software platform	14	13	14	14
Professional services	6	6	7	7
Title	26	26	26	30
Total cost of revenue	46	45	47	51
Gross margin	54	55	53	49
Operating expenses:
Research and development	32	52	36	60
Sales and marketing	23	38	26	42
General and administrative	31	46	35	50
Restructuring	1	5	2	19
Total operating expenses	87	141	99	172
Loss from operations	(33)	(86)	(46)	(122)
Interest expense	(4)	(19)	(9)	(19)
Other income (expense), net	(11)	8	2	8
Loss before income taxes	(48)	(97)	(53)	(134)
Income tax (expense) benefit	—	—	—	—
Net loss	(48)%	(97)%	(53)%	(134)%
____________
*Certain percentages may not foot due to rounding.

Comparison of the Three Months Ended June 30, 2024 and 2023
Revenue and Cost of Revenue

	Three Months Ended June 30,
	2024		2023		$ Change	% Change
	(In thousands)
Segment revenue:
Blend Platform:
Mortgage Suite	$18,454		$22,271		$(3,817)	(17%)
Consumer Banking Suite	8,021		5,844		2,177	37%
Professional Services	2,221		2,216		5	—%
Total Blend Platform	28,696		30,331		(1,635)	(5%)
Title	11,784		12,484		(700)	(6%)
Total revenue	$40,480		$42,815		$(2,335)	(5%)
Segment cost of revenue:
Blend Platform	$8,355		$8,191		$164	2%
Title	10,447		11,131		(684)	(6%)
Total cost of revenue	$18,802		$19,322		$(520)	(3%)
Segment gross profit and gross margin:
Blend Platform	$20,341	71%	$22,140	73%	$(1,799)	(8%)
Title	1,337	11%	1,353	11%	(16)	(1%)
Total gross profit	$21,678	54%	$23,493	55%	$(1,815)	(8%)
Revenue decreased $2.3 million, or 5%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, driven by a decrease in Title segment revenue of $0.7 million, or 6%, primarily due to the lower volume of title orders, and a decrease in Blend Platform revenue of $1.6 million, or 5%. Within Blend Platform revenue, Mortgage Suite revenue decreased $3.8 million, or 17%, primarily due to lower volume of mortgage banking transactions with our customers, Consumer Banking Suite revenue increased $2.2 million, or 37%, primarily due to the increase from new deployments and incremental platform fees, as well as the increase in close and home equity transactions.

Cost of revenue decreased $0.5 million, or 3%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, driven by a decrease of $0.7 million, or 6% within the Title segment, primarily due to the lower volume of title orders, and offset by an increase in Blend Platform cost of revenue of $0.2 million, or 2%.

Gross profit decreased $1.8 million, or 8% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Gross margin was 54% for the three months ended June 30, 2024 compared to 55% for the three months ended June 30, 2023. Within Blend Platform segment, gross profit decreased by $1.8 million, while gross margin decreased to 71% in the three months ended June 30, 2024, as compared to 73% in the three months ended June 30, 2023, primarily due to lower Blend Platform revenue. Within the Title segment, gross profit and gross margin were consistent period over period.

Operating Expenses

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$12,916	$22,091	$(9,175)	(42%)
Sales and marketing	9,370	16,128	(6,758)	(42%)
General and administrative	12,524	19,646	(7,122)	(36%)
Restructuring	207	2,349	(2,142)	(91%)
Total operating expenses	$35,017	$60,214	$(25,197)	(42%)
Research and Development
Research and development expenses decreased $9.2 million, or 42%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily due to a $4.9 million decrease in personnel related expenses and a $1.8 million decrease in stock-based compensation expense attributable to a decrease in headcount, in each case, related to our restructuring actions, a $2.3 million decrease due to the capitalization of internal-use software development costs and a $0.5 million decrease in software and hosting costs.
Sales and Marketing
Sales and marketing expenses decreased $6.8 million, or 42%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily due to a $3.9 million decrease in personnel related expenses and a $1.1 million decrease in stock-based compensation expense attributable to a decrease in headcount, in each case, related to our restructuring actions, a $0.9 million decrease in commissions, a $0.4 million decrease in advertising and promotion expenses, and a $0.4 million decrease in software and hosting costs.
General and Administrative
General and administrative expenses decreased $7.1 million, or 36%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was due to a $3.6 million decrease in stock-based compensation expense, primarily attributable to vesting of the second tranche of Head of Blend options in 2023 and a decrease in headcount related to our restructuring actions, which was also a driver of a $1.2 million decrease in personnel related expenses, a $0.6 million decrease in professional and outside services costs, a $0.6 million decrease in insurance expenses, and a $0.6 million decrease in software and hosting costs.
Restructuring
Restructuring expenses decreased $2.1 million, or 91%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to the execution of the January 2023 workforce reduction plan, which was larger than the January 2024 workforce reduction plan. The restructuring charges included cash expenditures for compensation and severance payments, executive transition costs, employee benefits, payroll taxes and related facilitation costs.

Interest Expense

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(In thousands)
Interest expense	$(1,648)	$(7,947)	$6,299	(79%)
Interest expense decreased $6.3 million, or 79%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to the optional prepayment of the outstanding Term Loan under the Credit Agreement in an aggregate principal amount of $85.0 million on November 27, 2024 and repayment of all remaining amounts outstanding and payable under the Credit Agreement in an aggregate amount of $146.1 million on April 29, 2024. The borrowings under the Credit Agreement accrued interest at a floating rate which could be, at our option, either (i) an adjusted Term SOFR rate for a specified interest period plus an applicable margin of 7.50% or (ii) a base rate plus an applicable margin of 6.50%. The effective interest rate on our Term Loan was approximately 14.55% as of April 29, 2024, the date of its termination.
Other Income (Expense), net

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(In thousands)
Other income (expense), net	$(4,411)	$3,232	$(7,643)	(236%)
Other income (expense), net decreased $7.6 million, or 236%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily due to a $5.5 million loss on extinguishment of debt recognized in the three months ended June 30, 2024, a $1.6 million decrease in interest income on our investment portfolio due to a smaller invested cash balance in the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, and a $0.6 million loss on transfer of our subsidiary in India.
Income Tax Expense

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(In thousands)
Income tax expense	$(23)	$(53)	$30	(57%)
The decrease in income tax expense for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was immaterial.

Comparison of the Six Months Ended June 30, 2024 and 2023
Revenue and Cost of Revenue

	Six Months Ended June 30,
	2024		2023		$ Change	% Change
	(In thousands)
Segment revenue:
Blend Platform:
Mortgage Suite	$33,532		$40,066		$(6,534)	(16%)
Consumer Banking Suite	14,679		11,019		3,660	33%
Professional Services	4,325		3,950		375	9%
Total Blend Platform	52,536		55,035		(2,499)	(5%)
Title	22,891		25,116		(2,225)	(9%)
Total revenue	$75,427		$80,151		$(4,724)	(6%)
Segment cost of revenue:
Blend Platform	$16,153		$16,800		$(647)	(4%)
Title	19,455		24,005		(4,550)	(19%)
Total cost of revenue	$35,608		$40,805		$(5,197)	(13%)
Segment gross profit and gross margin:
Blend Platform	$36,383	69%	$38,235	69%	$(1,852)	(5%)
Title	3,436	15%	1,111	4%	2,325	209%
Total gross profit	$39,819	53%	$39,346	49%	$473	1%
Revenue decreased $4.7 million, or 6%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, driven by a decrease in Title segment revenue of $2.2 million, or 9%, primarily due to the lower volume of title orders, and a decrease in Blend Platform revenue of $2.5 million, or 5%. Within Blend Platform revenue, Mortgage Suite revenue decreased $6.5 million, or 16%, primarily due to the lower volume of mortgage banking transactions with our customers, Consumer Banking Suite revenue increased $3.7 million, or 33%, primarily due to the increase from new deployments and incremental platform fees, as well as the increase in close and home equity transactions, and Professional Services revenue increased by $0.4 million, or 9%, primarily due to an increase in professional services associated with the support of our platform.

Cost of revenue decreased $5.2 million, or 13%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, driven by a decrease of $4.6 million, or 19% within the Title segment, primarily due to a decrease in personnel related expenses, attributable to a decrease in headcount related to our restructuring actions, as well as the lower volume of title orders, and a decrease in Blend Platform cost of revenue of $0.6 million, or 4%, primarily due to the lower volume of mortgage banking transactions.

Gross profit increased $0.5 million, or 1% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Gross margin was 53% for the six months ended June 30, 2024 compared to 49% for the six months ended June 30, 2023. Within Blend Platform segment, gross profit decreased by $1.9 million, while gross margin was 69% in the six months ended June 30, 2024 and 2023. The decrease in gross profit was primarily due to lower Blend Platform revenue. Within the Title segment, gross profit increased by $2.3 million while gross margin increased to 15% in the six months ended June 30, 2024 as compared to 4% in the six months ended June 30, 2023 due to operating efficiencies and ongoing cost optimizations.

Operating Expenses

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$27,099	$48,348	$(21,249)	(44%)
Sales and marketing	19,585	33,696	(14,111)	(42%)
General and administrative	26,459	40,327	(13,868)	(34%)
Restructuring	1,190	15,132	(13,942)	(92%)
Total operating expenses	$74,333	$137,503	$(63,170)	(46%)
Research and Development
Research and development expenses decreased $21.2 million, or 44%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to a $9.6 million decrease in personnel related expenses and a $5.9 million decrease in stock-based compensation expense attributable to a decrease in headcount, in each case, related to our restructuring actions, a $4.8 million decrease due to the capitalization of internal-use software development costs and a $1.0 million decrease in software and hosting costs.
Sales and Marketing
Sales and marketing expenses decreased $14.1 million, or 42%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to a $7.5 million decrease in personnel related expenses, and a $2.9 million decrease in stock-based compensation expense attributable to a decrease in headcount, in each case, related to our restructuring actions, a $1.3 million decrease in commissions, a $1.1 million decrease in advertising and promotion expenses, a $0.7 million decrease in software and hosting costs and a $0.5 million decrease in trade shows and conference costs.
General and Administrative
General and administrative expenses decreased $13.9 million, or 34%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was due to a $5.0 million decrease in stock-based compensation expense, primarily attributable to vesting of the second tranche of Head of Blend options in 2023 and a decrease in headcount related to our restructuring actions, which was also a driver of a $4.2 million decrease in personnel related expenses, a $1.5 million decrease in professional and outside services costs, a $1.3 million decrease in insurance expenses, and a $1.2 million decrease in software and hosting costs.
Restructuring
Restructuring expenses decreased $13.9 million, or 92%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to the execution of the January 2023 workforce reduction plan, which was larger than the January 2024 workforce reduction plan. The restructuring charges included cash expenditures for compensation and severance payments, executive transition costs, employee benefits, payroll taxes and related facilitation costs.

Interest Expense

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(In thousands)
Interest expense	$(6,747)	$(15,516)	$8,769	(57%)
Interest expense decreased $8.8 million, or 57%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to the optional prepayment of the outstanding Term Loan under the Credit Agreement in an aggregate principal amount of $85.0 million on November 27, 2024 and repayment of all remaining amounts outstanding and payable under the Credit Agreement in an aggregate amount of $146.1 million on April 29, 2024. The borrowings under the Credit Agreement accrued interest at a floating rate which could be, at our option, either (i) an adjusted Term SOFR rate for a specified interest period plus an applicable margin of 7.50% or (ii) a base rate plus an applicable margin of 6.50%. The effective interest rate on our Term Loan was approximately 14.55% as of April 29, 2024, the date of its termination.
Other Income (Expense), net

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(In thousands)
Other income (expense), net	$1,242	$6,114	$(4,872)	(80%)
Other income (expense), net decreased $4.9 million, or 80%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to the $5.5 million loss on extinguishment of debt recognized in the six months ended June 30, 2024, a $3.3 million decrease in interest income on our investment portfolio due to a smaller invested cash balance in the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, and a $0.6 million loss on transfer of our subsidiary in India, offset by the $4.4 million gain on investment on non-marketable equity securities recognized in the six months ended June 30, 2024 due to an observable price change.
Income Tax Expense

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(In thousands)
Income tax expense	$(65)	$(124)	$59	(48%)
The decrease in income tax expense for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was immaterial.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through proceeds from the issuance of our stock and warrants and cash generated from the sale of our product offerings, as well as debt financing. As of June 30, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $112.6 million. Cash and cash equivalents are comprised of bank deposits and money market funds. Marketable securities are comprised of U.S. treasury and agency securities, commercial paper, and corporate debt securities. Most of our cash and cash equivalents are held in the United States.

We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $1,381.7 million as of June 30, 2024. We expect to continue to incur operating losses for the foreseeable future due to the investments that we intend to make in our business and the pressures on revenue growth due to the current macroeconomic environment and, as a result, we may require additional capital resources to grow our business.

Preferred Stock Investment
On April 29, 2024, we entered into the Investment Agreement with Haveli and issued 150,000 shares of the Company’s Series A Preferred Stock for an aggregate purchase price of $150.0 million. In connection with the issuance of the Series A Preferred Stock, we issued the Warrant to Haveli to purchase up to 11,111,112 shares of Class A common stock, at a purchase price of $4.50 per share of Class A common stock. The Warrant is exercisable for a period of 24 months from issuance.

Credit Agreement
In connection with our acquisition of Title365, on June 30, 2021, we entered into a credit agreement (as amended from time to time, the “Credit Agreement”) that provided for a $225.0 million term facility and a $25.0 million revolving facility. The term facility was funded on July 1, 2021 and was fully drawn upon to provide, in part, the acquisition consideration being paid in connection with the purchase of a 90.1% interest in Title365. On November 27, 2023, we entered into the Second Amendment to the Credit Agreement (the “Second Amendment”), which, among other things, terminated the revolving facility and amended the maturity date of the term facility to provide for a springing maturity extension to June 30, 2027, in the event that certain conditions are satisfied. These conditions were not met as of the termination date of the Credit Agreement. In connection with the Second Amendment, we opted to prepay the outstanding term facility under the Credit Agreement in an aggregate principal amount of $85.0 million. In connection with the issuance of the Series A Preferred Stock, on April 29, 2024, we paid approximately $146.1 million to repay all amounts outstanding and payable under the Credit Agreement in full, and terminated the Credit Agreement.
Material Cash Requirements
After the termination of the Credit Agreement, our material cash requirements arising from known contractual and other obligations primarily relate to lease obligations for our office locations and purchase commitments. Other than the termination of one of our leases and the transfer of lease obligations in connection with the transfer of our subsidiary in India to a third-party described in Note 7, Leases, there have been no significant changes in our material cash requirements from the contractual obligations described in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Net cash used in operating activities	$(10,534)	$(81,043)
Net cash provided by investing activities	35,537	2,278
Net cash used in financing activities	(10,507)	(3,510)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(5)	13
Net increase (decrease) in cash, cash equivalents, and restricted cash	$14,491	$(82,262)
Cash Used in Operating Activities
Our largest source of operating cash is cash collections from our customers, and our primary uses of cash in operations are for employee-related expenditures, sales and marketing expenses, and third-party hosting costs.

Net cash used in operating activities for the six months ended June 30, 2024 and 2023 was $10.5 million and $81.0 million, respectively. The decrease in cash used in operations reflects our net loss adjusted for noncash items, such as charges associated with stock-based compensation, depreciation and amortization, gain on investment in equity securities, amortization of deferred contract costs, amortization of operating lease right-of-use assets, and amortization of debt discount and issuance costs on our long-term debt, loss on debt extinguishment, and changes in operating assets and liabilities. Fluctuations in operating assets and liabilities are affected primarily by changes in trade and other receivables, prepaid expenses and other current assets, accrued compensation, deferred revenue, accounts payable and other liabilities.

Cash Provided by Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2024 was $35.5 million, which was primarily due to sales of marketable securities of $100.3 million and maturities of marketable securities of $15.6 million, offset by $76.5 million used in the purchase of marketable securities and $3.8 million in additions of property and equipment, primarily related to capitalized internal-use software development costs.

Net cash provided by investing activities during the six months ended June 30, 2023 was $2.3 million, which was primarily due to the maturities of marketable securities of $197.7 million, offset by purchases of $195.0 million of marketable securities and $0.5 million in purchases of property and equipment.

Cash Used in Financing Activities
Net cash used in financing activities for the six months ended June 30, 2024 was $10.5 million, primarily consisting of $144.5 million repayment of long-term debt, $9.1 million payment of issuance costs related to the Series A Preferred Stock and the Warrant, payment of taxes related to net share settlement of equity awards of $7.0 million, offset by $149.4 million proceeds from the issuance of Series A Preferred Stock and the Warrant, and proceeds from the exercises of stock options of $0.7 million.

Net cash used in financing activities for the six months ended June 30, 2023 was $3.5 million, primarily consisting of payment of taxes related to net share settlement of equity awards.

Contingent Obligations
We administer escrow and trust deposits held at third-party financial institutions representing funds received under real estate contracts, escrowed funds received under escrow agreements, and/or undisbursed amounts received for settlement of mortgage and home equity loans. Cash held for these purposes was approximately $3.9 million, net of outstanding checks in transit of $26.7 million as of June 30, 2024. These funds are not considered assets of ours and, therefore, are not included in our unaudited condensed consolidated balance sheet; however, we are contingently liable for the disposition of these funds on behalf of consumers.

As of June 30, 2024, we did not have any other relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $45.5 million and marketable securities and other investments of $67.2 million as of June 30, 2024, which consisted of bank deposits, money market funds, U.S. treasury and agency securities and commercial paper. The cash and cash equivalents are held primarily for working capital purposes. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points change in interest rates during any of the periods presented would not have had a material impact on our investments. On April 29, 2024, we repaid in full all amounts outstanding and payable under the Term Loan.
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
Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective as of June 30, 2024.

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
•The holders of our Series A Preferred Stock will be entitled to vote on an as-converted to Class A common stock basis and have rights to approve certain actions. Additionally, Haveli may exercise influence over us through its ability to designate a member of our board of directors;
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
The mortgage market is heavily influenced by government policies and overall economic conditions. The real estate environment, including interest rates and the general economic environment, typically impacts demand for mortgage and mortgage-related products. Increases in interest rates due to efforts by the Federal Reserve to manage rising inflation, combined with ongoing supply constraints, resulted in a decline in mortgage origination activity in 2022 and a further decline in 2023. Due to the continued uncertainty around if and when the Federal Reserve may cut interest rates, forecasters differ on the magnitude and timing of activity during the remainder of the year. As a large portion of our revenue is driven by mortgage and mortgage-related transaction volumes, changes in mortgage origination volumes have had, and are likely to continue to have, material effects on our business. The number of mortgage loans and refinances has been and may continue to be affected by negative trends in the general economy in the United States and abroad, including conditions resulting from changes in gross domestic product, financial and credit market fluctuations, the potential recessionary environment and macroeconomic uncertainty, increased interest rates, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, increased unemployment, political turmoil, pandemics, natural catastrophes, warfare, such as the current war in Ukraine and the potential effects of sanctions, the current conflict in Israel, and terrorist attacks on the United States, Europe, the Middle East region, the Asia Pacific region or elsewhere, and any such decrease in mortgage origination volumes is likely to have an adverse impact on our business.
Increases in market interest rates have, and will likely continue to, adversely affect our business, financial condition, and results of operations.
Increasing interest rates have adversely impacted the spending levels of consumers and their ability and willingness to borrow money. In most cases, higher interest rates have led to higher loan rates charged to consumers, which has adversely affected the ability of our customers to generate volume and in turn, the number of transactions enabled through our platform and thus our ability to generate revenue from such transactions. The Federal Reserve raised the federal funds rate by an aggregate of 525 basis points since the beginning of 2022. As a result of such interest rate increases, consumers and financial services firms have been less inclined to borrow money for mortgages, and to refinance existing mortgages, which has resulted in less engagement with our platform and/or our services. We have experienced, and may continue to experience, a reduction in the volume of transactions enabled through our platform and the value of title orders processed. In addition, while we have cut expenses to align our business to the operating environment, revenue generated from such transactions may decline faster than our ability to reduce expenses, and such declines have and may continue to adversely affect our business, financial condition, and results of operations.
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
We offer our digital lending platform and products to financial institutions through software-as-a-service agreements where fees are assessed for each completed transaction, such as a funded loan, new account opening, closing transaction or API call. For those products that involve a loan or deposit account application we do not charge for abandoned applications or rejected applications, even though they cause us to incur costs. Our customers have the ability to access our platform, including Blend Builder Platform, our configurable platform, under (a) subscription arrangements, in which customers commit to a minimum number of completed transactions at specified prices over the contract term, (b) under usage-based arrangements, in which customers pay in arrears a variable amount for completed transactions at a specified price, (c) a fixed price platform fee, allowing the use of multiple products and services, including those on Blend Builder Platform, or (d) consumption arrangements, in which customers commit to a certain amount of consumption at specified prices and prepay a fixed amount in advance of their consumption. We may earn additional overage fees if the number of completed transactions exceeds contractual minimums for customers who elect to enter into subscription or consumption agreements in which a minimum number of transactions are completed at specified prices. Additionally, other than our usage-based agreements pursuant to which customers pay for a variable amount of completed transactions, our subscription and consumption agreements are generally non-cancellable during the contract term. Our usage-based arrangements generally can be terminated at any time by the customer. We recognize revenue ratably for our subscription arrangements because the customer receives and consumes the benefits of our platform throughout the contract period. We recognize fees for usage-based and consumption arrangements as the completed transactions are processed using our platform.

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
•difficulty in accurately forecasting and accounting for the financial impact of an acquisition transaction, including accounting charges, write-offs of deferred revenue under purchase accounting, and integrating and reporting results for acquired companies that have not historically followed U.S. generally accepted accounting principles;
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
We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, receive, use, transmit, store, and otherwise process large amounts of sensitive information, including personal information, credit information, and other sensitive and confidential information of consumers. It is critical that we do so in a manner designed to maintain the confidentiality, integrity, and availability of such sensitive information. Additionally, in the ordinary course of our business, we collect, store, transmit, and otherwise process large amounts of confidential business information, including intellectual property, proprietary corporate and business information, and other confidential information. We also have arrangements in place with certain of our partners, vendors, and other service providers that require us to share certain information we maintain and otherwise process, including consumer information, with them. Certain elements of our operations (including elements of our information technology infrastructure) rely on third parties, and as a result, we use numerous third-party service providers that may have access to our computer networks and sensitive or confidential information. In addition, many of those third parties may subcontract or outsource some of their responsibilities to other third parties. Our information technology systems, including the functions of third parties that are involved with or have access to those systems, are large and complex, with many points of entry and access. Our systems and those of our third-party service providers are potentially vulnerable to and may be subject to unintentional, inadvertent, or malicious, internal and external cyberattacks and other means of compromising the security, integrity, or availability of systems and data, including hacking, intrusions, malware, ransomware and other malicious code, social engineering attacks, phishing and spearphishing attempts, fraudulent inducement, electronic fraud (including attempts to misrepresent personal or financial or information to obtain loans or other financial products), wire fraud attempts to overload our servers with distributed denial-of-service attacks, employee theft, error, or malfeasance, unauthorized access by third parties (including foreign governments or state actors with significant financial and technological resources) or internal actors, or other attacks, and other types of disruptions, exposure, and security breaches and incidents. Any vulnerabilities can be exploited from inadvertent or intentional actions of our employees, partners, vendors, service providers, customers, or by malicious third parties. While we take steps to ensure any such vulnerabilities are patched in our systems, but we cannot guarantee that all vulnerabilities have been patched in every system upon which we are dependent or that additional vulnerabilities of other software upon which we rely will not be discovered. Additionally, to the extent manual processes are involved in the handling of sensitive information, such sensitive information could be inadvertently misdirected despite our training and quality assurance precautions. While we have taken steps to protect the sensitive and confidential information that we have access to and have implemented multiple overlapping controls to reduce risk of a single control failure, our security measures or those of our partners, vendors, or other service providers could be breached or we could suffer data loss, unavailability, corruption, or unauthorized use or other processing, or unauthorized access to or other compromises of our platform or the systems or networks used in our business.

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
We have incorporated and may continue to incorporate additional AI technology into our platform and otherwise within our business, and AI technology may become more important to our operations or to our future growth over time. We expect to rely on AI to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI technology or at all. Some of our customers, especially those in highly regulated industries, may be reluctant or unwilling to adopt products using AI technology. Accordingly, adoption of AI features in our products and marketing could reduce or delay customer adoption. We may also fail to properly implement or market our use of AI technology. Our competitors or other third parties may incorporate AI technology into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.

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

The legal, regulatory, and policy environments around AI technology are also evolving rapidly, and we may become subject to new and evolving legal and other obligations. For example, in the European Union, the European Council and Parliament reached political agreement in December 2023 on the Artificial Intelligence Act (“AI Act”), which the European Parliament approved on March 13, 2024. The AI Act will impose substantial obligations related to the sale and use of AI-related systems. These and other developments may require us to make significant changes to our use of AI technology, including by limiting or restricting our use of AI technology, and which may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources, the use of AI technology also presents emerging ethical issues that could harm our reputation and business if our use of AI technology becomes controversial.
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
Certain of the metrics that we present, including herein are calculated using internal company data that has not been independently verified, data from third-party attribution partners, or unaudited financial information of companies that we have acquired or partnered with. While these metrics and figures are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring these metrics and figures across our client base and user base. Additionally, certain figures relating to our strategic acquisitions and partnerships are based on unaudited financial information that has been prepared by the management of such companies and has not been independently reviewed or audited. We cannot assure you that such financial information would not be materially different if such information was independently reviewed or audited. We regularly review and have in the past, and may in the future, adjust our processes for calculating our metrics and other figures to improve their accuracy, but these efforts may not prove successful and we may discover material inaccuracies. In addition, our methodology for calculating these metrics may differ from the methodology used by other companies to calculate similar metrics and figures. We may also discover unexpected errors in the data that we are using that resulted from technical or other errors, or we may determine that third party date we relied upon is not accurate or does not accurately reflect our business. If we determine that any of our metrics or figures are not accurate, we may be required to revise or cease reporting such metrics or figures. Any real or perceived inaccuracies in our metrics and other figures could adversely affect our reputation and our business.
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
We have certain operations outside of the United States and we are considering expanding our presence internationally. In addition, in connection with our acquisition of Title365, we acquired Title365’s India operations. Operating outside of the United States requires significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering, and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:
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

In addition, a number of participants in the consumer financial and real estate settlement services industries have been the subject of putative class action lawsuits, state attorney general actions, other state regulatory actions, and federal regulatory enforcement actions, including actions relating to alleged unfair, deceptive, or abusive acts or practices, violations of state licensing and disclosure laws and actions alleging discrimination on the basis of race, ethnicity, gender, or other prohibited bases. The current regulatory environment, increased regulatory compliance efforts, and enhanced regulatory enforcement have resulted in us undertaking significant time-consuming and expensive operational and compliance efforts, which may delay or preclude our ability to provide certain new products and services to our customers and/or delay adoption of new products and services by our customers. Additionally, recent rulings from the Supreme Court, including to overrule their decision in Chevron v. Natural Resources Defense Council, have caused additional uncertainty regarding federal administrative authority. There is no assurance that these regulatory matters or other factors will not, in the future, affect how we conduct our business and, in turn, have an adverse effect on our business, financial condition, and results of operations. In particular, legal proceedings brought under state consumer protection statutes or under several of the various federal consumer financial services statutes may result in a separate fine assessed for each statutory and regulatory violation or substantial damages from class action lawsuits, potentially in excess of the amounts we earned from the underlying activities.

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

The CCPA went into effect on January 1, 2020, and, among other things, requires new disclosures to California consumers and affords such consumers new data privacy rights. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties of up to $7,500 per violation. The CCPA also provides a private right of action for certain data breaches that may increase data breach litigation. Additionally, the CPRA was approved by California voters in November 2020, and significantly modifies the CCPA, including expanding California consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. The CPRA created obligations relating to consumer data beginning on January 1, 2022 and it became effective on January 1, 2023. Numerous states have proposed, and in certain cases enacted, legislation addressing privacy and data security that in many cases are similar to the CCPA and CPRA. For example, Connecticut, Virginia, Colorado, and Utah have enacted legislation similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that took effect on July 1, 2024; Delaware, New Jersey, Tennessee, and Iowa have enacted similar legislation that will take effect in 2025; and Indiana has enacted similar legislation that will take effect in 2026. The California Age-Appropriate Design Code Act (“CAADCA”), which expands the CPRA for businesses with websites that are likely to be accessed by children, was signed into law on September 15, 2022 and went into effect on July 1, 2024. The New York governor signed a bill into law in June 2024 that, upon becoming effective on June 20, 2025, would, among other things, prohibit covered “operators” from collecting, using, sharing, and selling personal data of individuals under 18 years of age unless it is strictly necessary, as specified in such legislation, or where informed consent is obtained in accordance with specified requirements. This includes, in the case of individuals under 13 years of age, obtaining parental consent in a manner compliant with the Children’s Online Privacy Protection Act (“COPPA”).

The CCPA, CPRA, CAADCA, COPPA, other new and evolving state legislation, and other changes in laws or regulations relating to privacy, data protection, and information security, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of laws or regulations, that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer, or disclosure, could add additional complexity and variations in requirements, restrictions, and legal risks, greatly increase the cost of providing our platform, require significant changes to our operations and additional investment of resources, impact strategies and the availability of previously useful data for processing, or prevent us from providing our platform in jurisdictions in which we currently operate and in which we may operate in the future. Certain other state laws impose similar privacy, data protection, and information security obligations and we also expect that more states may enact new legislation to provide consumers with new privacy rights and increase the privacy, data protection, and information security obligations of entities handling certain personal information of such consumers. In addition, some jurisdictions, such as New York, Massachusetts, and Nevada have enacted more generalized information security laws that apply to certain data that we process. The U.S. federal government also has proposed legislation relating to privacy and data security. We cannot yet fully determine the impact these or future laws, rules, regulations, and industry standards may have on our business or operations. Any such laws, rules, regulations, and industry standards may be inconsistent, subject to differing interpretations, or may conflict, or be alleged to conflict, with our current or future practices. Additionally, our customers may be subject to differing privacy laws, rules, and legislation, or self-regulatory principles, codes, or other obligations, which may cause them to require us to be bound by varying contractual requirements, including certain requirements applicable to other jurisdictions. Adherence to such contractual requirements may impact our collection, use, storage, sharing, disclosure, and processing of various types of information and may mean we become bound by, or voluntarily comply with, self-regulatory or other industry standards, or other actual or asserted obligations, relating to these matters that may further change as laws, rules, and regulations evolve. Complying with these requirements and other actual or asserted obligations, and changing our policies and practices may be onerous and costly, and we may not be able to respond quickly or effectively to regulatory, legislative and other developments. These changes may in turn impair our ability to offer our existing or planned products and services and/or increase our cost of doing business.

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

Although state insurance regulators have primary responsibility for administering and enforcing insurance regulations in the United States, such laws and regulations are further administered and enforced by a number of additional governmental authorities, each of which exercises a degree of interpretive latitude, including state securities administrators, state attorneys general as well as federal agencies including the Federal Reserve, the Federal Insurance Office and the U.S. Department of Justice. Consequently, compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight.

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

Risks Related to Our Title365 Business
Our exposure to regulation and residential real estate transaction activity may be greater in Texas, California and Florida, where we source a significant proportion of our premiums.
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
We rely on a wide variety of data sources to provide our services and products, including data collected from applicants and borrowers, credit bureaus, payroll providers, data aggregators, and unaffiliated third parties. If we are unable to access and use data collected from or on behalf of applicants and borrowers, or other third-party data, or our access to such data is limited, our ability to provide our services and enable our customers to verify applicant data would be compromised. Any of the foregoing could negatively impact the consumer experience of our platform, the volume of loans enabled through our platform, the delivery of certain services, including closing services like title and settlement services, and the degree of automation in our application process and on our platform.

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

We have registered the term “Blend” in the United States, Canada, the United Kingdom, and the European Union, and as of June 30, 2024, we had pending trademark applications in the United States. We have also registered the term “Title365” in the United States. Additionally, we have registered domain names that we use in, or are related to, our business, most importantly blend.com and title365.com. Competitors have and may continue to adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. As of June 30, 2024, we had one issued patent in the United States. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Further, we may not timely or successfully apply for a patent or register our trademarks or otherwise secure our intellectual property. Our efforts to protect, maintain, or enforce our proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could adversely affect our business, financial condition, and results of operations.
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
Our Class A common stock has one vote per share, our Class B common stock has 40 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of December 31, 2023, Nima Ghamsari, Head of Blend, Co-Founder, and Chair of our board of directors, beneficially owns all of the issued and outstanding shares of our Class B common stock. As of June 30, 2024, the shares beneficially owned by Mr. Ghamsari represented approximately 42% of the total voting power of our outstanding capital stock, which voting power may increase over time as Mr. Ghamsari exercises equity awards and exchanges them for our Class B common stock under the Equity Exchange Agreement. If all such equity awards held by Mr. Ghamsari (including the Co-Founder and Head of Blend Long-Term Performance Award) had been exercised for cash as of June 30, 2024, Mr. Ghamsari would hold approximately 83% of the voting power of our outstanding capital stock. As a result, for the foreseeable future, Mr. Ghamsari will be able to significantly influence matters requiring approval by our stockholders, including the election of members of our board of directors, the adoption of amendments to our Amended and Restated Certificate of Incorporation and amended and restated bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Mr. Ghamsari may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interest. The concentration of control will limit or preclude your ability to influence corporate matters for the foreseeable future and could have the effect of delaying, preventing, or deterring a change in control of our company, could deprive you and other holders of Class A common stock of an opportunity to receive a premium for your Class A common stock as part of a sale of our company and could negatively affect the market price of our Class A common stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

Because of the 40-to-one voting ratio between our Class B and Class A common stock, even if Mr. Ghamsari transfers or sells a significant number of shares of Class A common stock, he will continue to control a significant portion of the voting power of our capital stock based on his current ownership. Transfers by Mr. Ghamsari and his affiliates of Class B common stock generally result in those shares converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon (i) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the first date following the completion of our initial public offering (“IPO”), on which the number of shares of our capital stock, including Class A common stock, Class B common stock, and Class C common stock, and any shares of capital stock underlying equity securities or other convertible instruments, held by Mr. Ghamsari and his affiliates is less than 35% of the number of shares of Class B common stock held by Mr. Ghamsari and his affiliates as of immediately following the completion of our IPO, which we sometimes refer to herein as the 35% Ownership Threshold; (ii) 12 months after the death or total disability of Mr. Ghamsari, during which 12-month period the shares of our Class B common stock shall be voted as directed by a person designated by Mr. Ghamsari and approved by our board of directors (or if there is no such person, then our secretary then in office); (iii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date on which Mr. Ghamsari is terminated for cause (as defined in our Amended and Restated Certificate of Incorporation); (iv) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date upon which (A) Mr. Ghamsari is no longer providing services to us as an officer or employee and (B) Mr. Ghamsari is no longer a member of our board of directors, either as a result of Mr. Ghamsari’s voluntary resignation or as a result of a request or agreement by Mr. Ghamsari at a meeting of our stockholders for Mr. Ghamsari not to be renominated as a member of our board of directors; or (v) the 50-year anniversary of the completion of our IPO. We refer to the date on which such final conversion of all outstanding shares of Class B common stock pursuant to the terms of our Amended and Restated Certificate of Incorporation occurs as the Final Conversion Date.

No shares of our Class C common stock, which entitle the holder to zero votes per share (except as otherwise required by law), were issued and outstanding as of June 30, 2024 and we have no current plans to issue shares of Class C common stock. These shares will be available to be used in the future to further strategic initiatives, such as financings or acquisitions, or issue future equity awards to our service providers. Over time the issuance of shares of Class A common stock will result in voting dilution to all of our stockholders and this dilution could eventually result in Mr. Ghamsari and his affiliates holding a lower percentage of our total outstanding voting power. Because the shares of Class C common stock have no voting rights (except as required by law), the issuance of such shares will not result in further voting dilution, which would prolong the significant voting influence of Mr. Ghamsari. Further, the issuance of such shares of Class C common stock to Mr. Ghamsari would also delay the final conversion of all of our outstanding Class B common stock because shares of Class C common stock issued to Mr. Ghamsari would be counted when determining whether the 35% Ownership Threshold has been met. As a result, the issuance of shares of Class C common stock could prolong the duration of Mr. Ghamsari’s significant influence on the election of our directors and outcome of most matters submitted to a vote of our stockholders. In addition, we could issue shares of Class C common stock to Mr. Ghamsari and, in that event, he would be able to sell such shares of Class C common stock and achieve liquidity in his holdings without diminishing his voting control. Sales of significant amounts of stock by Mr. Ghamsari or changes in our capital structure, including as a result of the Final Conversion Date, could result in a change of control or cause volatility in our stock price and uncertainty. Any future issuances of shares of Class C common stock will not be subject to approval by our stockholders except as required by the listing standards of the New York Stock Exchange.
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
•sales of shares of our Class A common stock by us or our stockholders, including sales by or on behalf of Nima Ghamsari, Head of Blend, Co-Founder and Chair of our board of directors, to reduce or satisfy the outstanding amounts under his personal loans as required or permitted under his loan documentation with certain lenders (including as a result of foreclosure), under which he has pledged shares of his Class A common stock and Class B common stock to secure certain personal indebtedness, or for any other reason;
•changes in our capital structure, including as a result of the Final Conversion Date, which could result in a change of control;
•the amounts and timing of repurchases, if any, under our share repurchase program;
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
The holders of our Series A Preferred Stock are entitled to vote on an as-converted to Class A common stock basis and have rights to approve certain actions. Additionally, Haveli may exercise influence over us through their ability to designate a member of our board of directors.
The holders of our Series A Preferred Stock are entitled to vote with the holders of our Class A common stock on all matters submitted for a vote of holders of shares of Class A common stock (voting together with the holders of shares of Class A common stock as a single class) on an as-converted basis.

Pursuant to the Investment Agreement, Haveli has the right to designate one candidate for nomination for election to our board of directors for so long as Haveli and its permitted transferees maintain minimum aggregate holdings of our stock as described in further detail in the Investment Agreement. Notwithstanding the fact that all of our directors are subject to fiduciary duties to us and to applicable law, the interests of the director designated by Haveli may differ from the interests of our securityholders as a whole or of our other directors.

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
The holders of our Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our Class A common stock on all matters submitted to a vote of the holders of our Class A common stock, which reduces the relative voting power of the holders of our Class A common stock. In addition, the conversion of our Series A Preferred Stock into Class A common stock or the exercise of the warrant issued to Haveli to purchase up to 11,111,112 shares of Class A common stock, at a purchase price of $4.50 per share of Class A common stock, would dilute the ownership interest of existing holders of our Class A common stock, and any conversion of the Series A Preferred Stock or exercise of the Warrant would increase the number of shares of our Class A common stock available for public trading, and which may adversely affect prevailing market prices of our Class A common stock.
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

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On May 24, 2024, Oxana Tkach, our Controller, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 70,000 shares of our Class A common stock, with the exact number of shares to be sold pursuant to Ms. Tkach’s trading arrangement to be determined based on market prices of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 31, 2025, subject to early termination for certain specified events set forth in the trading arrangement, or earlier if all transactions under the trading arrangement are completed.
On June 7, 2024, Winnie Ling, our Head of Legal and People, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 150,000 shares of our Class A common stock, with the exact number of shares to be sold pursuant to Mrs. Ling’s trading arrangement to be determined based on market prices of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 28, 2025, subject to early termination for certain specified events set forth in the trading arrangement, or earlier if all transactions under the trading arrangement are completed.
On June 14, 2024, Nima Ghamsari, our Head of Blend, Co-Founder, and Chair of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 2,400,000 shares of our Class A common stock plus sales of shares of our Class A common stock to be issued upon the vesting of restricted stock units intended to generate an aggregate of approximately $450,000, with the exact number of shares to be sold pursuant to Mr. Ghamsari’s trading arrangement to be determined based on market prices of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 10, 2025, or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Amendment to Certificate of Designations (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 24, 2024).
3.2	Amended and Restated Certificate of Designations (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on June 24, 2024).
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 has been formatted in Inline XBRL.

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

BLEND LABS, INC.

Date:	August 8, 2024	By:	/s/ Nima Ghamsari
Nima Ghamsari
Head of Blend and Co-Founder
(Principal Executive Officer)

Date:	August 8, 2024	By:	/s/ Amir Jafari
Amir Jafari
Head of Finance
(Principal Financial Officer)