Form 10-Q
period 2024-09-30
Blend Labs, Inc.
filed 2024-11-06
CIK 1855747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-40599

BLEND LABS, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-5211045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
7250 Redwood Blvd., Suite 300
Novato, California 94945
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 31, 2024, there were 252,182,833 shares of the registrant's Class A common stock outstanding, 3,747,235 shares of the registrant's Class B common stock outstanding, and no shares of the registrant's Class C common stock outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blend Labs, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$55,041	$30,962
Marketable securities and other investments	61,744	105,960
Trade and other receivables, net of allowance for credit losses of $76 and $149, respectively	15,894	18,345
Prepaid expenses and other current assets	13,722	14,569
Total current assets	146,401	169,836
Property and equipment, net	9,723	3,945
Operating lease right-of-use assets	1,715	8,565
Intangible assets, net	2,085	2,108
Deferred contract costs	2,063	2,453
Restricted cash, non-current	7,294	7,291
Other non-current assets	16,848	11,867
Total assets	$186,129	$206,065
Liabilities, redeemable equity and stockholders’ equity
Current liabilities:
Accounts payable	$1,863	$2,170
Deferred revenue	19,857	8,984
Accrued compensation	6,046	5,562
Other current liabilities	17,478	14,858
Total current liabilities	45,244	31,574
Operating lease liabilities, non-current	955	6,982
Other non-current liabilities	1,292	2,228
Debt, non-current, net	—	138,334
Total liabilities	47,491	179,118
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	50,747	46,190
Series A redeemable convertible preferred stock, par value $0.00001 per share: 200,000 shares authorized as of September 30, 2024 and December 31, 2023, 150 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively (Note 10)	137,493	—
Stockholders’ equity:
Class A, Class B and Class C Common Stock, par value $0.00001 per share: 3,000,000 (Class A 1,800,000, Class B 600,000, Class C 600,000) shares authorized as of September 30, 2024 and December 31, 2023; 255,881 (Class A 252,134, Class B 3,747, Class C 0) and 249,910 (Class A 240,262, Class B 9,648, Class C 0) shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	1,333,781	1,321,944
Accumulated other comprehensive loss	765	441
Accumulated deficit	(1,384,150)	(1,341,630)
Total stockholders’ equity	(49,602)	(19,243)
Total liabilities, redeemable equity and stockholders’ equity	$186,129	$206,065

See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Software platform	$31,066	$26,505	$79,277	$77,590
Professional services	2,038	2,137	6,363	6,087
Title	12,080	11,949	34,971	37,065
Total revenue	45,184	40,591	120,611	120,742
Cost of revenue
Software platform	6,294	5,675	17,143	16,964
Professional services	2,310	2,937	7,614	8,448
Title	10,584	9,916	30,039	33,921
Total cost of revenue	19,188	18,528	54,796	59,333
Gross profit	25,996	22,063	65,815	61,409
Operating expenses:
Research and development	10,127	18,826	37,226	67,174
Sales and marketing	9,883	14,494	29,468	48,190
General and administrative	13,140	15,819	39,599	56,146
Restructuring	6,165	9,122	7,355	24,254
Total operating expenses	39,315	58,261	113,648	195,764
Loss from operations	(13,319)	(36,198)	(47,833)	(134,355)
Interest expense	—	(8,210)	(6,747)	(23,726)
Other income (expense), net	10,710	2,632	11,952	8,746
Loss before income taxes	(2,609)	(41,776)	(42,628)	(149,335)
Income tax expense	(18)	(44)	(83)	(168)
Net loss	(2,627)	(41,820)	(42,711)	(149,503)
Less: Net loss attributable to noncontrolling interest	182	60	191	1,095
Net loss attributable to Blend Labs, Inc.	(2,445)	(41,760)	(42,520)	(148,408)
Less: Accretion of redeemable noncontrolling interest to redemption value	(1,760)	(1,452)	(4,748)	(5,100)
Less: Accretion of Series A redeemable convertible preferred stock to redemption value	(4,048)	—	(6,709)	—
Net loss attributable to Blend Labs, Inc. common stockholders	$(8,253)	$(43,212)	$(53,977)	$(153,508)

Net loss per share attributable to Blend Labs, Inc. common stockholders:
Basic and diluted	$(0.03)	$(0.18)	$(0.21)	$(0.63)
Weighted average shares used in calculating net loss per share:
Basic and diluted	254,910	246,410	252,977	244,057

Comprehensive loss:
Net loss	$(2,627)	$(41,820)	$(42,711)	$(149,503)
Unrealized gain on marketable securities	448	181	302	229
Foreign currency translation gain	13	106	22	77
Comprehensive loss	(2,166)	(41,533)	(42,387)	(149,197)
Less: Comprehensive loss attributable to noncontrolling interest	182	60	191	1,095
Comprehensive loss attributable to Blend Labs, Inc.	$(1,984)	$(41,473)	$(42,196)	$(148,102)
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Redeemable Noncontrolling Interest, Series A Redeemable Convertible Preferred Stock, and Stockholders’ Equity
(In thousands)
(Unaudited)

	Three and Nine Months Ended September 30, 2024
	Redeemable Noncontrolling Interest	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

		Shares	Amount	Shares	Amount
Balances as of December 31, 2023	$46,190	—	$—	249,910	$2	$1,321,944	$441	$(1,341,630)	$(19,243)
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	—	410	—	619	—	—	619
Vesting of early exercised stock options	—	—	—	—	—	184	—	—	184
Vesting of restricted stock units	—	—	—	3,257	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—	—	(1,258)	—	(3,806)	—	—	(3,806)
Stock-based compensation	—	—	—	—	—	8,707	—	—	8,707
Unrealized loss on investments in marketable securities	—	—	—	—	—	—	(104)	—	(104)
Foreign currency translation gain	—	—	—	—	—	—	9	—	9
Accretion of redeemable noncontrolling interest to redemption value	1,461	—	—	—	—	(1,461)	—	—	(1,461)
Net income (loss)	5	—	—	—	—	—	—	(20,668)	(20,668)
Balances as of March 31, 2024	$47,656	—	$—	252,319	$2	$1,326,187	$346	$(1,362,298)	$(35,763)
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	—	62	—	95	—	—	95
Vesting of early exercised stock options	—	—	—	—	—	172	—	—	172
Vesting of restricted stock units	—	—	—	2,887	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—	—	(1,061)	—	(3,213)	—	—	(3,213)
Stock-based compensation	—	—	—	—	—	7,764	—	—	7,764
Unrealized loss on investments in marketable securities	—	—	—	—	—	—	(42)	—	(42)
Accretion of redeemable noncontrolling interest to redemption value	1,527	—	—	—	—	(1,527)	—	—	(1,527)
Issuance of Series A redeemable convertible preferred stock, net of issuance costs	—	150	130,784	—	—	—	—	—	—
Issuance of the Warrant in connection with the Series A redeemable convertible preferred stock	—	—	—	—	—	9,111	—	—	9,111
Accretion of Series A redeemable convertible preferred stock to redemption value	—	—	2,661	—	—	(2,661)	—	—	(2,661)
Net loss	(14)	—	—	—	—	—	—	(19,407)	(19,407)
Balances as of June 30, 2024	$49,169	150	$133,445	254,207	$2	$1,335,928	$304	$(1,381,705)	$(45,471)
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	—	65	—	155	—	—	155
Vesting of early exercised stock options	—	—	—	—	—	7	—	—	7
Vesting of restricted stock units	—	—	—	2,617	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—	—	(1,008)	—	(3,984)	—	—	(3,984)
Stock-based compensation	—	—	—	—	—	7,483	—	—	7,483
Unrealized gain on investments in marketable securities	—	—	—	—	—	—	448	—	448
Foreign currency translation gain	—	—	—	—	—	—	13	—	13
Accretion of redeemable noncontrolling interest to redemption value	1,760	—	—	—	—	(1,760)	—	—	(1,760)
Accretion of Series A redeemable convertible preferred stock to redemption value	—	—	4,048	—	—	(4,048)	—	—	(4,048)
Net loss	(182)	—	—	—	—	—	—	(2,445)	(2,445)
Balances as of September 30, 2024	$50,747	150	$137,493	255,881	$2	$1,333,781	$765	$(1,384,150)	$(49,602)
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Redeemable Noncontrolling Interest, Series A Redeemable Convertible Preferred Stock and Stockholders’ Equity (Continued)
(In thousands)
(Unaudited)

	Three and Nine Months Ended September 30, 2023
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
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(42,711)	$(149,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	22,013	39,798
Depreciation and amortization	1,803	1,856
Amortization of deferred contract costs	779	2,427
Amortization of debt discount and issuance costs	690	2,279
Amortization of operating lease right-of-use assets	2,334	2,450
Accelerated amortization of right-of-use asset in connection with lease abandonment	2,992	—
Gain on investment in equity securities	(4,417)	—
Loss on extinguishment of debt	5,476	—
Gain on sale of insurance business	(9,213)	—
Other	(685)	(4,657)
Changes in operating assets and liabilities:
Trade and other receivables	2,394	3,029
Prepaid expenses and other assets, current and non-current	(203)	(1,496)
Deferred contract costs, non-current	390	(542)
Accounts payable	(621)	861
Deferred revenue	10,873	1,361
Accrued compensation	446	(192)
Operating lease liabilities	(3,192)	(2,944)
Other liabilities, current and non-current	2,394	(1,657)
Net cash used in operating activities	(8,458)	(106,930)
Investing activities
Purchases of marketable securities	(96,422)	(203,281)
Sale of available-for-sale securities	100,327	—
Maturities of marketable securities	41,850	277,855
Additions to property, equipment and internal-use software development costs	(7,263)	(505)
Other	(283)	—
Proceeds from sale of insurance business	9,075	—
Net cash provided by investing activities	47,284	74,069
Financing activities
Proceeds from exercises of stock options, including early exercises, net of repurchases	869	20
Taxes paid related to net share settlement of equity awards	(11,003)	(4,857)
Repayment of long-term debt	(144,500)	—
Net proceeds from the issuance of the Series A redeemable convertible preferred stock and the Warrant	149,375	—
Payment for issuance costs related to the Series A redeemable convertible preferred stock and the Warrant	(9,480)	—
Net cash used in financing activities	(14,739)	(4,837)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(5)	(10)
Net increase (decrease) in cash, cash equivalents, and restricted cash	24,082	(37,708)
Cash, cash equivalents, and restricted cash at beginning of period	38,253	129,557
Cash, cash equivalents, and restricted cash at end of period	$62,335	$91,849
Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets:
Cash and cash equivalents	$55,041	$84,555
Restricted cash	7,294	7,294
Total cash, cash equivalents, and restricted cash	$62,335	$91,849
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$76	$48
Cash paid for interest	$6,150	$21,464
Supplemental disclosure of non-cash investing and financing activities:
Vesting of early exercised stock options	$363	$1,244
Operating lease liabilities arising from obtaining new or modified right-of-use assets	$1,151	$327
Stock-based compensation included in capitalized internal-use software development costs	$1,941	$—
Accretion of redeemable noncontrolling interest to redemption value	$4,748	$5,100
Accretion of Series A redeemable convertible preferred stock to redemption value	$6,709	$—
Warrant received in connection with strategic partnership and sale of insurance business	$222	$—
Accrual of transaction costs incurred in connection with sale of insurance business	$314	$—
Capitalized internal-use software development costs included in accrued compensation	$419	$—
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023, the unaudited condensed consolidated statements of redeemable noncontrolling interest, Series A Redeemable Convertible Preferred Stock (the “Series A redeemable convertible preferred stock” or “Series A Preferred Stock”), and stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 reflect all adjustments that are of a normal, recurring nature and that are considered necessary for a fair statement of the results for the periods shown in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting periods. Accordingly, certain information and footnote disclosures have been condensed or omitted that would ordinarily be required under U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the notes thereto. Actual results may differ from those estimates. Such estimates include, but are not limited to, estimates of variable consideration, evaluation of contingencies, determination of the incremental borrowing rates used in calculations of lease liabilities, determination of fair values of stock-based compensation, marketable securities, determination of the fair value of each of the Series A Preferred Stock and the Warrant, determination of fair values of assets transferred and performance obligations committed to under the strategic partnership agreement, assessment of expected credit losses on notes receivable, valuation of deferred tax assets, valuation of acquired intangible assets, valuation of the redeemable noncontrolling interest, determination of useful lives of tangible and intangible assets and capitalized internal-use software development costs, assessment of impairment of long-lived assets, and valuation of equity securities without readily determinable fair value.
Risks and Uncertainties
The Company has been and may continue to be affected by various macroeconomic factors, including interest rate environment, housing affordability, and worldwide political and economic conditions. The global financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, rising interest rates, inflation, increases in unemployment rates and uncertainty about economic stability. The real estate environment, including interest rates and the general economic environment, typically impacts the demand for mortgage and mortgage related products. Recent changes in these areas have impacted the Company’s results of operations. Recent increases in interest rates due to efforts by the U.S. Federal Reserve (the “Federal Reserve”) to manage rising inflation, combined with ongoing supply constraints, resulted in a decline in mortgage origination activity for 2022 and 2023. The demand for mortgage and mortgage related products continued to be sensitive to these factors, and any material changes in Federal Reserve policy, interest rates or housing supply are expected to impact overall origination activity levels

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

during 2024.

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
2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to these policies during the three and nine months ended September 30, 2024, with the exception of the policy related to the issuance of the Series A Preferred Stock as described below.
Cash and Cash Equivalents
The Company places its cash with high credit quality and federally insured institutions. Cash with any one institution may be in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes the exposure to credit risk is not significant. The Company considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents. As of September 30, 2024 and December 31, 2023, cash and cash equivalents consisted of cash, money market accounts, and highly liquid investments with original maturities less than 90 days. The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents approximate fair value due to the short-term nature of the investments.
Restricted Cash
The Company has classified cash that is not available for use in its operations as restricted cash. Restricted cash consists primarily of collateral for letters of credit related to security deposits for the Company’s office facility lease arrangements and collateral for surety bonds related to the Title segment. As of September 30, 2024 and December 31, 2023, the Company had restricted cash of $7.3 million, all of which was classified as non-current.
Trade and Other Receivables and Credit Loss Reserves
The Company reports trade and other receivables net of the allowance for credit losses, in accordance with Accounting Standards Codification (“ASC”) 326, Financial Instruments—Credit Losses. ASC 326 requires an entity to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The Company’s estimate of expected credit losses is determined based on expected lifetime loss rates calculated from historical data and adjusted for the impact of current and future conditions, such as the age of outstanding receivables, historical payment patterns, any known or expected changes to the customers’ ability to fulfill their payment obligations, or assessment of broader economic conditions that may impact the customers’ ability to pay the outstanding balances. As of each of September 30, 2024 and December 31, 2023, the reserve for expected credit losses was $0.1 million. The provision for expected credit losses and the uncollectible portion of the receivables written off against reserve for expected credit losses were not material for the three and nine months ended September 30, 2024 and 2023.
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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

balance sheets. Capitalized internal-use software development costs are amortized using the straight-line method over an estimated useful life of the software, as the straight-line recognition method best approximates the manner in which the expected benefit will be derived. The Company does not transfer ownership of its software, license, or lease the software to third parties.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities, and trade accounts receivable. The Company maintains its cash equivalents primarily in money market funds and highly liquid investments that are issued or guaranteed by the United States government or its agencies. As of September 30, 2024 and December 31, 2023, cash and cash equivalents was $55.0 million and $31.0 million, respectively, and included $2.3 million and $1.9 million, respectively, of cash held in a foreign jurisdiction. Collateral is not required for trade accounts receivable.

Title365 has agreements with insurance underwriters authorizing the Company to issue title insurance policies on behalf of the insurance underwriters. The policies are underwritten by two title insurance companies, which accounted for approximately 61% and 39% during the nine months ended September 30, 2024, and 70% and 30% during the nine months ended September 30, 2023, respectively, of title policy fees earned during the period.

The following customer comprised 10% or more of the Company’s revenue for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2024	2023	2024	2023
A1	20%	18%	17%	19%
(1) this customer generates revenue in both Blend Platform and Title segments

The following customers comprised 10% or more of the Company’s trade and unbilled receivables:

Customer	September 30, 2024	December 31, 2023
A	10%	10%
B	N/A1	13%
C	11%	N/A1
(1) trade and unbilled receivable balance from this customer did not exceed 10% as of the date presented
Redeemable Noncontrolling Interest
The Company’s 90.1% ownership of Title365 results in recognition of 9.9% noncontrolling interest, which represents the minority stockholder’s share of the net income and equity in Title365. The Title365 stockholders agreement includes a provision whereby the Company has a call option to purchase the 9.9% noncontrolling interest at a purchase price equal to the greater of (1) $49.5 million plus an amount of interest calculated using an interest rate of 5.0% per annum compounding annually; or (2) 4.4 multiplied by the trailing 12-month EBITDA multiplied by the noncontrolling interest ownership percentage (the “Title365 Call Option”). The Title365 Call Option became exercisable beginning 2 years following the acquisition closing date. The noncontrolling interest holder also holds an option to compel the Company to purchase the remaining 9.9% noncontrolling interest at a price calculated in the same manner as the Title365 Call Option (the “Title365 Put Option”). The Title365 Put Option is exercisable beginning 5 years following the acquisition closing date. Neither the Title365 Call Option nor the Title365 Put Option have an expiration date. However, pursuant to the Title365 stockholders agreement, the Company also has certain bring-along rights that it can exercise under certain circumstances, which may result in the Title365 Put Option being extinguished. As the Title365 Put Option is not solely within the Company’s control, the Company classified this interest as redeemable noncontrolling interest (“RNCI”) within the mezzanine equity section of the unaudited condensed consolidated balance sheets. The RNCI is accreted to the redemption value under the interest method from the acquisition date through the date the Title365 Put Option becomes exercisable. At each balance sheet date, the RNCI is reported at the greater of the initial carrying amount adjusted for the RNCI's share of earnings or losses and other comprehensive income or loss, or its accreted redemption value. The changes in the redemption amount are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. For each reporting period, the entire periodic

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

change in the redemption amount is reflected in the computation of net loss per share under the two-class method as being akin to a dividend. As of September 30, 2024 and December 31, 2023, the redemption amount of the Title365 Put Option as if it was currently redeemable was $58.0 million and $55.9 million, respectively.
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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. This update improves the disclosures about a public entity’s expenses, primarily through additional disclosures of specific information about certain costs and expenses in the notes to financial statements. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.
3. Revenue Recognition and Contract Costs
Disaggregation of Revenue
The following table provides information about disaggregated revenue by service offering:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Blend Platform:
Mortgage Suite	$21,546	$20,306	$55,078	$60,371
Consumer Banking Suite	9,520	6,199	24,199	17,219
Total software platform	31,066	26,505	79,277	77,590
Professional services	2,038	2,137	6,363	6,087
Total Blend Platform	33,104	28,642	85,640	83,677
Title	12,080	11,949	34,971	37,065
Total revenue	$45,184	$40,591	$120,611	$120,742

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

Contract Accounts	Balance Sheet Line Reference	September 30, 2024	December 31, 2023
		(In thousands)
Contract assets—current	Prepaid expenses and other current assets	$3,167	$1,593
Contract liabilities—current	Deferred revenue, current	$(19,857)	$(8,984)

There were no long-term contract assets or deferred revenue as of September 30, 2024 and December 31, 2023.

During the three months ended September 30, 2024 and 2023, the Company recognized $8.6 million and $5.6 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods. During the nine months ended September 30, 2024 and 2023, the Company recognized $6.7 million and $7.7 million, respectively, of revenue that was included in the deferred revenue balances at the beginning of the respective periods.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the three and nine months ended September 30, 2024, the Company recognized revenue of approximately $1.9 million and $0.3 million, respectively, related to performance obligations satisfied in previous periods. During the three and nine months ended September 30, 2023, the Company recognized revenue of approximately $0.2 million and $1.9 million, respectively, related to performance obligations satisfied in previous periods. The revenue reduced or recognized from performance obligations satisfied in the prior periods primarily related to changes in the transaction price, including changes in the estimate of variable consideration.
Remaining Performance Obligations
As of September 30, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations was $107.4 million. These remaining performance obligations represent commitments in customer contracts for services expected to be provided in the future that have not been recognized as revenue. The expected timing of revenue recognition for these commitments is largely driven by the Company’s ability to deliver in accordance with relevant contract terms and when the Company’s customers utilize services, which could affect the Company’s estimate of when the Company expects to recognize revenue for these remaining performance obligations. The Company expects to recognize approximately half of the remaining performance obligations as revenue over the next 12 months. The Company expects the majority of non-current remaining performance obligations to be recognized over the next 13 to 24 months.
Deferred Contract Costs
As of September 30, 2024 and December 31, 2023, total unamortized deferred contract costs were $3.2 million and $3.5 million, respectively, of which $1.1 million and $1.0 million was recorded within prepaid expenses and other current assets and $2.1 million and $2.5 million was recorded within deferred contract costs, non-current, on the unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.

The amortization of deferred contract costs was $0.3 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively, and $0.8 million and $2.4 million for the nine months ended September 30, 2024 and 2023, respectively, and is included in sales and marketing expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Investments and Fair Value Measurements
The carrying amount, unrealized gain and loss, and fair value of investments by major security type were as follows:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gain	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$10,209	$—	$10,209	Level 1
Commercial paper	17,346	—	17,346	Level 2
Total cash equivalents	27,555	—	27,555
Marketable securities:
U.S. treasury and agency securities	31,074	204	31,278	Level 2
Commercial paper	17,663	—	17,663	Level 2
Debt securities	12,607	196	12,803	Level 2
Total marketable securities	61,344	400	61,744
Restricted cash, non-current:
Money market funds	6,961	—	6,961	Level 1
Certificates of deposit	333	—	333	Level 2
Total restricted cash	7,294	—	7,294
Total	$96,193	$400	$96,593

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$6,804	$—	$—	$6,804	Level 1
Commercial paper	14,932	—	—	14,932	Level 2
Total cash equivalents	21,736	—	—	21,736
Marketable securities:
U.S. treasury and agency securities	33,225	8	(71)	33,162	Level 2
Debt securities	56,512	187	(127)	56,572	Level 2
Asset-backed securities	16,037	99	—	16,136	Level 2
Mutual funds	60	—	—	60	Level 1
Total marketable securities	105,834	294	(198)	105,930
Other investments:
Certificates of deposit	30	—	—	30	Level 2
Total marketable securities and other investments	105,864	294	(198)	105,960
Restricted cash, non-current:
Money market funds	6,959	—	—	6,959	Level 1
Certificates of deposit	332	—	—	332	Level 2
Total restricted cash	7,291	—	—	7,291
Total	$134,891	$294	$(198)	$134,987

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restricted cash that is not available for use in operations consisted of $5.0 million collateral for standby letters of credit related to the Company’s office lease facilities, $1.9 million collateral for surety bonds related to the Title segment and $0.3 million statutory deposits required under the California insurance code as of September 30, 2024 and December 31, 2023.

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

The following table summarizes the stated maturities of the Company’s marketable securities and other investments:

	September 30, 2024	December 31, 2023
	(In thousands)
Due within one year	$38,365	$66,620
Due after one year through two years	23,379	39,340
Total marketable securities and other investments	$61,744	$105,960

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

The Company does not have an intent to sell any of these securities prior to maturity and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date. Accordingly, the Company believes that generally the unrealized losses are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no impairment charges or allowance for credit losses have been recognized in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, the number of investment positions that are in an unrealized loss position were 0 and 28, respectively. As of September 30, 2024, the Company had no securities that have been in a continuous unrealized loss position for twelve months or greater. As of December 31, 2023, the Company had four securities, with an aggregate fair value of $16.0 million, that have been in a continuous unrealized loss position for twelve months or greater. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

The Company recognized interest income from its investment portfolio of $1.5 million and $2.7 million for the three months ended September 30, 2024 and 2023, respectively and $4.2 million and $8.8 million for the nine months ended September 30, 2024 and 2023, respectively. Accrued interest receivable related to marketable securities was $0.3 million and $0.9 million, as of September 30, 2024 and December 31, 2023, respectively, and is presented within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. The Company does not measure an allowance for credit losses on accrued interest receivable and recognizes interest receivable write offs as a reversal of interest income. No accrued interest was written off during the three and nine months ended September 30, 2024 and 2023.
5. Intangible Assets
Intangible assets consisted of the following:

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	September 30, 2024
	Weighted Average Remaining Amortization	Gross Amount	Accumulated Amortization	Net Book Value
	(In years)	(In thousands)
Intangible assets subject to amortization:
Domain name	7.0	$192	$(107)	$85
Indefinite-lived intangible assets:
Acquired licenses		2,000	—	2,000
Total intangible assets, net		$2,192	$(107)	$2,085

	December 31, 2023
	Weighted Average Remaining Amortization	Gross Amount	Accumulated Amortization	Net Book Value
	(In years)	(In thousands)
Intangible assets subject to amortization:
Domain name	7.7	$210	$(102)	$108
Indefinite-lived intangible assets:
Acquired licenses		2,000	—	2,000
Total intangible assets, net		$2,210	$(102)	$2,108

Amortization of intangible assets for the three and nine months ended September 30, 2024 and 2023 was immaterial.
6. Significant Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Contract assets	$3,167	$1,593
Deferred contract costs	1,081	1,015
Prepaid software	3,075	4,319
Prepaid insurance	1,547	1,855
Prepaid other	1,848	3,438
Recording fee advances	1,366	470
Other current assets	1,638	1,879
Total prepaid expenses and other current assets	$13,722	$14,569

Recording fee advances represent amounts advanced on behalf of customers in the Title segment associated with the recording of mortgage documents. These amounts are primarily recouped within 30 days from funds in the escrow accounts the Company administers.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Property and Equipment, Net
Property and equipment, net, consisted of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Computer and software	$3,506	$6,335
Furniture and fixtures	149	1,816
Capitalized internal-use software	9,100	63
Leasehold improvements	—	4,886
Total property and equipment, gross	12,755	13,100
Accumulated depreciation and amortization	(3,032)	(9,155)
Total property and equipment, net	$9,723	$3,945

Depreciation expense for the three months ended September 30, 2024 and 2023 was $0.5 million and $0.6 million, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $1.5 million and $1.9 million, respectively.

Amortization of capitalized internal use software development costs for the three and nine months ended September 30, 2024 was $0.2 million. Amortization of capitalized internal use software development costs for the three and nine months ended September 30, 2023 was immaterial.
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

At each reporting date, the Company evaluates the collectability of the notes receivable in accordance with ASC 326, Financial Instruments—Credit Losses. As of September 30, 2024 and December 31, 2023, the Company determined that no credit loss existed for the convertible promissory notes, and no provision for expected credit losses was recognized. The notes receivable are presented within other non-current assets on the unaudited condensed consolidated balance sheets.
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

As of September 30, 2024, the carrying value of this investment was $9.8 million, inclusive of a cumulative upward adjustment of $7.3 million, of which $4.4 million was recognized during the first quarter of 2024 to reflect observable price changes. As of December 31, 2023, the carrying value of this investment was $5.4 million, inclusive of cumulative upward adjustment of $2.9 million.

The Company determined the adjustment by measuring the security at fair value using the option pricing model (“OPM”) as of the date the observable transaction occurred. Observable transactions, such as the issuance of new equity by an investee, are indicators of investee enterprise value and are used to estimate the fair value of the Company’s investment in the equity

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The gain resulting from the adjustment to the carrying value of the non-marketable security is presented within other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive income (loss). There were no impairments for the three and nine months ended September 30, 2024. This investment is presented within other non-current assets on the unaudited condensed consolidated balance sheets.
Cloud Computing Arrangements
The Company capitalizes certain implementation costs incurred during the application development stage under cloud computing arrangements that are service contracts. The carrying value of the capitalized costs was $0.1 million as of September 30, 2024 and December 31, 2023, which is presented within prepaid expenses and other current assets. Amortization of capitalized implementation costs is recognized on a straight-line basis over the term of the associated hosting arrangement when it is ready for its intended use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.
Other Current Liabilities
Other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Accrued expenses	$3,694	$2,644
Accrued interest	—	101
Accrued professional fees	2,233	1,861
Accrued connectivity fees	3,612	3,103
Restructuring	1,096	—
Accrued litigation contingencies	314	1,105
Operating lease liabilities, current portion	4,315	4,379
Other current liabilities	2,214	1,665
Total other current liabilities	$17,478	$14,858
Other Long-Term Liabilities
Other long-term liabilities consisted of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Early exercise liability	$—	$362
Payroll tax liabilities	294	347
Other liabilities	998	1,519
Total other long-term liabilities	$1,292	$2,228

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Title and Escrow Loss Reserve
The Company performs title insurance services and issues title insurance policies as an agent for a third-party title insurance underwriters. The Company may incur a loss if it does not follow the guidelines outlined in the agency agreements. Reserves for estimated future losses on policies issued are established at the time the title insurance revenue is recognized. As of September 30, 2024, title and escrow loss reserves were $1.1 million, of which $0.1 million, is presented within other current liabilities and $1.0 million is presented within other non-current liabilities on the condensed consolidated balance sheets. As of December 31, 2023, title and escrow loss reserves were $1.5 million, of which $0.2 million is presented within other current liabilities and $1.3 million is presented within other non-current liabilities on the condensed consolidated balance sheets.
7. Leases
The Company leases its facilities under non-cancelable operating leases with various expiration dates. Leases may contain escalating payments.

The Company’s total operating lease costs were $2.8 million and $1.7 million for the three months ended September 30, 2024 and 2023, respectively. The Company’s total operating lease costs were $6.2 million and $5.0 million for the nine months ended September 30, 2024 and 2023, respectively.

The Company’s total operating lease costs included variable costs in the amount of $0.6 million for the three months ended September 30, 2024 and 2023, respectively, and $1.7 million and $1.6 million for the nine months ended September 30, 2024 and 2023, respectively. Variable lease costs are primarily comprised of maintenance costs and are determined based on the actual costs incurred during the period. Variable lease payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.

As of September 30, 2024 and December 31, 2023, the weighted average remaining operating lease term was 1.8 years and 3.1 years. The weighted average discount rate used to estimate operating lease liabilities for leases that existed as of September 30, 2024 and December 31, 2023 was 8.4% and 8.1%, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $2.6 million and $1.2 million for the three months ended September 30, 2024 and 2023, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $5.2 million and $3.7 million for the nine months ended September 30, 2024 and 2023, respectively.

In the three months ended September 30, 2024, the Company restructured two of its facilities and transferred two of its lease agreements, one in connection with the strategic partnership and sale of the insurance business and another in connection with the transfer of the Company's subsidiary in India to a third party. Refer to Note 13, Restructuring, and Note 17, Strategic Partnership and Sale of Insurance Business, for details.

As of September 30, 2024, maturities of operating lease liabilities were as follows:

(In thousands)
Remainder of 2024	$1,147
2025	3,606
2026	270
2027	225
2028	237
Thereafter	295
Total lease payments	5,780
Less: imputed interest	(511)
Total operating lease liabilities	$5,269

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Commitments and Contingencies
Contingencies
From time to time and in the normal course of business, the Company may be subject to various legal matters, such as threatened or pending claims or proceedings. The litigation contingencies, if realized, could have a material negative impact on the Company’s financial condition, results of operations, and cash flows. The Company recognizes a provision for litigation losses when a contingent liability is probable and the amount thereof is estimable. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. Amounts accrued for litigation contingencies are based on the Company’s best estimates, assessments of the likelihood of damages, and the advice of counsel and often result from a series of judgments about future events and uncertainties that rely heavily on estimates and assumptions, therefore the actual settlement amounts could differ from the estimated contingency accrual and result in additional charges or reversals in future periods. The Company had a litigation contingency accrual of approximately $0.3 million and $1.1 million as of September 30, 2024 and December 31, 2023, respectively, which is presented within other current liabilities in the unaudited condensed consolidated balance sheets.

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

The Company enters into indemnification provisions under (i) its agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers, and landlords and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2024 or December 31, 2023.

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

Escrow or Trust Funds
The Company administers escrow and trust deposits held at third-party financial institutions representing funds received under real estate contracts, escrowed funds received under escrow agreements, and undisbursed amounts received for settlement of mortgage and home equity loans. These funds are not considered assets of the Company and, therefore, are not included in the accompanying unaudited condensed consolidated balance sheets; however, the Company remains contingently liable for the disposition of these funds on behalf of its customers. Cash held by the Company for these purposes was approximately $23.2 million, net of outstanding checks in transit of $35.8 million as of September 30, 2024, and approximately $3.2 million, net of outstanding checks in transit of $27.8 million as of December 31, 2023.
9. Debt Financing
Debt consisted of the following:

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	September 30, 2024	December 31, 2023
	(In thousands)
Term Loan - principal	$—	$140,000
Term Loan - exit fee	—	4,500
Less: unamortized debt discounts and issuance costs	—	(6,166)
Total debt	$—	$138,334

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

In connection with the Credit Agreement, the Company issued a Series G preferred stock warrant to purchase 598,431 shares of Class A common stock at an exercise price per share of $13.827822 (the “Series G Warrant"). The terms of the warrant agreement for the Series G Warrant provide the holder with an option to net settle if the fair value of Class A common stock is greater than the exercise price. The net shares to be issued in a cashless exercise will be based on the fair value of the Company’s Class A common stock at the time the Series G Warrant is exercised. As of September 30, 2024, the Series G Warrant has not been exercised. The Series G Warrant will expire 10 years from the issue date. The proceeds from the issuance of debt were allocated between the Term Loan and the Series G Warrant based on their relative fair values, resulting in a debt discount of approximately $6.8 million for the amount allocated to the Series G Warrant and accounted for as paid-in capital.

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
10. Redeemable Preferred Stock
On April 29, 2024, the Company entered into the Investment Agreement with Haveli and issued 150,000 shares of Series A Preferred Stock, for an aggregate purchase price of $150.0 million. The Company incurred $10.1 million of issuance costs. Net proceeds from the transaction in the amount of $139.9 million were used to repay in full the amounts outstanding under the Credit Agreement.

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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Liquidation Preference
The Series A Preferred Stock has a liquidation preference of $1,000 per share and ranks senior to the Class A common stock with respect to rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. As of September 30, 2024, the Series A Preferred Stock has a liquidation preference of $150.0 million.

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

As of September 30, 2024, the Series A Preferred Stock has a maximum redemption value of $300.0 million. The carrying value of the Series A Preferred Stock is accreted to its maximum redemption value over the seven year term, using the effective interest method. The increases in the redemption amount are recorded with corresponding adjustments against additional paid-in capital, in the absence of retained earnings. For each reporting period, the entire periodic change in the redemption amount is reflected in the computation of net loss per share under the two-class method as being akin to a dividend, by reducing the income (or increasing the loss) attributable to common stockholders.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In connection with the issuance of the Series A Preferred Stock, the Company issued a warrant (the “Warrant”) to Haveli to purchase up to 11,111,112 shares of Class A common stock, at a purchase price of $4.50 per share. The number of shares and exercise price are subject to anti-dilution adjustments for splits, dividends, capital reorganizations, reclassifications and similar transactions. The Warrant is exercisable for a period of 24 months from issuance, subject to the expiration or early termination of the applicable waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended. The Warrant has not been exercised as of September 30, 2024. The net proceeds were allocated to the Series A Preferred Stock and the Warrant based on their relative fair values as of the issuance date, in the amount of $130.8 million and $9.1 million, respectively. The proceeds allocated to Warrant were accounted for as paid-in capital.

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
Preferred Stock
Subject to the protective provisions afforded to the holders of the Series A Preferred Stock, the Company’s board of directors has the authority to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences, and rights of the shares of each series and any of its qualifications, limitations, or restrictions, in each case without further vote or action by the Company’s stockholders. As of September 30, 2024, the Company had 200,000,000 shares authorized and 150,000 shares of preferred stock issued and outstanding.
Share Repurchase Program
In August 2024, the Company's board of directors authorized the repurchase of up to $25.0 million of the Company’s Class A common stock. Repurchases may be made from time to time through open market repurchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of its Class A common stock, and it may be suspended at any time at the Company’s discretion. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. The share repurchase program has no set expiration date. The Company did not make any share repurchases under the repurchase program during the three months ended September 30, 2024.
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

A summary of the stock option activity is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(In thousands)		(In years)	(In thousands)
Balance as of December 31, 2023	19,946	$4.58	5.62	$11,762
Exercised	(538)	$1.61		$675
Canceled and forfeited	(1,465)	$10.23
Balance as of September 30, 2024	17,943	$4.22	5.19	$26,181

Vested and exercisable as of September 30, 2024	16,072	$4.25	5.16	$23,879

No options were granted during the three and nine months ended September 30, 2024 and 2023.

The number of options unvested as of September 30, 2024 and December 31, 2023 was 1,871 and 3,172, respectively. The weighted average grant-date fair value of these unvested options was $1.92 and $2.57 per share as of September 30, 2024 and December 31, 2023, respectively.

The total fair value of options vested during the three months ended September 30, 2024 and 2023 was $1.0 million and $2.8 million, respectively. The total fair value of options vested during the nine months ended September 30, 2024 and 2023 was $3.6 million and $9.6 million, respectively.

The aggregate intrinsic value of options exercised during the three and nine months ended September 30, 2024 was $0.1 million and $0.7 million, respectively. The aggregate intrinsic value of options exercised during the three and nine months ended September 30, 2023 was immaterial.

As of September 30, 2024, the total unrecognized stock-based compensation expense for stock options issued under the 2012 Plan and the 2021 Plan was approximately $3.4 million, which is expected to be recognized over a weighted average period of 2 years.
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

As of September 30, 2024, no shares of Class A common stock were subject to repurchase. As of December 31, 2023, 123,611 shares of Class A common stock were subject to repurchase, and the cash proceeds related to these shares were $0.4 million.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted average grant date fair value per share
	(In thousands)
Balance as of December 31, 2023	20,137	$1.30
Granted	6,604	$2.68
Vested	(8,761)	$1.60
Cancelled and forfeited	(1,957)	$1.64
Balance as of September 30, 2024	16,023	$1.66

As of September 30, 2024, there was $24.7 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.2 years. RSUs granted under the 2021 Plan generally vest quarterly over a period of one year from the grant date.

The total fair value of RSUs vested during the three months ended September 30, 2024 and 2023 was $4.3 million and $5.7 million, respectively. The total fair value of RSUs vested during the nine months ended September 30, 2024 and 2023 was $14.0 million and $30.1 million, respectively.
Performance Stock Units
In 2023, the Company’s board of directors granted a total of 5,500,000 restricted stock units with performance vesting conditions (“PSUs”) to certain senior executives. In 2024, a total of 800,000 PSUs were forfeited. The PSUs will vest in four tranches upon continued service and satisfaction of certain market-based performance targets related to the Company’s stock price hurdles. The estimated weighted average grant date fair value of the PSUs was $0.65 per share, which was determined using a Monte Carlo simulation model. The significant assumptions in the Monte Carlo simulation model include the risk-free interest rate, expected volatility of the Company’s stock price, and expected life of the award. The total stock-based compensation expense recognized for PSUs for the three and nine months ended September 30, 2024 was $0.5 million and $1.5 million, respectively. The total stock-based compensation expense recognized for PSUs for the three and nine months ended September 30, 2023 was $0.2 million and $0.3 million, respectively. The total unrecognized compensation expense related to PSUs was $1.4 million as of September 30, 2024, which will be recognized over an estimated weighted average remaining period of 1.6 years.
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

The total stock-based compensation expense recognized for this award for each of the three months ended September 30, 2024 and 2023 was $1.5 million. The total stock-based compensation expense recognized for this award for the nine months ended September 30, 2024 and 2023 was $4.4 million and $10.9 million, respectively.

The total unrecognized compensation expense related to the award was $9.6 million as of September 30, 2024, which will be recognized over an estimated weighted average remaining period of 3 years.
Stock-Based Compensation Expense
The Company’s stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Cost of revenue	$105	$227	$382	$979
Research and development(1)	2,169	4,090	8,088	17,050
Sales and marketing	862	1,577	2,715	6,291
General and administrative	3,535	3,148	10,828	15,478
Total	$6,671	$9,042	$22,013	$39,798
____________
(1) Net of $0.8 million and $1.9 million of additions to capitalized internal-use software for the three and nine months ended September 30, 2024, respectively, and none for the three and nine months ended September 30, 2023.
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
In 2024, the Company continued its workforce reduction initiatives with the elimination of certain additional positions in January (the “January 2024 Plan”) and September (the “September 2024 Plan” and together with the January 2024 Plan, the “workforce reduction plans”). The Company executed these workforce reduction initiatives as part of its broader efforts to improve cost efficiency and better align its operating structure with its business activities, with the focus on streamlining the Company’s title operations as well as its general and administrative functions. The execution of the January 2024 Plan was substantially completed in the second quarter of 2024. The execution of the September 2024 Plan is expected to be substantially completed in the fourth quarter of 2024.
The restructuring charges attributable to the workforce reduction plans amounted to approximately $1.7 million and $2.9 million for the three and nine months ended September 30, 2024, respectively. The restructuring charges attributable to the workforce reduction plans, not including executive transition costs, amounted to approximately $9.1 million and $23.1 million for the three and nine months ended September 30, 2023, respectively. Remaining charges related to the September 2024 plan are not expected to be material.
The restructuring charges for workforce reduction plans consisted primarily of cash expenditures for compensation, severance, and transition payments, employee benefits, payroll taxes and related facilitation costs. The restructuring charges attributable to

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

the August 2023 plan also include an accelerated expense of $2.1 million consisting of prepaid cash bonuses issued in the first and second quarter of 2023 to certain employees in lieu of previously committed equity-based awards.
Lease Termination and Abandonment
For the quarter ended September 30, 2024, the Company entered into an agreement to fully terminate one of its leases incurring a net $1.2 million restructuring charge primarily related to the early termination fee, and abandoned another leased facility, incurring a $3.3 million restructuring charge primarily related to accelerated amortization of the right-of-use asset and disposal of the accompanying leasehold improvements. The remaining $3.5 million lease liability related to the abandoned lease facility is presented under Other current liabilities and the Company will continue to make payments under the lease agreement until the end of the lease term on September 30, 2025.
Executive Transition Costs
Effective March 16, 2023, Marc Greenberg stepped down as Head of Finance of the Company, and as the Company’s principal financial officer under Section 16a-1(f) of the Exchange Act. In connection with Mr. Greenberg’s resignation as Head of Finance, the Company entered into a discretionary retention bonus letter with Mr. Greenberg, which provided that the Company would pay Mr. Greenberg a bonus (the “Bonus Payment”) equal to the amount by which the aggregate value of his total compensation is less than $1,458,333 for the period between September 1, 2022 through the March 31, 2023, provided Mr. Greenberg remained continuously employed by the Company through March 31, 2023. The Bonus Payment was made in cash or fully vested shares of Class A Common Stock of Blend of equivalent value, as determined by the Company’s Compensation Committee in its sole discretion. Mr. Greenberg’s last day of employment with Blend was April 3, 2023, and subsequently he received the Bonus Payment in cash in the amount of $0.9 million. In addition to the Bonus Payment, Mr. Greenberg received a severance package, which included 9 weeks of severance and other benefits in accordance with Company practices.

Effective February 1, 2023, Crystal Sumner stepped down as Head of Legal, Compliance, and Risk and Corporate Secretary of the Company. In connection with Ms. Sumner’s departure, the Company entered into a transition agreement with Ms. Sumner, pursuant to which Ms. Sumner received a transition payment equal to 9 weeks of Ms. Sumner’s then-current base salary in accordance with Company practices.

The restructuring charges attributable to the executive transaction costs were $1.1 million for the nine months ended September 30, 2023.
The reconciliation of the restructuring liability balances is as follows:

(In thousands)
Restructuring liability as of December 31, 2022	$1,614
January 2023 Plan charge	14,025
Executive transition costs	1,107
August 2023 Plan charge (excluding accelerated amortization of prepaid cash bonuses)	7,685
Settlements	(24,331)
Restructuring liability as of December 31, 2023	$100
January 2024 Plan charge	1,190
September 2024 Plan charge	1,681
Settlements	(1,875)
Restructuring liability as of September 30, 2024	$1,096
14. Income Taxes
The provision for income taxes was less than $0.1 million for the three months ended September 30, 2024 and 2023, respectively. The Company recorded a provision for income taxes of $0.1 million and $0.2 million for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate for the three and nine months ended September 30, 2024 three and nine months ended September 30, 2024 and 2023 was (0.2)%. The effective tax rates differ from the federal statutory rate primarily due to a valuation allowance on the Company’s deferred tax assets.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company reassessed the ability to realize deferred tax assets by considering the available positive and negative evidence. As of September 30, 2024, the Company concluded that its net deferred tax assets are not more-likely-than-not to be realized and maintained a full valuation allowance against such net deferred tax assets.

As of September 30, 2024, the Company files tax returns in the U.S. federal and various state jurisdictions. Due to the Company’s U.S. net operating loss carryforwards, its income tax returns generally remain subject to examination by federal and most state tax authorities. Beginning in 2022, the Company’s subsidiary in India files income tax returns in India which are subject to examination by local tax authorities. This subsidiary is currently under examination by the tax authorities for the fiscal years ended March 31, 2023 and 2022.
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

	Three Months Ended September 30,
	2024		2023
	Class A Common	Class B Common	Class A Common	Class B Common
	(In thousands, except per share data)
Numerator:
Net loss attributable to Blend Labs, Inc.	$(2,404)	$(41)	$(40,074)	$(1,686)
Less: accretion of RNCI to redemption value	(1,730)	(30)	(1,393)	(59)
Less: Accretion of Series A Preferred Stock to redemption value	(3,980)	(68)	—	—
Net loss attributable to Blend Labs, Inc common stockholders	$(8,114)	$(139)	$(41,467)	$(1,745)

Denominator:
Weighted average common stock outstanding, basic and diluted	250,612	4,298	236,464	9,946
Net loss per share attributable to Blend Labs, Inc.:
Basic and diluted	$(0.03)	$(0.03)	$(0.18)	$(0.18)

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
	2024		2023
	Class A Common	Class B Common	Class A Common	Class B Common
	(In thousands, except per share data)
Numerator:
Net loss attributable to Blend Labs, Inc.	$(41,300)	$(1,220)	$(142,123)	$(6,285)
Less: accretion of RNCI to redemption value	(4,612)	(136)	(4,884)	(216)
Less: Accretion of Series A Preferred Stock to redemption value	(6,517)	(192)	—	—
Net loss attributable to Blend Labs, Inc common stockholders	$(52,429)	$(1,548)	$(147,007)	$(6,501)

Denominator:
Weighted average common stock outstanding, basic and diluted	245,719	7,258	233,721	10,336
Net loss per share attributable to Blend Labs, Inc.:
Basic and diluted	$(0.21)	$(0.21)	$(0.63)	$(0.63)

The following potential shares of common stock were excluded from the computation of diluted net earnings per share attributable to the Company for the periods presented because including them would have been antidilutive as the Company has reported net loss for each of the periods presented:

	As of September 30,
	2024	2023
	(In thousands)
Outstanding stock options	17,943	22,084
Early exercised options subject to repurchase	—	205
Non-plan Co-Founder and Head of Blend options	26,057	26,057
Unvested restricted stock units	16,023	25,486
Unvested performance stock awards	4,700	4,000
Common stock warrants	11,709	598
Series A redeemable convertible preferred stock	46,154	—
Total anti-dilutive securities	122,586	78,430
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

The following table provides information about each reportable segment:

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Segment revenue:
Software platform	$31,066	$26,505	$79,277	$77,590
Professional services	2,038	2,137	6,363	6,087
Blend Platform segment	33,104	28,642	85,640	83,677
Title segment	12,080	11,949	34,971	37,065
Total revenue	$45,184	$40,591	$120,611	$120,742

Segment gross profit:
Software platform	$24,772	$20,830	$62,134	$60,626
Professional services	(272)	(800)	(1,251)	(2,361)
Blend Platform segment	24,500	20,030	60,883	58,265
Title segment	1,496	2,033	4,932	3,144
Total gross profit	$25,996	$22,063	$65,815	$61,409

Operating expenses:
Research and development	$10,127	$18,826	$37,226	$67,174
Sales and marketing	9,883	14,494	29,468	48,190
General and administrative	13,140	15,819	39,599	56,146
Restructuring	6,165	9,122	7,355	24,254
Total operating expenses	39,315	58,261	113,648	195,764
Loss from operations	(13,319)	(36,198)	(47,833)	(134,355)
Interest expense	—	(8,210)	(6,747)	(23,726)
Other income (expense), net	10,710	2,632	11,952	8,746
Loss before income taxes	$(2,609)	$(41,776)	$(42,628)	$(149,335)

17. Strategic Partnership and Sale of Insurance Business
On September 30, 2024, the Company entered into a multi-element transaction which included a strategic partnership agreement as well as the sale of its insurance business. As part of the strategic partnership agreement, the Company granted a five-year term license allowing the partner to integrate its insurance solutions into the Company’s platform for an annual fee plus transaction-based charges. The Company also received $10.1 million in cash proceeds and a warrant to purchase up to 177,516 Class B Units of the partner, at a purchase price of $0.001 per unit (the “Partner Warrant”). The Partner Warrant has a term of ten years and expires on September 30, 2034. The fair value of the Partner Warrant at the time of grant was approximately $0.7 million.

The Company recognized a gain on the sale of insurance business of $9.2 million, net of transaction costs of $0.3 million, which is presented within other income (expense), net in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2024.

The Company has determined the five-year term license is a performance obligation under ASC 606, Revenue from Contracts with Customers. The Company recognized a deferred revenue liability of $1.0 million related to the performance obligations under the strategic partnership agreement as part of the transaction at closing.

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

Industry forecasters estimate that mortgage origination activity increased in the first nine months of 2024 compared to the same period last year, and predict such increase in activity will continue into the final three months of 2024 and into 2025 compared to the same periods in the prior years, respectively. This increase depends on many factors, such as changes in the Federal Reserve’s policies or pressures in the macroeconomic environment, all of which are uncertain and out of our control. As a large portion of our revenue is driven by mortgage and mortgage related transaction volumes, changes in mortgage origination volumes have had, and are likely to continue to have, material effects on our business.

Strategic Partnership and Sale of Insurance Business
On September 30, 2024, we entered into a strategic partnership agreement, whereby we granted a five-year term license allowing the partner to integrate its insurance solutions into our platform for an annual fee plus transaction-based charges. In connection with the partnership agreement, we sold our insurance business to the partner for cash proceeds of $10.1 million and a warrant to purchase up to 177,516 Class B Units of the partner, at a purchase price of $0.001 per unit.
Workforce Reduction Plan
In September 2024, we executed a workforce reduction plan (the “September 2024 Plan”), which eliminated approximately 50 current positions, or 9% of our then-current workforce. The September 2024 Plan further streamlines our title and corporate operations. We incurred approximately $1.7 million in charges in connection with the September 2024 Plan, consisting primarily of cash expenditures for compensation, severance, and transition payments, employee benefits, payroll taxes and related facilitation costs. The execution of the September 2024 Plan is expected to be substantially complete in the fourth quarter of 2024.
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

We expect mortgage interest rates will continue to impact the demand for mortgage and mortgage related products, including refinance transactions. In most cases, higher interest rates have led to higher loan rates charged to consumers, which has adversely affected the ability of our customers to generate refinance transaction volumes. Refinance activity was strong in 2020 and 2021 relative to historical averages over the preceding decade; however, an increase in interest rates due to efforts by the Federal Reserve to manage rising inflation resulted in a decline in refinance transactions volume in both 2022 and 2023, resulting in lower title insurance and other services revenue within the Title segment. In September 2024, the Federal Reserve lowered the federal funds rate by 50 basis points, easing monetary policy for the first time in four years. Should the Federal Reserve continue to ease monetary policy and further lower its interest rate target, we expect refinance transaction volumes may increase, which in turn may have a positive impact on Title revenue.
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
Operating Expenses
We have taken actions to manage our operating expenses and focus our investments on initiatives critical to achieving our broader strategy. We expect to see ongoing improvements to our expenses from these actions in the remainder of 2024.

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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses, including stock-based compensation expense, costs of general marketing activities, advertising and promotional activities, travel-related expenses, and allocated overhead costs. Sales commissions that are incremental costs of acquiring a contract with a customer as well as associated payroll taxes, are deferred and amortized on a straight-line basis over the estimated period of benefit. Sales commissions that are not incremental costs of acquiring a contract with a customer are expensed in the period incurred.

General and Administrative
General and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation expense for our finance, accounting, legal and compliance, human resources, and other administrative teams, certain executives, stock-based compensation expense related to the stand-alone stock option award granted to our Co-Founder and Head of Blend in 2021, professional services fees, including audit, legal and compliance, software and hosting costs, external consulting expenses, and insurance expenses.
Restructuring
Restructuring charges relate to our workforce reduction plans and facilities restructuring actions. Charges related to workforce reduction plans are comprised of cash expenditures for compensation and severance payments, executive transition costs, employee benefits, payroll taxes and related facilitation costs. Charges related to facilities restructuring actions are comprised of costs related to early termination of the lease agreement and impairment of the right-of-use asset in connection with the abandonment of the property. Refer to Note 13, Restructuring, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned from our investment portfolio. For the nine months ended September 30, 2024, other income (expense), net also includes a gain on sale of insurance business in connection with strategic partnership, an adjustment to the carrying value of investment in non-marketable equity securities, a loss on extinguishment of debt, and a loss on transfer of our subsidiary in India.
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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Revenue
Software platform	$31,066	$26,505	$79,277	$77,590
Professional services	2,038	2,137	6,363	6,087
Title	12,080	11,949	34,971	37,065
Total revenue	45,184	40,591	120,611	120,742
Cost of revenue(1)
Software platform	6,294	5,675	17,143	16,964
Professional services	2,310	2,937	7,614	8,448
Title	10,584	9,916	30,039	33,921
Total cost of revenue	19,188	18,528	54,796	59,333
Gross profit	25,996	22,063	65,815	61,409
Operating expenses:
Research and development(1)	10,127	18,826	37,226	67,174
Sales and marketing(1)	9,883	14,494	29,468	48,190
General and administrative(1)	13,140	15,819	39,599	56,146
Restructuring	6,165	9,122	7,355	24,254
Total operating expenses	39,315	58,261	113,648	195,764
Loss from operations	(13,319)	(36,198)	(47,833)	(134,355)
Interest expense	—	(8,210)	(6,747)	(23,726)
Other income (expense), net	10,710	2,632	11,952	8,746
Loss before income taxes	(2,609)	(41,776)	(42,628)	(149,335)
Income tax (expense) benefit	(18)	(44)	(83)	(168)
Net loss	$(2,627)	$(41,820)	$(42,711)	$(149,503)

(1)Includes stock-based compensation as follows:	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Cost of revenue	$105	$227	$382	$979
Research and development(2)	2,169	4,090	8,088	17,050
Sales and marketing	862	1,577	2,715	6,291
General and administrative	3,535	3,148	10,828	15,478
Total stock-based compensation	$6,671	$9,042	$22,013	$39,798
____________
(2) Net of $0.8 million and $1.9 million of additions to capitalized internal-use software for the three and nine months ended September 30, 2024, respectively, and none for the three and nine months ended September 30, 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(as a % of revenue)*
Revenue
Software platform	68%	65%	66%	64%
Professional services	5	5	5	5
Title	27	30	29	31
Total revenue	100	100	100	100
Cost of revenue
Software platform	14	14	14	14
Professional services	5	7	6	7
Title	23	25	25	28
Total cost of revenue	42	46	45	49
Gross margin	58	54	55	51
Operating expenses:
Research and development	22	47	31	55
Sales and marketing	22	36	24	40
General and administrative	30	39	33	47
Restructuring	14	22	6	20
Total operating expenses	88	144	94	162
Loss from operations	(30)	(89)	(39)	(111)
Interest expense	—	(20)	(6)	(20)
Other income (expense), net	24	6	10	7
Loss before income taxes	(6)	(103)	(35)	(124)
Income tax (expense) benefit	—	—	—	—
Net loss	(6)%	(103)%	(35)%	(124)%
____________
*Certain percentages may not foot due to rounding.

Comparison of the Three Months Ended September 30, 2024 and 2023
Revenue and Cost of Revenue

	Three Months Ended September 30,
	2024		2023		$ Change	% Change
	(In thousands)
Segment revenue:
Blend Platform:
Mortgage Suite	$21,546		$20,306		$1,240	6%
Consumer Banking Suite	9,520		6,199		3,321	54%
Professional Services	2,038		2,137		(99)	(5%)
Total Blend Platform	33,104		28,642		4,462	16%
Title	12,080		11,949		131	1%
Total revenue	$45,184		$40,591		$4,593	11%
Segment cost of revenue:
Blend Platform	$8,604		$8,612		$(8)	—%
Title	10,584		9,916		668	7%
Total cost of revenue	$19,188		$18,528		$660	4%
Segment gross profit and gross margin:
Blend Platform	$24,500	74%	$20,030	70%	$4,470	22%
Title	1,496	12%	2,033	17%	(537)	(26%)
Total gross profit	$25,996	58%	$22,063	54%	$3,933	18%
Revenue increased $4.6 million, or 11%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, driven by an increase in Blend Platform revenue of $4.5 million, or 16%, and an increase in Title segment revenue of $0.1 million, or 1%. Within Blend Platform revenue, Mortgage Suite revenue increased $1.2 million, or 6%, primarily driven by higher attach rates of our add-on products like close and income verification, and Consumer Banking Suite revenue increased $3.3 million, or 54%, primarily driven by an increase in platform fees, fees from new deployments, and an increase in home equity and close transactions.

Cost of revenue increased $0.7 million, or 4%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily driven by an increase of $0.7 million, or 7% within the Title segment.

Gross profit increased $3.9 million, or 18% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Gross margin was 58% for the three months ended September 30, 2024 compared to 54% for the three months ended September 30, 2023. Within Blend Platform segment, gross profit increased by $4.5 million, while gross margin increased to 74% in the three months ended September 30, 2024, as compared to 70% in the three months ended September 30, 2023, primarily due to higher Blend Platform revenue and flat associated cost of revenue. Within the Title segment, gross profit decreased by $0.5 million, while gross margin decreased to 12% in the three months ended September 30, 2024, as compared to 17% in the three months ended September 30, 2023, primarily due to an increase in cost of revenue from higher vendor and technology costs while revenue remained flat.

Operating Expenses

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$10,127	$18,826	$(8,699)	(46%)
Sales and marketing	9,883	14,494	(4,611)	(32%)
General and administrative	13,140	15,819	(2,679)	(17%)
Restructuring	6,165	9,122	(2,957)	(32%)
Total operating expenses	$39,315	$58,261	$(18,946)	(33%)
Research and Development
Research and development expenses decreased $8.7 million, or 46%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily due to a $4.2 million capitalization of internal-use software development costs, a $3.0 million decrease in personnel related expenses, and a $1.1 million decrease in stock-based compensation expense attributable to a decrease in headcount, in each case, related to our restructuring actions, and a $0.3 million decrease in software and hosting costs.
Sales and Marketing
Sales and marketing expenses decreased $4.6 million, or 32%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily due to a $2.1 million decrease in personnel related expenses and a $0.7 million decrease in stock-based compensation expense attributable to a decrease in headcount, in each case, related to our restructuring actions, a $1.4 million decrease in commissions, a $0.3 million decrease in software and hosting costs, and a $0.2 million decrease in advertising and promotion expenses.
General and Administrative
General and administrative expenses decreased $2.7 million, or 17%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily due to a $1.4 million decrease in personnel related expenses attributable to a decrease in headcount related to our restructuring actions, a $0.9 million decrease in external consulting expenses, and a $0.4 million decrease in insurance expenses.
Restructuring
Restructuring expenses decreased $3.0 million, or 32%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to the execution of the August 2023 workforce reduction plan, which was larger than the September 2024 workforce reduction plan, which was partially offset by facilities-related restructuring charges incurred for three months ended September 30, 2024. The costs related to each workforce reduction plan included cash expenditures for compensation and severance payments, executive transition costs, employee benefits, payroll taxes and related facilitation costs.

Interest Expense

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(In thousands)
Interest expense	$—	$(8,210)	$8,210	(100%)
Interest expense decreased $8.2 million, or 100%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to the optional prepayment of the outstanding Term Loan under the Credit Agreement in an aggregate principal amount of $85.0 million on November 27, 2023 and repayment of all remaining amounts outstanding and payable under the Credit Agreement in an aggregate amount of $146.1 million on April 29, 2024. The borrowings under the Credit Agreement accrued interest at a floating rate which could be, at our option, either (i) an adjusted Term SOFR rate for a specified interest period plus an applicable margin of 7.50% or (ii) a base rate plus an applicable margin of 6.50%. The effective interest rate on our Term Loan was approximately 14.55% as of April 29, 2024, the date of its termination.
Other Income (Expense), net

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(In thousands)
Other income (expense), net	$10,710	$2,632	$8,078	307%
Other income (expense), net increased $8.1 million, or 307%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily due to an $9.2 million gain on sale of insurance business in connection with the strategic partnership recognized in the three months ended September 30, 2024, offset by a $1.3 million decrease in interest income on our investment portfolio due to a smaller invested cash balance in the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.
Income Tax Expense

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(In thousands)
Income tax expense	$(18)	$(44)	$26	(59%)
The decrease in income tax expense for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was immaterial.

Comparison of the Nine Months Ended September 30, 2024 and 2023
Revenue and Cost of Revenue

	Nine Months Ended September 30,
	2024		2023		$ Change	% Change
	(In thousands)
Segment revenue:
Blend Platform:
Mortgage Suite	$55,078		$60,371		$(5,293)	(9%)
Consumer Banking Suite	24,199		17,219		6,980	41%
Professional Services	6,363		6,087		276	5%
Total Blend Platform	85,640		83,677		1,963	2%
Title	34,971		37,065		(2,094)	(6%)
Total revenue	$120,611		$120,742		$(131)	—%
Segment cost of revenue:
Blend Platform	$24,757		$25,412		$(655)	(3%)
Title	30,039		33,921		(3,882)	(11%)
Total cost of revenue	$54,796		$59,333		$(4,537)	(8%)
Segment gross profit and gross margin:
Blend Platform	$60,883	71%	$58,265	70%	$2,618	4%
Title	4,932	14%	3,144	8%	1,788	57%
Total gross profit	$65,815	55%	$61,409	51%	$4,406	7%
Revenue remained flat for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, driven by the offsetting impact of a decrease in Title segment revenue of $2.1 million, or 6%, primarily due to the lower volume of title orders, and an increase in Blend Platform revenue of $2.0 million, or 2%. Within Blend Platform revenue, Mortgage Suite revenue decreased $5.3 million, or 9%, primarily due to the lower volume of mortgage banking transactions with our customers, Consumer Banking Suite revenue increased $7.0 million, or 41%, primarily due to the increase in home equity transactions and incremental platform fees, due to new deployments, and an increase in attach rates of our digital closing solution, and Professional Services revenue increased by $0.3 million, or 5%, primarily due to an increase in professional services associated with the support of our platform.

Cost of revenue decreased $4.5 million, or 8%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, driven by a decrease of $3.9 million, or 11% within the Title segment, primarily due to a decrease in personnel related expenses, attributable to a decrease in headcount related to our restructuring actions, as well as the lower volume of title orders, and a decrease in Blend Platform cost of revenue of $0.7 million, or 3%, primarily due to the lower volume of mortgage banking transactions.

Gross profit increased $4.4 million, or 7% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Gross margin was 55% for the nine months ended September 30, 2024 compared to 51% for the nine months ended September 30, 2023. Within Blend Platform segment, gross profit increased by $2.6 million, while gross margin increased to 71% in the nine months ended September 30, 2024 as compared to 70% in the nine months ended September 30, 2023. The increase in gross profit was primarily due to lower cost of revenue. Within the Title segment, gross profit increased by $1.8 million while gross margin increased to 14% in the nine months ended September 30, 2024 as compared to 8% in the nine months ended September 30, 2023 due to operating efficiencies and ongoing cost optimizations.

Operating Expenses

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$37,226	$67,174	$(29,948)	(45%)
Sales and marketing	29,468	48,190	(18,722)	(39%)
General and administrative	39,599	56,146	(16,547)	(29%)
Restructuring	7,355	24,254	(16,899)	(70%)
Total operating expenses	$113,648	$195,764	$(82,116)	(42%)
Research and Development
Research and development expenses decreased $29.9 million, or 45%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily due to a $12.6 million decrease in personnel related expenses and a $7.0 million decrease in stock-based compensation expense attributable to a decrease in headcount, in each case, related to our restructuring actions, a $9.0 million decrease due to the capitalization of internal-use software development costs and a $1.3 million decrease in software and hosting costs.
Sales and Marketing
Sales and marketing expenses decreased $18.7 million, or 39%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily due to a $9.5 million decrease in personnel related expenses and a $3.6 million decrease in stock-based compensation expense attributable to a decrease in headcount, in each case, related to our restructuring actions, a $2.7 million decrease in commissions, a $1.3 million decrease in advertising and promotion expenses, a $1.0 million decrease in software and hosting costs and a $0.5 million decrease in trade shows and conference costs.
General and Administrative
General and administrative expenses decreased $16.5 million, or 29%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was due to a $4.6 million decrease in stock-based compensation expense, primarily attributable to vesting of the second tranche of Head of Blend options in 2023 and a decrease in headcount related to our restructuring actions, which also contributed to a $5.7 million decrease in personnel related expenses, a $1.9 million decrease in external consulting expenses, a $1.7 million decrease in insurance expenses, a $1.4 million decrease in professional and outside services costs and a $1.4 million decrease in software and hosting costs.
Restructuring
Restructuring expenses decreased $16.9 million, or 70%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to the execution of the January 2023 and August 2023 workforce reduction plans, which were larger than the January 2024 and September 2024 workforce reduction plans. This decrease in workforce-related restructuring expenses was partially offset by an increase in facilities-related restructuring charges incurred for the nine months ended September 30, 2024. The costs related to each workforce reduction plan included cash expenditures for compensation and severance payments, executive transition costs, employee benefits, payroll taxes and related facilitation costs.

Interest Expense

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(In thousands)
Interest expense	$(6,747)	$(23,726)	$16,979	(72%)
Interest expense decreased $17.0 million, or 72%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to the optional prepayment of the outstanding Term Loan under the Credit Agreement in an aggregate principal amount of $85.0 million on November 27, 2023 and repayment of all remaining amounts outstanding and payable under the Credit Agreement in an aggregate amount of $146.1 million on April 29, 2024. The borrowings under the Credit Agreement accrued interest at a floating rate which could be, at our option, either (i) an adjusted Term SOFR rate for a specified interest period plus an applicable margin of 7.50% or (ii) a base rate plus an applicable margin of 6.50%. The effective interest rate on our Term Loan was approximately 14.55% as of April 29, 2024, the date of its termination.
Other Income (Expense), net

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(In thousands)
Other income (expense), net	$11,952	$8,746	$3,206	37%
Other income (expense), net increased $3.2 million, or 37%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to an $9.2 million gain on sale of insurance business in connection with the strategic partnership, a $4.4 million gain on investment on non-marketable equity securities due to an observable price change, offset by a $5.5 million loss on extinguishment of debt recognized in the nine months ended September 30, 2024, a $4.6 million decrease in interest income on our investment portfolio due to a smaller invested cash balance in the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, and a $0.6 million loss on transfer of our subsidiary in India.
Income Tax Expense

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(In thousands)
Income tax expense	$(83)	$(168)	$85	(51%)
The decrease in income tax expense for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was immaterial.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through proceeds from the issuance of our stock and warrants and cash generated from the sale of our product offerings, as well as debt financing. As of September 30, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $116.8 million. Cash and cash equivalents are comprised of bank deposits and money market funds. Marketable securities are comprised of U.S. treasury and agency securities, commercial paper, and corporate debt securities. Most of our cash and cash equivalents are held in the United States.

We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $1,384.1 million as of September 30, 2024. We may incur operating losses in the future due to the investments that we intend to make in our business and pressures on revenue growth due to the recent macroeconomic environment, and as a result, we may require additional capital resources to grow our business.

Share Repurchase Program

In August 2024, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock, in an aggregate amount up to $25 million. Repurchases may be made at out discretion from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our Class A common stock under this authorization. The share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. During the three and nine months ended September 30, 2024, we did not repurchase any of our Class A common stock under our share repurchase program. As of September 30, 2024, approximately $25 million remained authorized and available under our share repurchase program for future share repurchases. Please refer to Note 11, Stockholder’s Equity, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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
Material Cash Requirements
After the termination of the Credit Agreement, our material cash requirements arising from known contractual and other obligations primarily relate to lease obligations for our office locations and purchase commitments. Other than the changes in our lease obligations described in Note 7, Leases, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no significant changes in our material cash requirements from the contractual obligations described in our Annual Report on Form 10-K for the year ended December 31, 2023.
In September 2024, we continued our workforce reduction initiatives (the “September 2024 Plan”). The September 2024 Plan eliminated approximately 50 current positions, or 9% of our then-current workforce. We incurred approximately $1.7 million in charges in connection with the September 2024 Plan. The execution of the September 2024 Plan is expected to be substantially complete in the fourth quarter of 2024. The eliminated positions represent annualized compensation expenses of approximately $7.9 million.

We believe that current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements, however, will depend on continued growth in our customer base, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and features, the continuing market adoption of Blend’s software platform, and the effectiveness of our efforts to improve cost efficiency. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights; additionally, we may repurchase shares of our Class A common stock from time to time under our share repurchase program. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition would be adversely affected. See the section titled “Risk Factors—Risks Related to Our Business—Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and harm our results of operations.”
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Net cash used in operating activities	$(8,458)	$(106,930)
Net cash provided by investing activities	47,284	74,069
Net cash used in financing activities	(14,739)	(4,837)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(5)	(10)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$24,082	$(37,708)
Cash Used in Operating Activities
Our largest source of operating cash is cash collections from our customers, and our primary uses of cash in operations are for employee-related expenditures, sales and marketing expenses, and third-party hosting costs.

Net cash used in operating activities for the nine months ended September 30, 2024 and 2023 was $8.5 million and $106.9 million, respectively. The decrease in cash used in operations reflects our net loss adjusted for noncash items, such as charges associated with stock-based compensation, depreciation and amortization, gain on investment in equity securities, amortization of deferred contract costs, amortization of operating lease right-of-use assets, and amortization of debt discount and issuance costs on our long-term debt, loss on debt extinguishment, gain on sale of insurance business, and changes in operating assets and liabilities. Fluctuations in operating assets and liabilities are affected primarily by changes in trade and other receivables, prepaid expenses and other current assets, accrued compensation, deferred revenue, accounts payable and other liabilities.

Cash Provided by Investing Activities
Net cash provided by investing activities during the nine months ended September 30, 2024 was $47.3 million, which was primarily due to sales of marketable securities of $100.3 million and maturities of marketable securities of $41.9 million, $9.1 million proceeds from sale of insurance business, offset by $96.4 million used in the purchase of marketable securities and $7.3 million in additions of property and equipment, primarily related to capitalized internal-use software development costs.

Net cash provided by investing activities during the nine months ended September 30, 2023 was $74.1 million, which was primarily due to the maturities of marketable securities of $277.9 million, offset by purchases of $203.3 million of marketable securities and $0.5 million in purchases of property and equipment.

Cash Used in Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2024 was $14.7 million, primarily consisting of $144.5 million repayment of long-term debt, $9.5 million payment of issuance costs related to the Series A Preferred Stock and the Warrant, payment of taxes related to net share settlement of equity awards of $11.0 million, offset by $149.4 million proceeds from the issuance of Series A Preferred Stock and the Warrant, and proceeds from the exercises of stock options of $0.9 million.

Net cash used in financing activities for the nine months ended September 30, 2023 was $4.9 million, primarily consisting of payment of taxes related to net share settlement of equity awards.

Contingent Obligations
We administer escrow and trust deposits held at third-party financial institutions representing funds received under real estate contracts, escrowed funds received under escrow agreements, and/or undisbursed amounts received for settlement of mortgage and home equity loans. Cash held for these purposes was approximately $23.2 million, net of outstanding checks in transit of $35.8 million as of September 30, 2024. These funds are not considered assets of ours and, therefore, are not included in our unaudited condensed consolidated balance sheet; however, we are contingently liable for the disposition of these funds on behalf of consumers.

As of September 30, 2024, we did not have any other relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $55.0 million and marketable securities and other investments of $61.7 million as of September 30, 2024, which consisted of bank deposits, money market funds, U.S. treasury and agency securities and commercial paper. The cash and cash equivalents are held primarily for working capital purposes. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points change in interest rates during any of the periods presented would not have had a material impact on our investments. On April 29, 2024, we repaid in full all amounts outstanding and payable under the Term Loan.
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
Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective as of September 30, 2024.

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
•We have in the past, and may in the future, make strategic acquisitions or dispositions or we may enter into partnerships, strategic collaborations, joint ventures or licensing agreements and investments, and we face risks related to execution and the integration of such acquisitions or dispositions, including our acquisition of Title365, or investments and the management of any associated growth;
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
The mortgage market is heavily influenced by government policies and overall economic conditions. The real estate environment, including interest rates and the general economic environment, typically impacts demand for mortgage and mortgage-related products. Increases in interest rates due to efforts by the Federal Reserve to manage rising inflation, combined with ongoing supply constraints, resulted in a decline in mortgage origination activity in 2022 and a further decline in 2023. Industry forecasters estimate that mortgage origination activity increased in the first nine months of 2024 compared to the same period last year, and predict such increase in activity will continue into the final three months of 2024 and into 2025 compared to the same periods in the prior years, respectively. This increase depends on many factors, such as changes in the Federal Reserve’s policies or pressures in the macroeconomic environment, all of which are uncertain and out of our control. As a large portion of our revenue is driven by mortgage and mortgage-related transaction volumes, changes in mortgage origination volumes have had, and are likely to continue to have, material effects on our business. The number of mortgage loans and refinances has been and may continue to be affected by negative trends in the general economy in the United States and abroad, including conditions resulting from changes in gross domestic product, financial and credit market fluctuations, the potential recessionary environment and macroeconomic uncertainty, increased interest rates, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, increased unemployment, political turmoil, pandemics, natural catastrophes, warfare, such as the current war in Ukraine and the potential effects of sanctions, the current conflict in the Middle East, and terrorist attacks on the United States, Europe, the Middle East region, the Asia Pacific region or elsewhere, and any such decrease in mortgage origination volumes is likely to have an adverse impact on our business.
Increases in market interest rates have, and will likely continue to, adversely affect our business, financial condition, and results of operations.
Increasing interest rates have adversely impacted the spending levels of consumers and their ability and willingness to borrow money. In most cases, higher interest rates have led to higher loan rates charged to consumers, which has adversely affected the ability of our customers to generate volume and in turn, the number of transactions enabled through our platform and thus our ability to generate revenue from such transactions. The Federal Reserve raised the federal funds rate by an aggregate of 525 basis points from March 2022 until July 2023. As a result of such interest rate increases, consumers and financial services firms were less inclined to borrow money for mortgages, and to refinance existing mortgages, which resulted in less engagement with our platform and/or our services. In September 2024, the Federal Reserve lowered the federal funds rate by 50 basis points, easing monetary policy for the first time in four years. Notwithstanding this recent interest rate decrease, we have experienced in the past, and may continue to experience in the future, a reduction in the volume of transactions enabled through our platform and the value of title orders processed. In addition, while we have cut expenses to align our business to the operating environment, revenue generated from such transactions may decline faster than our ability to reduce expenses, and such declines have and may continue to adversely affect our business, financial condition, and results of operations. Should the Federal Reserve continue to ease monetary policy and further lower its interest rate target, loan rates charged to consumers may decrease, which in turn may have a positive impact on overall mortgage origination activity, but such actions by the Federal Reserve or consumers are speculative and difficult to predict with certainty.

Unfavorable conditions in our industry or the global economy or reductions in technology spending could limit our ability to grow our business and adversely affect our financial condition and results of operations.
Our results of operations have and are expected to continue to vary based on the impact of changes in our industry or the U.S. economy on us or our customers. Our revenue growth and potential profitability depend on demand for our solutions. Economic uncertainties have and could continue to adversely affect our business and results of operations. Negative conditions in the general economy in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, the potential recessionary environment and macroeconomic uncertainty, increased interest rates, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, increased unemployment, political turmoil, pandemics, natural catastrophes, warfare, such as the current war in Ukraine and the potential effects of sanctions, the current conflict in the Middle East, and terrorist attacks on the United States, Europe, the Middle East region, the Asia Pacific region or elsewhere, has caused and could further cause a decrease in lending activity and business investments, including spending on technology, and as a result, negatively affect the growth of our business. To the extent our solutions are perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general technology spending. Also, competitors, some of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be adversely affected.
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
•the impact of worldwide economic conditions, including economic slowdowns, changes in market interest rates, recessions, housing affordability, and tightening of credit markets, including due to the war in Ukraine and the conflict in the Middle East;
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
We have in the past, and may in the future, make strategic acquisitions or dispositions or we may enter into partnerships, strategic collaborations, joint ventures or licensing agreements and investments, and we face risks related to the execution and integration of such acquisitions or dispositions, including our acquisition of Title365, or investments and the management of any associated growth.
We have in the past, and may in the future, expand, diversify or streamline our operations with strategic acquisitions or dispositions or entry into partnerships, strategic collaborations, joint ventures, or licensing arrangements and investments in and with companies, businesses, personnel, and technologies in the future. For example, on

June 30, 2021, we completed our acquisition of Title365. Each transaction requires unique approaches to integration due to, among other reasons, the structure of the transaction, the integration of technology, the size, locations, and cultural differences among their teams and ours, and has required, and will continue to require, attention from our management team. Such transactions may also require additional management resources to integrate more significant and often more complex businesses into our company.

We may be unable to identify or complete prospective acquisitions or dispositions or partnerships, strategic collaborations, joint ventures or licensing arrangements and investments for many reasons, including, competition for acquisition targets, our inability or unwillingness to pay for targets with high valuations, the absence of a market for certain strategic transactions we may want to pursue or our inability to identify suitable targets, or our inability to finance an acquisition. Antitrust or other regulatory requirements may also delay or prevent an acquisition or require us to make changes to our business to be able to consummate the acquisition. Further, any issuances of equity as part of the consideration for the target will dilute our existing stockholders.

Even if we are able to complete an acquisition, partnership, or investment, our future success depends in part on our ability to integrate any future acquisitions and manage any investments, businesses, and entry into partnerships effectively, and we can provide no assurance that such acquired businesses, or any investment or strategic transaction that we enter into, will be successfully integrated into our business, generate revenue, or achieve any expected benefits on a timely basis or at all.

Any future acquisitions, or similar strategic transactions involve numerous risks, any of which could harm our business and negatively affect our financial condition and results of operations, including:
•diversion of management’s attention, including oversight over acquired or disposed businesses;
•difficulty in accurately forecasting and accounting for the financial impact of any such transaction, including accounting charges, write-offs of deferred revenue under purchase accounting, and integrating and reporting results for acquired companies that have not historically followed U.S. generally accepted accounting principles;
•maintaining employee morale and retaining key employees;
•integration of operations, systems, technologies, products, and personnel of each acquired company or strategic partner, the inefficiencies and lack of control that may result if such integration is delayed or not implemented, and unforeseen difficulties and expenditures that may arise in connection with integration;
•implementation of internal controls, procedures, and policies, in particular, with respect to the effectiveness of internal controls, cyber and information security practices, incident response plans, and business continuity and disaster recovery plans, compliance with privacy, data protection, information security, and other regulations, and compliance with U.S.-based economic policies and sanctions which may not have previously been applicable to the acquired company’s or strategic partner’s operations;
•implementation of restructuring actions and cost reduction initiatives to streamline operations and improve cost efficiencies;
•our acquisitions, partnerships or investments may not achieve the planned objectives or return on investment and we may incur impairment charges for acquired intangible assets, goodwill or investments;
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

If we fail to address the foregoing risks or other problems encountered in connection with past or future acquisitions, dispositions, investments or other strategic collaborations, or if we are unable to successfully integrate and manage our acquisitions and investments, or if we are unable to successfully complete other strategic initiatives or such initiatives do not meet our strategic objectives, we may not realize the expected benefits of such strategic initiatives or we may become exposed to additional liabilities, and our business, financial condition, and results of operations could be adversely affected.
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

Cybersecurity risks for the financial services industry have increased significantly in recent years due to new technologies, increasing reliance on technology, and increasing sophistication of organized crime, hackers, and other actors. Cyberattacks are increasing in frequency, levels of persistence, sophistication and intensity, and techniques used to obtain unauthorized access or to sabotage systems change frequently and may not be known until they are launched against a target. We and our partners, vendors, and other service providers may be unable to anticipate or prevent these attacks, react in a timely manner, or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other privacy- and security-related incidents. These security risks that we and our partners, vendors, and other service providers face have been heightened by an increase in employees and service providers working remotely. Additionally, these risks may be elevated in connection with geopolitical events such as the current war in Ukraine and the conflict in the Middle East.

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

The legal, regulatory, and policy environments around AI technology are also evolving rapidly, and we may become subject to new and evolving legal and other obligations. For example, in the European Union, the European Council and Parliament reached political agreement in December 2023 on the Artificial Intelligence Act (“AI Act”), which the European Parliament approved on March 13, 2024. The AI Act will impose substantial obligations related to the sale and use of AI-related systems. Numerous U.S. states also have proposed, and in certain cases enacted, legislation addressing aspects of the development, use and commercialization of AI-related systems. These and other developments may require us to make significant changes to our use of AI technology, including by limiting or restricting our use of AI technology, and which may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources, the use of AI technology also presents emerging ethical issues that could harm our reputation and business if our use of AI technology becomes controversial.
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

The CCPA went into effect on January 1, 2020, and, among other things, requires new disclosures to California consumers and affords such consumers new data privacy rights. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties of up to $7,500 per violation. The CCPA also provides a private right of action for certain data breaches that may increase data breach litigation. Additionally, the CPRA was approved by California voters in November 2020, and significantly modifies the CCPA, including expanding California consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. The CPRA created obligations relating to consumer data beginning on January 1, 2022 and it became effective on January 1, 2023. Numerous states have proposed, and in certain cases enacted, legislation addressing privacy and data security that in many cases are similar to the CCPA and CPRA. For example, Connecticut, Virginia, Colorado, and Utah have enacted legislation similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that took effect in 2024; Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, and Tennessee have enacted similar legislation that will take effect in 2025; and Indiana, Kentucky, and Rhode Island have enacted similar legislation that will take effect in 2026. The California Age-Appropriate Design Code Act (“CAADCA”), which expands the CPRA for businesses with websites that are likely to be accessed by children, was signed into law on September 15, 2022 and went into effect on July 1, 2024. The New York governor signed a bill into law in June 2024 that, upon becoming effective on June 20, 2025, would, among other things, prohibit covered “operators” from collecting, using, sharing, and selling personal data of individuals under 18 years of age unless it is strictly necessary, as specified in such legislation, or where informed consent is obtained in accordance with specified requirements. This includes, in the case of individuals under 13 years of age, obtaining parental consent in a manner compliant with the Children’s Online Privacy Protection Act (“COPPA”).

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
Our ability to obtain or maintain state licenses for the services offered through our platform, including for our property and casualty insurance agency and title insurance agency, depends on our ability to meet licensing requirements established by the applicable regulatory agency and adopted by each state, subject to variations across states. In addition, as we expand the functionality of and services offered through the platform, or if a regulator determines that the services offered through the platform require licensing, we may be required to obtain additional licensing and incur additional costs. If we are unable to satisfy the applicable licensing requirements of any particular state, we could lose our license to do business in such state, which would result in the temporary or permanent cessation of our operations in that state. Alternatively, if we are unable to satisfy, or if a regulator determines that we have not satisfied, applicable state licensing requirements, we may be subject to additional regulatory oversight, have our license suspended or may incur additional costs or regulatory infractions. Any such events could adversely affect our business, financial condition, and results of operations.
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

We have registered the term “Blend” in the United States, Canada, the United Kingdom, and the European Union, and as of September 30, 2024, we had pending trademark applications in the United States. We have also registered the term “Title365” in the United States. Additionally, we have registered domain names that we use in, or are related to, our business, most importantly blend.com and title365.com. Competitors have and may continue to adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. As of September 30, 2024, we had one issued patent in the United States. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Further, we may not timely or successfully apply for a patent or register our trademarks or otherwise secure our intellectual property. Our efforts to protect, maintain, or enforce our proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could adversely affect our business, financial condition, and results of operations.
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
Our Class A common stock has one vote per share, our Class B common stock has 40 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of December 31, 2023, Nima Ghamsari, Head of Blend, Co-Founder, and Chair of our board of directors, beneficially owns all of the issued and outstanding shares of our Class B common stock. As of September 30, 2024, the shares beneficially owned by Mr. Ghamsari represented approximately 35% of the total voting power of our outstanding capital stock, which voting power may increase over time as Mr. Ghamsari exercises equity awards and exchanges them for our Class B common stock under the Equity Exchange Agreement. If all such equity awards held by Mr. Ghamsari (including the Co-Founder and Head of Blend Long-Term Performance Award) had been exercised for cash as of September 30, 2024, Mr. Ghamsari would hold approximately 82% of the voting power of our outstanding capital stock. As a result, for the foreseeable future, Mr. Ghamsari will be able to significantly influence matters requiring approval by our stockholders, including the election of members of our board of directors, the adoption of amendments to our Amended and Restated Certificate of Incorporation and amended and restated bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Mr. Ghamsari may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interest. The concentration of control will limit or preclude your ability to influence corporate matters for the foreseeable future and could have the effect of delaying, preventing, or deterring a change in control of our company, could deprive you and other holders of Class A common stock of an opportunity to receive a premium for your Class A common stock as part of a sale of our company and could negatively affect the market price of our Class A common stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

No shares of our Class C common stock, which entitle the holder to zero votes per share (except as otherwise required by law), were issued and outstanding as of September 30, 2024 and we have no current plans to issue shares of Class C common stock. These shares will be available to be used in the future to further strategic initiatives, such as financings or acquisitions, or issue future equity awards to our service providers. Over time the issuance of shares of Class A common stock will result in voting dilution to all of our stockholders and this dilution could eventually result in Mr. Ghamsari and his affiliates holding a lower percentage of our total outstanding voting power. Because the shares of Class C common stock have no voting rights (except as required by law), the issuance of such shares will not result in further voting dilution, which would prolong the significant voting influence of Mr. Ghamsari. Further, the issuance of such shares of Class C common stock to Mr. Ghamsari would also delay the final conversion of all of our outstanding Class B common stock because shares of Class C common stock issued to Mr. Ghamsari would be counted when determining whether the 35% Ownership Threshold has been met. As a result, the issuance of shares of Class C common stock could prolong the duration of Mr. Ghamsari’s significant influence on the election of our directors and outcome of most matters submitted to a vote of our stockholders. In addition, we could issue shares of Class C common stock to Mr. Ghamsari and, in that event, he would be able to sell such shares of Class C common stock and achieve liquidity in his holdings without diminishing his voting control. Sales of significant amounts of stock by Mr. Ghamsari or changes in our capital structure, including as a result of the Final Conversion Date, could result in a change of control or cause volatility in our stock price and uncertainty. Any future issuances of shares of Class C common stock will not be subject to approval by our stockholders except as required by the listing standards of the New York Stock Exchange.
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
•general economic conditions and slow or negative growth of our markets; and
•other events or factors, including those resulting from war, incidents of terrorism, natural disasters, public health concerns or epidemics, such as the COVID-19 pandemic, natural disasters, the war in Ukraine, the conflict in the Middle East, or responses to these events.

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

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the share repurchase activity for the three months ended September 30, 2024:

Period	Total Number of Shares Purchased (in thousands)(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
August 6-31	—	—	—	25
September 1-30	—	—	—	25
(1) On August 6, 2024, our board of directors authorized the repurchase of up to $25.0 million of our Class A common stock. In connection with this authorization, we have entered into Rule 10b5-1 plans. As of September 30, 2024, no repurchases have been made under the program. Please refer to Note 11, Stockholders Equity, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On August 12, 2024, Timothy J. Mayopoulos, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 273,374 shares of our Class A common stock, with the exact number of shares to be sold pursuant to Mr. Mayopoulos’s trading arrangement to be determined based on market prices of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 9, 2025, or earlier if all transactions under the trading arrangement are completed.
On August 22, 2024, Nima Ghamsari, our Head of Blend, Co-Founder, and Chair of our board of directors, terminated his previously reported Rule 10b5-1 trading arrangement previously adopted on June 14, 2024. The terminated trading plan provided for the potential sale of up to an aggregate of 2,400,000 shares of our Class A common stock, plus sales of shares of our Class A common stock issued upon the vesting of restricted stock units intended to generate an aggregate of approximately $450,000. As of the termination date, no shares of our Class A common stock were sold under the trading arrangement.
On September 12, 2024, Brian Kneafsey, our Head of Revenue, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 360,000 shares of our Class A common stock, with the exact number of shares to be sold pursuant to Mr. Kneafsey’s trading arrangement to be determined based on market prices of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 1, 2025, or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

10.1+	Form of Change in Control Severance Agreement.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 has been formatted in Inline XBRL.

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

BLEND LABS, INC.

Date:	November 6, 2024	By:	/s/ Nima Ghamsari
Nima Ghamsari
Head of Blend and Co-Founder
(Principal Executive Officer)

Date:	November 6, 2024	By:	/s/ Amir Jafari
Amir Jafari
Head of Finance
(Principal Financial Officer)