Form 10-K
period 2024-12-31
Blend Labs, Inc.
filed 2025-03-13
CIK 1855747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock as reported by the New York Stock Exchange on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $495.0 million. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of March 3, 2025, there were 255,914,704 shares of the registrant's Class A common stock outstanding, 3,747,235 shares of the registrant's Class B common stock outstanding, and no shares of the registrant's Class C common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

1

2

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
3

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
4

PART I
ITEM 1. BUSINESS
Company Overview

It’s our vision to bring simplicity and transparency to financial services, so every consumer can more easily access the capital they need to reach their financial goals. To realize this vision, we have built a market-leading digital origination platform and suite of products designed to transform consumer banking experiences and streamline workflows for financial providers.

From the moment a consumer starts an application for a loan or a deposit account to the moment they digitally sign the final documents, our platform streamlines the process. Consumers expect modern banking experiences to be as simple as other online shopping experiences. However, financial services firms may not have the resources and in-house software expertise to fulfill consumer demands for intuitive, digital, and easy-to-use products. In addition, most financial providers are burdened by antiquated, inflexible systems and use separate technology stacks for different product lines, making it difficult to drive rapid improvements. Consequently, a broad range of financial providers including banks, credit unions, fintechs, and community and independent mortgage banks have turned to Blend to help them accelerate their digital transformation initiatives and position themselves for future growth.
Our Segments
We operate our business in two segments: Blend Platform and Title.

Blend Platform

The Blend Platform segment comprises a suite of products that power the entire origination process from back end workflows to consumer experience. Our growing suite of out-of-the-box products currently enables digital-first consumer journeys for mortgages, home equity loans and lines of credit, vehicle loans, personal loans, credit cards, and deposit accounts. Each of our products is guided by rules and a decisioning framework leveraging an extensive library of pre-defined rules that typically include data collection, verification checks, product selection, pricing, pre-approvals, disclosures delivery, addressing stipulations, and signing closing documents.

The Blend Platform segment also includes Blend Builder, which offers a set of low-code, drag-and-drop design tools, modular components and integrations to allow our customers to create and deploy their own new product offerings. After years of research and development, our platform has evolved to the point where it can now power highly configurable workflows from a pre-built set of components, all while leveraging existing infrastructure.

In 2024, our products within the Blend Platform segment helped financial services firms process nearly $1.2 trillion in loan applications. We bring together an extensive ecosystem of technology, data, and service providers through our software platform, enabling financial services firms to collaborate with third parties to provide best-in-class banking experiences to consumers. As consumers apply for financial products, our digital-first consumer journeys enable them to shop for services providers, such as title and property and casualty insurance products, through our integrated ecosystems that introduce products or services provided by our marketplace partners at the precise moment these products or services are needed. As more consumers use our software platform, we are able to attract a broader range of ecosystem partners, which allows us to deliver more value to consumers and attract more financial services firms as customers. This creates a powerful network effect and differentiator for our business.

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

Our business model is designed to align our growth with our customers’ priorities. In the Blend Platform segment, we offer our products through software-as-a-service agreements, where fees are assessed based on completed transactions, such as a funded loan, new account opening, or closing transaction. We do not charge for abandoned or rejected applications, even though they cause us to incur costs. Completed transaction fees are determined by the number and type of software platform components that are needed to support each product offering. Where applicable, we may also charge partners fixed and/or variable license fees to provide consumers specialized services through our platform, such as providing property and casualty insurance carrier options or settlement services.

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

Changes in Segment Composition

In the first quarter of 2023, we introduced Blend Builder, which gives customers the ability to easily configure or build custom workflows from a prebuilt set of components. In connection with the release of Blend Builder, we changed our reporting segments so that the composition of the Blend Platform segment excludes the digitally-enabled title component and instead the digitally-enabled title component is reported within the Title segment. The comparative prior period amounts have been reclassified to conform to current period presentation.

Recent Developments

The mortgage market is heavily influenced by government policies and overall economic conditions. The real estate environment, including interest rates and the general economic environment, typically impacts the demand for mortgage and mortgage related products. Since 2022, increases in interest rates due to efforts by the Federal Reserve to manage rising inflation, combined with ongoing supply constraints, have resulted in a relative decline in mortgage origination activity, followed by a slight increase in 2024 as compared to 2023, based on the estimates of industry forecasters.

In 2024, we saw a decrease in total mortgage transactions on our software platform compared to 2023, which can be attributed to normal customer churn amidst relatively high interest rates, decreased housing affordability, and uncertain worldwide political and economic conditions.

While industry forecasters estimate that mortgage origination activity increased slightly in 2024 compared to 2023 and currently project that mortgage origination activity will expand throughout 2025, we anticipate a more moderate growth rate in 2025.

Mortgage origination activity depends on many factors, such as changes in the Federal Reserve’s policies or pressures in the macroeconomic environment, all of which are uncertain and out of our control.

We expect the Federal Reserve's decision-making to continue to have impacts on mortgage origination activity. As a large portion of our revenue is driven by mortgage and mortgage-related transaction volumes, changes in mortgage origination volumes have had, and are likely to continue to have, material effects on our business.

Our Solutions

The Blend Platform is designed to power the end-to-end consumer journey for any banking product. From the moment a consumer starts an application for a loan or a deposit account to the moment they digitally sign their final documents, our software platform streamlines the process. Our growing library of composable product and workflow modules remove the limitations of our customers’ existing technology stack, empowering financial services firms to deliver personalized, proactive and simple experiences without sacrificing speed or spend.

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

The Blend Platform
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
Blend Builder
Each of our products leverage an extensive library of modular components or module registry that typically include data collection, verification checks, product selection, pricing, pre-approvals, disclosures, addressing stipulations, and signing closing documents. New product offerings can be rapidly created by assembling our modular components into workflows using Blend Builder, which includes tools for:
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

The modular components that make up our products generally fall under the categories of verification, decisioning, and workflow intelligence.
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
The Blend Ecosystem
We bring together an extensive partner ecosystem through our software platform consisting of technology, data, and service providers to deliver best-in-class consumer journeys in highly efficient ways. In addition, we provide our ecosystem partners with a critical distribution channel to reach a universe of more than 100 million consumers at the precise moment they are looking for products and services through the financial services firms we serve.

By providing the software that powers consumer journeys at financial services firms across digital, contact center, and branch channels, we are able to benefit from a substantial volume of high-intent consumer traffic with no incremental acquisition costs. As more financial services firms become Blend customers or deploy additional products through our software platform, the number of consumers using our software platform grows, which attracts more service providers to our ecosystem to serve those consumers. As a result, consumers benefit from more opportunities to save time and money, financial services firms benefit from increased operational efficiency, our partners benefit from increased distribution, and Blend generates additional revenue. We believe this shared success model creates a powerful network effect that will continue to expand our serviceable addressable market over time.

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
•Marketplace Partners — we leverage strategic partnerships to enable consumer optionality when shopping for certain products and services that can be presented at the precise moment of need during the consumer journey. For example, our strategic partnership with Covered Insurance Solutions, LLC (“Covered”) allows us to integrate their extensive marketplace directly into our mortgage application workflow to accelerate the loan process and provide greater convenience to our mortgage customers due to expanded options and access to additional top-rated national and regional insurance carriers across all 50 states.
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
•Increased consumer satisfaction — we enable consumers to apply for products in minutes on any device, transition seamlessly between channels throughout the origination process, benefit from as much human support as they prefer, and save money on home insurance, title insurance, and automobile purchases.

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
What Sets Us Apart
As a leading cloud-based software provider that streamlines the end-to-end consumer journey for mortgages, home equity, consumer loans, and deposit accounts, we leverage our unique capabilities to create distinctive competitive advantages. We believe we are well positioned to serve as a long-term strategic innovation partner and provider of mission-critical software to financial services firms due to the following factors:
•All banking products under one umbrella — we support multi-product shopping experiences and enable consumers to move seamlessly across digital devices, contact centers, and branches throughout the origination process. We also provide additional benefits and incentives for customers to standardize with us across products and channels. Through our software platform, we deliver product updates on a regular basis. Our products are highly complex and require us to have advanced knowledge of modern software development techniques as well as deep industry expertise, including in-depth knowledge of financial services regulations, product offerings, and operational workflows for approving loans and opening accounts. We manage this complexity for our customers, allowing them to focus on driving their business priorities. We continue to invest in research and development to build our products and grow our business.
•Blend Builder — we enable financial services firms to rapidly build and launch new product offerings by leveraging our low-code design tools and an extensive library of modular components purpose-built for loan origination, account opening, and consumer onboarding.
•Expansive partner ecosystem — we partner with more than 130 technology vendors and data service providers and we expect to continue to expand our partner ecosystem. Through our integrations and marketplaces, we enable technology, data, and service providers to collaborate through our software platform and provide superior consumer experiences. By aggregating transaction volume across multiple financial services firms, we are able to negotiate competitive rates for technology and data services we bundle into our products. We believe it would take competitors substantial time, effort, and cost to replicate the scale and benefits of our rapidly growing partner ecosystem.
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
•Agency subsidiaries and licensing — In 2021 we acquired a 90.1% interest in Title365, one of the largest title insurance agencies in the United States, with licenses and partnerships covering all 50 states and the District of Columbia in order to deliver the benefits of our software platform to financial services firms at greater scale. We believe the complexity, cost, and level of effort to duplicate this operational scale is difficult for others to replicate.

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
•Continue to invest in new product offerings and increase the value we deliver per banking transaction — we see numerous opportunities to expand our product suite both horizontally and vertically over time in ways that help us increase the volume and type of transactions we power and increase our revenue per banking transaction. Through our deep customer relationships, we gain insights that help us align our roadmap and strategy with the most pressing needs of financial services firms. While we focus today on consumer banking, we believe we can rapidly expand our library of modular components to support commercial banking products. In addition to developing products in-house, we anticipate pursuing selective acquisitions and partnerships to accelerate our growth. We believe we are well-positioned over the long term to become one of the top cloud-based banking platforms responsible for powering end-to-end consumer origination experiences.
•Integrate ecosystem partners into our end-to-end consumer journeys — we receive fixed and/or variable license fees from our integrated marketplace partners for access by consumers to specialized services through our platform, such as providing property and casualty insurance carrier options or settlement services, which helps us increase our revenue per banking transaction. Our integrated shopping experiences can generate additional fees with zero incremental consumer acquisition costs, while enabling financial services firms to deliver better consumer experiences and drive operational efficiency.
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

In 2024, 62.8% of our Blend Platform segment revenue was generated from 23 customers with more than $1 million each in revenue, and 79.4% of our Title segment revenue was generated from 7 customers with more than $1 million each in revenue.
Sales and Marketing
We focus our go-to-market strategy on financial services firms. Our team focuses on building successful long-term customer relationships through a customer-first go-to-market approach. Accounts are staffed with account teams who are responsible for making customers successful using our products, whether it is through technical implementations, organizational change, loan officer enablement, or industry best practices. In order to provide focus and increase our ability to win, we orient our sales workforce around the account size categorized by assets under management, as well as targeting independent mortgage companies. In addition, we have several product specialist roles within our sales workforce for complex products, such as our Blend Close solution. Our internal teams are highly incentivized to go beyond the initial sale and to get accounts live and fully adopted on Blend.

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

Our marketing approach focuses on helping the industry understand the value of Blend’s Platform and the suite of products the platform powers. We aim to provide highly personalized experiences for customers and prospects as they engage with Blend and regularly highlight the success of our customers and share the impact Blend has had on their business. Our marketing efforts span across brand awareness, content development, digital marketing, demand generation and supporting our direct sales team. To maintain a high level of engagement with our customers, we participate in leading industry conferences and host our own executive summit called Blend Forum, where we discuss the latest innovations shaping the future of financial services.
Customer Success
We work in close partnership with our customers to help them rapidly deploy our solutions and realize value as quickly as possible from the breadth of our features. By investing deeply in the success of our customers, we seek to build a strong foundation for long-term relationships. Each customer is supported by a team of customer success managers, deployment and integration specialists. Most new customer deployments are completed within three to four months, including integrations to back-end systems. We often discount our deployment services during implementation to allow customers to engage with our platform and incentivize the customer to expand their investment in our products.

We also provide both free and paid training services and maintain an online knowledge base with best practices and training information to help our customers educate loan originators, processors, and support staff. We publish weekly release notes featuring product updates, and we employ dedicated support professionals to answer questions and help customers resolve issues.
Research & Development
Our software platform operates as the interface that connects consumers, financial services firms, and third-party service providers such as property and casualty insurance providers, title agencies, and notaries. We invest substantial resources in research and development to expand our software platform by developing new components, features, and product offerings. Our engineering, product, and design teams build our software platform and products in close partnership with our customers and use focus groups with both customers and consumers to gain a deep understanding of the tasks and workflows we automate. We also analyze the data from millions of applications flowing through our system to understand opportunities for driving further efficiencies and improvements.

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

As of December 31, 2024, we had one issued patent in the United States. We continue to evaluate our intellectual property portfolio, and may seek patent protection for additional intellectual property developed by us in the future. Additionally, we have registered the term “Blend” in the United States, Canada, the United Kingdom, and the European Union, and as of December 31, 2024, we had pending trademark applications in the United States. Furthermore, we have and will continue to evaluate, maintain, and register terms and logos that we use, or plan to use, as part of our business. We also have registered domain names that we use in, or are related to our business, most importantly www.blend.com.

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
•The Real Estate Settlement Procedures Act, or RESPA, and Regulation X promulgated thereunder, which require certain disclosures to be made to the borrower at application, as to the financial services firm’s good faith estimate of loan origination costs, and at closing with respect to the real estate settlement statement, prohibits giving or accepting any fee, kickback or a thing of value for the referral of real estate settlement services or accepting a portion or split of a settlement fee other than for services actually provided for affiliated business relationships, prohibits receiving anything other than a legitimate return on ownership, requiring use of an affiliate, and failing to provide a disclosure of the affiliate relationship;
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

We are also subject to a variety of laws, rules, and regulations relating to the property and casualty insurance, title insurance and settlement services industries, mobile- and internet-based businesses, and information security, advertising, privacy, data protection, and consumer protection laws. For example, we are subject to extensive licensing, anti-kickback, rate, and settlement practices regulations by the applicable state agencies in the jurisdictions in which our title insurance business operates. Title insurance rates are regulated differently in various states, with some states requiring us to file and receive approval of rates before such rates become effective and some states promulgating the rates that can be charged. See “Risk

Factors—Risks Related to Our Legal and Regulatory Environment” for additional information and a discussion of our regulatory risks.
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

As of December 31, 2024, we had a total of 540 employees. Since April 2022, we have undertaken several workforce reduction actions as part of our broader efforts to improve cost efficiency and better align our operating structure with our business activities. We offered our terminated employees severance pay with continued health insurance coverage, COBRA pay, and outplacement services to assist them in finding their next opportunity. Other offerings included access to a Talent Network where they can register to share their resume with thousands of recruiters and companies looking for great talent and continued access to Blend’s employee assistance program, which offers free and confidential support and counseling to employees, their spouses, and their dependents.

None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Corporate Information

Blend Labs, Inc. was incorporated in the state of Delaware on April 17, 2012. Our principal executive offices are located at 7250 Redwood Blvd., Suite 300, Novato, California 94945, and our telephone number is (650) 550-4810.

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

We have used, and intend to continue to use, our website, investor relations website, news site (https://www. https://blend.com/company/newsroom), blog (https://blend.com/blog) and social media accounts, including our X account (@blendlabsinc), our Facebook account (@BlendLabs) and our Instagram account (@blendlabs), as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

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
•We have a limited operating history in an evolving industry, and have experienced fluctuating growth rates in recent periods, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful;

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
•We often rely on self-reporting of completed transactions by our customers due to our primarily success-based model, which can make it difficult to estimate and forecast revenue;
•We have in the past, and may in the future, make strategic acquisitions or dispositions or we may enter into partnerships, strategic collaborations, joint ventures or licensing agreements and investments, and we face risks related to execution and the integration of such acquisitions or dispositions or investments and the management of any associated growth;
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
Our financial prospects depend significantly on the financial services industry ecosystem. Significant volatility and instability among banks and financial institutions has had and could in the future have an adverse effect on our business, financial results and results of operations. To the extent our financial services customers or potential customers fail or experience further downturns due to challenges in the general macroeconomic environment or adverse conditions in the financial or credit markets, these firms may decrease the amount of money they spend with us, or stop spending with us entirely. In addition, increased competition to financial services firms from challenger banks and technology disruptors as well as decreases in consumer demand in the financial services industry in general could adversely affect the demand for our product and, in turn, the number of customers and their consumers using our platform.
The mortgage market is heavily influenced by government policies and overall economic conditions. The real estate environment, including interest rates and the general economic environment, typically impacts demand for mortgage and mortgage-related products. Increases in interest rates due to efforts by the Federal Reserve to manage rising inflation, combined with ongoing supply constraints, resulted in a decline in mortgage origination activity in 2023 from 2022. As a large portion of our revenue is driven by mortgage and mortgage-related transaction volumes, changes in mortgage origination volumes have had, and are likely to continue to have, material effects on our business. The number of mortgage loans and refinances has been and may continue to be affected by negative trends in the general economy in the United States and abroad, including conditions resulting from changes in gross domestic product, financial and credit market fluctuations, the potential recessionary environment and macroeconomic uncertainty, increased interest rates, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, increased unemployment, political turmoil, pandemics, natural catastrophes, warfare, such as the current war in Ukraine and the potential effects of sanctions, the current conflict in the Middle East, and terrorist attacks on the United States, Europe, the Middle East region, the Asia Pacific region or elsewhere, and any such decrease in mortgage origination volumes is likely to have an adverse impact on our business.
Increases in market interest rates have, and will likely continue to, adversely affect our business, financial condition, and results of operations.
Increasing interest rates have adversely impacted the spending levels of consumers and their ability and willingness to borrow money. In most cases, higher interest rates have led to higher loan rates charged to consumers, which has adversely affected the ability of our customers to generate volume and in turn, the number of transactions enabled through our platform and thus our ability to generate revenue from such transactions. As a result of high interest rates in recent periods, consumers and financial services firms were less inclined to borrow money for mortgages, and to refinance existing mortgages, which resulted in less engagement with our platform and/or our services. While in 2024, the Federal Reserve lowered the federal funds rate by 75 basis points, easing monetary policy for the first time in four years, any further actions by the Federal Reserve or consumers are speculative and difficult to predict with certainty. Further notwithstanding any improvement in interest rates, we have experienced in the past, and may continue to experience in the future, a reduction in the volume of transactions enabled through our platform and the value of title orders processed. In addition, while we have cut expenses to align our business to the operating environment and as we continue to evaluate our expense base going forward, revenue generated from such transactions may decline faster than our ability to reduce expenses, and such declines have and may continue to adversely affect our business, financial condition, and results of operations.
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
Historically, we have incurred net losses, and we may not be able to achieve or maintain profitability in the future. As of December 31, 2024, we had an accumulated deficit of $1,385.0 million. We expect to incur significant costs and invest significant additional funds towards sustaining and growing our business and operating as a public company. Further, we have expended and expect to continue to expend substantial financial and other resources on product development, including investments in our product, engineering, and design teams and the development of new products and new functionality for our existing products and our platform; our technology infrastructure, including systems architecture, management tools, scalability, availability, performance, and security, as well as disaster recovery measures; our sales, marketing, and customer success organizations; acquisitions or strategic investments; and general administration, including legal and accounting expenses. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. In addition, there can be no assurance that we will be able achieve our projected cost savings in connection with any of our previously announced workforce reductions. In the past, we have also incurred impairment charges that have adversely impacted our U.S. GAAP financial results. In addition, failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flows on a consistent basis. In light of increasing interest rates and other factors, the volume of transactions enabled through our platform and, as a result, revenue generated from such transactions, may decline faster than our ability to reduce expenses. Additionally, in an inflationary environment, our costs may increase, and we may not be able to increase the pricing of our products accordingly, which could adversely impact our financial performance. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
A large percentage of our revenue is concentrated with a small number of key customers, and if our relationships with any of these key customers were to be terminated or the level of business with them significantly reduced over time, our business, financial condition, results of operations, and future prospects would be adversely affected.
Historically, a relatively small number of our customers have accounted for a significant portion of our revenue. For 2024, our top five customers in the Blend Platform segment accounted for 33.0% of the segment revenue, and as of December 31, 2024, we had 23 customers in the Blend Platform segment generating more than $1 million in annual revenue, which represented 62.8% of the segment revenue in 2024. Additionally, we rely on certain of our customers, including Mr. Cooper, for a significant portion of our title transaction volumes. For example, for 2024, our top five customers in the Title segment accounted for 73.2% of the segment revenue, with Mr. Cooper accounting for 46.8% of the segment revenue. As of December 31, 2024, we had 7 customers in the Title segment generating more than $1 million in annual revenue, which represented 79.4% of the segment revenue in 2024. We have experienced lower than anticipated title transaction volume since the closing of our Title365 acquisition and may experience further reductions in the future. Reductions in title transaction volume from any such customers, or a deterioration in or termination of our relationship with any such customers, would likely have a significant impact on our title business. The concentration of a significant portion of our business and transaction volume with a limited number of customers, or type of customer or industry, exposes us disproportionately to any of those customers choosing to no longer partner with us or choosing to partner with a competitor, to the economic performance or market share of those customers or industry, including as a result of challenger banks or technology disruptors, or to any events, circumstances, or risks affecting such customers or industry. Additionally, because we do not have long-term contractual financial commitments with many of our customers, a material modification in the financial operations of a key customer could affect our transaction volume with that customer and therefore our revenue growth. If we are unable to continue to increase the number of other customers on our platform or if any of our key customers were to suspend, limit, or cease their operations or otherwise terminate their relationship with us or lose market share, our business, financial condition, and results of operations would be adversely affected.
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
We have a limited operating history in an evolving industry, and have experienced fluctuating growth rates in recent periods, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
We were founded in 2012 and have previously experienced periods of rapid growth, but due primarily to macroeconomic factors, including an unfavorable interest rate environment, decreased housing affordability, and uncertain worldwide political and economic conditions, our growth rate and revenue have fluctuated in recent periods and our historical revenue growth rate and financial performance may not be indicative of our future performance. We believe that future growth of our revenue depends on a number of factors, including our ability to price our products and services effectively so that we are able to attract and retain customers without compromising our profitability, increase our existing customers’ use of our solutions, and provide our customers with excellent support. However, we are also impacted by macroeconomic factors over which we have no control, which have adversely impacted our business in recent periods.

Additionally, our limited operating history may make it difficult to make accurate predictions about our future performance. Assessing our business and future prospects may also be difficult because of the risks and difficulties we face. These risks and difficulties include our ability to:
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

If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition, and results of operations could be adversely affected. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our financial or operating performance in future periods. In particular, our revenue growth rate has fluctuated in prior periods, and we expect it to continue fluctuate in the future for a number of possible reasons, including but not limited to macroeconomic conditions, reduced demand for our products and services, insufficient growth in the number of financial services firms that utilize our products and services or the lack of expansion of products and services within our existing customer base, transaction volume and mix, particularly with our significant customers, increased competition, a decrease in the growth or reduction in size of our overall market, or unintended consequences from our workforce reductions that impact our business.

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

We often rely on self-reporting of completed transactions by our customers due to our primarily success-based model, which can make it difficult to estimate and forecast revenue.
We offer our digital lending platform and products to financial institutions through software-as-a-service agreements where fees are assessed for each completed transaction, such as a funded loan, new account opening, closing transaction or API call. For those products that involve a loan or deposit account application we do not charge for abandoned applications or rejected applications, even though they cause us to incur costs. Our customers have the ability to access our platform under (a) subscription arrangements, in which customers commit to a minimum number of completed transactions at specified prices over the contract term, (b) under usage-based arrangements, in which customers pay in arrears a variable amount for completed transactions at a specified price, (c) a fixed price platform fee, allowing the use of multiple products and services, or (d) consumption arrangements, in which customers commit to a certain amount of consumption at specified prices and prepay a fixed amount in advance of their consumption. We may earn additional overage fees if the number of completed transactions exceeds contractual minimums for customers who elect to enter into subscription or consumption agreements in which a minimum number of transactions are completed at specified prices. Additionally, other than our usage-based agreements pursuant to which customers pay for a variable amount of completed transactions, our subscription and consumption agreements are generally non-cancellable during the contract term. Our usage-based arrangements generally can be terminated at any time by the customer. We recognize revenue ratably for our subscription arrangements because the customer receives and consumes the benefits of our platform throughout the contract period. We recognize fees for usage-based and consumption arrangements as the completed transactions are processed using our platform.

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
We have in the past, and may in the future, make strategic acquisitions or dispositions or we may enter into partnerships, strategic collaborations, joint ventures or licensing agreements and investments, and we face risks related to the execution and integration of such acquisitions or dispositions or investments and the management of any associated growth.
We have in the past, and may in the future, expand, diversify or streamline our operations with strategic acquisitions or dispositions or entry into partnerships, strategic collaborations, joint ventures, or licensing arrangements and investments in and with companies, businesses, personnel, and technologies in the future. For example, in 2021, we acquired Title365 and in 2024, we entered into a strategic partnership with Covered Insurance Solutions. Each transaction requires unique approaches to integration due to, among other reasons, the structure of the transaction, the integration of technology, the size, locations, and cultural differences among their teams and ours, and has required, and will continue to require, attention from our management team. Such transactions may also require additional management resources to integrate more significant and often more complex businesses into our company.

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
In the past, we have experienced periods of rapid growth in our customers, operations and employee headcount, and we expect to experience growth in the future. Our growth has placed, and may continue to place, substantial demands on management and our operational and financial infrastructure. However, we have undertaken several restructuring actions to better align our financial model and our business, and we may need to take additional restructuring actions in the future to align our business with the market. Steps we take to manage our business operations, including reductions in operating expense and restructurings may adversely impact our business. Steps we take to manage our business operations and future growth may adversely affect our reputation and brand, our ability to recruit, retain and motivate highly skilled personnel.

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
We have incorporated and may continue to incorporate additional AI technology into our platform, our operations and otherwise within our business, and AI technology may become more important to our operations or to our future growth over time. We expect to rely on AI to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI technology or at all. Some of our customers, especially those in highly regulated industries, may be reluctant or unwilling to adopt products using AI technology. Accordingly, adoption of AI features in our products and marketing could reduce or delay customer adoption. We may also fail to properly implement or market our use of AI technology. Our competitors or other third parties may incorporate AI technology into their products, offerings, and solutions more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.

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

The legal, regulatory, and policy environments around AI technology are also evolving rapidly, and we may become subject to new and evolving legal and other obligations. For example, the European Union has adopted the Artificial Intelligence Act, which will impose substantial obligations related to the sale and use of AI-related systems. Numerous U.S. states also have proposed, and in certain cases enacted, legislation addressing aspects of the development, use and commercialization of AI-related systems. These and other developments may require us to make significant changes to our use of AI technology, including by limiting or restricting our use of AI technology, and which may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources, the use of AI technology also presents emerging ethical issues that could harm our reputation and business if our use of AI technology becomes controversial.
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
We experience seasonal fluctuations in our financial results, which could cause our Class A common stock price to fluctuate.
Although macroeconomic factors, including an unfavorable interest rate environment, decreased housing affordability, and uncertain worldwide political and economic conditions has made, and may continue to make, seasonal fluctuations difficult to detect, our business is highly dependent on consumer borrowing patterns that have an impact on our results of operations. We generally experience changes in consumer activity over the course of the calendar year. Historically, demand for mortgages and other loans has increased during the summer months, which boosts overall mortgage origination activity in the second and third quarters of our fiscal year. Seasonality has and will likely continue to cause fluctuations in our financial results on a quarterly basis. While our growth has obscured this seasonality in our overall financial results, we expect our results of operations to continue to be affected by such seasonality in the future. In addition, other seasonal trends may develop and the existing seasonal trends that we experience may become more pronounced and contribute to fluctuations in our results of operations as we continue to scale and our growth slows. As such, we may not accurately forecast our results of operations. However, we base our spending and investment plans on forecasts and estimates, and we may not be able to adjust our spending quickly enough if our revenue is less than expected, causing our results of operations to fail to meet our expectations or the expectations of investors.

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
We deposit substantial funds in financial institutions and may, from time to time, maintain cash balances at such financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit. These funds include amounts in our operating accounts, which are held primarily at three financial institutions and used for our day-to-day business operations. We also hold investments and settled funds in accounts held at financial institutions acting as brokers or custodians. Our investment portfolio generally consists of money market funds, U.S. treasury and agency securities, commercial paper, and corporate debt securities. The investments in our portfolio are subject to our investment policy, which focuses on the preservation of capital, fulfillment or our liquidity needs, and maximization of investment performance within the parameters set forth in our investment policy and subject to market conditions. Our investment policy sets forth credit rating minimums, permissible allocations, and limits our exposure to specific investment types. However, our investments are subject to general credit, liquidity, market, and interest rate risks and in particular, volatility in the global financial markets, including in specific segments of such markets, which can negatively impact the value of our investments and adversely affect our financial condition, cash flows and results of operations. In addition, we deposit certain funds owned by third parties, such as escrow deposits, in financial institutions. Further, there has been significant volatility and instability among banks and financial institutions in recent periods. For example, in 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver, and for a period of time, customers of the bank did not have access to their funds and there was uncertainty as to when, if at all, customers would have access to funds in excess of the FDIC insured amounts. Should one or more of the financial institutions at which deposits are maintained fail, there is no guarantee as to the extent that we would recover the funds deposited, whether through FDIC coverage or otherwise, or the timing of any recovery. In the event of any such failure, we also could be held liable for the funds owned by third parties. Further, certain of our investments and settled funds are held at financial institutions. Should one or more of the financial institutions acting as brokers or custodians for our investments and settled funds fail, there may be a delay or some uncertainty in our ability to take possession of, or fully recover, all of our investments or settled funds.
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

In addition, a number of participants in the consumer financial and real estate settlement services industries have been the subject of putative class action lawsuits, state attorney general actions, other state regulatory actions, and federal regulatory enforcement actions, including actions relating to alleged unfair, deceptive, or abusive acts or practices, violations of state licensing and disclosure laws and actions alleging discrimination on the basis of race, ethnicity, gender, or other prohibited bases. The current regulatory environment, increased regulatory compliance efforts, and enhanced regulatory enforcement have resulted in us undertaking significant time-consuming and expensive operational and compliance efforts, which may delay or preclude our ability to provide certain new products and services to our customers and/or delay adoption of new products and services by our customers. Additionally, recent rulings from the Supreme Court, including to overrule their decision in Chevron v. Natural Resources Defense Council, as well as statements from the new U.S. presidential administration have caused additional uncertainty regarding federal administrative authority. There is no assurance that these regulatory matters or other factors will not, in the future, affect how we conduct our business and, in turn, have an adverse effect on our business, financial condition, and results of operations. In particular, legal proceedings brought under state consumer protection statutes or under several of the various federal consumer financial services statutes may result in a separate fine assessed for each statutory and regulatory violation or substantial damages from class action lawsuits, potentially in excess of the amounts we earned from the underlying activities.

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

The CCPA went into effect on January 1, 2020, and, among other things, requires certain disclosures to California consumers and affords such consumers certain data privacy rights. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties of up to $7,500 per violation. The CCPA also provides a private right of action for certain data breaches that may increase data breach litigation. Additionally, the CPRA was approved by California voters in November 2020, and significantly modified the CCPA, including expanding California consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. The CPRA created obligations relating to consumer data beginning on January 1, 2022 and it became effective on January 1, 2023. Numerous states have proposed, and in certain cases enacted, legislation addressing privacy and data security that in many cases are similar to the CCPA and CPRA. For example, Connecticut, Virginia, Colorado, and Utah have enacted legislation similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that took effect in 2024; Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, and Tennessee have enacted similar legislation that has taken or will take effect in 2025; and Indiana, Kentucky, and Rhode Island have enacted similar legislation that will take effect in 2026. The California Age-Appropriate Design Code Act (“CAADCA”), which expands the CPRA for businesses with websites that are likely to be accessed by children, was signed into law on September 15, 2022 and went into effect on July 1, 2024. The New York governor signed a bill into law in June 2024 that, upon becoming effective on June 20, 2025, would, among other things, prohibit covered “operators” from collecting, using, sharing, and selling personal data of individuals under 18 years of age unless it is strictly necessary, as specified in such legislation, or where informed consent is obtained in accordance with specified requirements. This includes, in the case of individuals under 13 years of age, obtaining parental consent in a manner compliant with the Children’s Online Privacy Protection Act (“COPPA”). The FTC also has proposed significant updates to its rules implementing COPPA that, among other changes, would create new obligations, and strengthen certain existing obligations, relating to the collection and other processing of personal information from individuals under 13 years of age.

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

As our business grows, we may become subject to privacy, data protection, and information security laws from jurisdictions outside of the United States, potentially including the General Data Protection Regulation (“GDPR”). The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of European persons. Among other things, the GDPR imposes requirements regarding the security of personal data and notification of data processing obligations to competent national data processing authorities, provides for lawful bases on which personal data can be processed, provides for an expansive definition of personal data and requires changes to informed consent practices. In addition, the GDPR provides for heightened scrutiny of transfers of personal data from the European Economic Area (“EEA”) to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, and imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of an enterprise’s consolidated annual worldwide gross revenue). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations. The United Kingdom has implemented legislation that substantially implements the GDPR in the United Kingdom, which legislation provides for penalties for violations of up to the greater of £17.5 million or 4% of an enterprise’s consolidated annual worldwide gross revenue. If we expand our business into the EEA and/or the United Kingdom, we will need to comply with their laws addressing privacy, data protection, and information security. This will involve significant resources and expense and may also impair our ability to offer our existing or planned features, products and services and/or increase our cost of doing business.

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
Our ability to obtain or maintain state licenses for the services offered through our platform, including for our property and casualty insurance agency and title insurance agency, depends on our ability to meet licensing requirements established by the applicable regulatory agency and adopted by each state, subject to variations across states. In addition, if we expand the functionality of and services offered through the platform, or if a regulator determines that the services offered through the platform require licensing, we may be required to obtain additional licensing and incur additional costs. If we are unable to satisfy the applicable licensing requirements of any particular state, we could lose our license to do business in such state, which would result in the temporary or permanent cessation of our operations in that state. Alternatively, if we are unable to satisfy, or if a regulator determines that we have not satisfied, applicable state licensing requirements, we may be subject to additional regulatory oversight, have our license suspended or may incur additional costs or regulatory infractions. Any such events could adversely affect our business, financial condition, and results of operations.
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
In our position as a licensed insurance agent, we may perform the search and examination function for policies we issue on behalf of underwriters or we may purchase a search product from another partner, vendor, or service provider. In either case, we are responsible for ensuring that the search and examination is completed for title insurance policies. Our relationship with each title and property and casualty insurance underwriter is governed by an agency agreement defining how an insurance policy is issued on their behalf. The agency agreement also sets forth our liability to the underwriter for policy losses attributable to our errors. Periodic audits by our underwriters are also conducted. Despite our efforts to monitor partners, vendors, and other service providers with whom we transact business, there is no guarantee that they will comply with their contractual obligations. Furthermore, we cannot be certain that, due to changes in the regulatory environment and litigation trends, we will not be held liable for errors and omissions by these vendors. Accordingly, our use of partners, vendors, and other service providers could adversely impact the frequency and severity of claims, and any such impact could adversely affect our business, financial condition, and results of operations.
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
As of December 31, 2024, we had net operating loss carryforwards, (“NOLs”), for federal and state income tax purposes of approximately $616.3 million and $618.1 million, respectively, available to reduce future taxable income. The federal net operating losses generated before 2018 will begin to expire in 2028. The federal net operating losses generated in and after 2018 may be carried forward indefinitely. The expiration of state NOL carryforwards vary by state and begin to expire in 2025. Further, as of December 31, 2024, we had research and development tax credits carryforwards for federal and state income tax purposes of approximately $25.7 million and $13.3 million, respectively, available to reduce future tax liabilities. Federal research and development tax credits will begin to expire in 2033 and the state research and development tax credits can be carried forward indefinitely. It is possible that we will not generate taxable income in time to use NOLs or tax credits before their expiration, or at all. Under Section 382 and Section 383 of the Internal Revenue Code of 1986 (as amended, the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including research and development tax credits, to offset its post-change income or taxes may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to annual limitations as a result of ownership changes that may occur in the future (which may be outside our control).

Federal NOLs arising in tax years beginning after December 31, 2017 are generally subject to an 80% of taxable income limitation (as calculated before taking the NOLs into account). Our state NOLs and our tax credits may also be subject to limitations. For example, California legislation enacted in June 2024 limits the use of California state net operating loss carryforwards and tax credits for tax years beginning on or after January 1, 2024 and before January 1, 2027, which may adversely affect us if we earn taxable income in the impacted tax years. In future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward/carryback periods as well as the new limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs and tax credits.
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

We have registered the term “Blend” in the United States, Canada, the United Kingdom, and the European Union, and as of December 31, 2024, we had pending trademark applications in the United States. We have also registered the term “Title365” in the United States. Additionally, we have registered domain names that we use in, or are related to, our business, most importantly blend.com and title365.com. Competitors have and may continue to adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. As of December 31, 2024, we had one issued patent in the United States. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Further, we may not timely or successfully apply for a patent or register our trademarks or otherwise secure our intellectual property. Our efforts to protect, maintain, or enforce our proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could adversely affect our business, financial condition, and results of operations.
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
Our Class A common stock has one vote per share, our Class B common stock has 40 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of December 31, 2023, Nima Ghamsari, Head of Blend, Co-Founder, and Chair of our board of directors, beneficially owns all of the issued and outstanding shares of our Class B common stock. As of December 31, 2024, the shares beneficially owned by Mr. Ghamsari represented approximately 35% of the total voting power of our outstanding capital stock, which voting power may increase over time as Mr. Ghamsari exercises equity awards and exchanges them for our Class B common stock under the Equity Exchange Agreement. If all such equity awards held by Mr. Ghamsari (including the Co-Founder and Head of Blend Long-Term Performance Award) had been exercised for cash as of December 31, 2024, Mr. Ghamsari would hold approximately 82% of the voting power of our outstanding capital stock. As a result, for the foreseeable future, Mr. Ghamsari will be able to significantly influence matters requiring approval by our stockholders, including the election of members of our board of directors, the adoption of amendments to our Amended and Restated Certificate of Incorporation and amended and restated bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Mr. Ghamsari may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interest. The concentration of control will limit or preclude your ability to influence corporate matters for the foreseeable future and could have the effect of delaying, preventing, or deterring a change in control of our company, could deprive you and other holders of Class A common stock of an opportunity to receive a premium for your Class A common stock as part of a sale of our company and could negatively affect the market price of our Class A common stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

No shares of our Class C common stock, which entitle the holder to zero votes per share (except as otherwise required by law), were issued and outstanding as of December 31, 2024 and we have no current plans to issue shares of Class C common stock. These shares will be available to be used in the future to further strategic initiatives, such as financings or acquisitions, or issue future equity awards to our service providers. Over time the issuance of shares of Class A common stock will result in voting dilution to all of our stockholders and this dilution could eventually result in Mr. Ghamsari and his affiliates holding a lower percentage of our total outstanding voting power. Because the shares of Class C common stock have no voting rights (except as required by law), the issuance of such shares will not result in further voting dilution, which would prolong the significant voting influence of Mr. Ghamsari. Further, the issuance of such shares of Class C common stock to Mr. Ghamsari would also delay the final conversion of all of our outstanding Class B common stock because shares of Class C common stock issued to Mr. Ghamsari would be counted when determining whether the 35% Ownership Threshold has been met. As a result, the issuance of shares of Class C common stock could prolong the duration of Mr. Ghamsari’s significant influence on the election of our directors and outcome of most matters submitted to a vote of our stockholders. In addition, we could issue shares of Class C common stock to Mr. Ghamsari and, in that event, he would be able to sell such shares of Class C common stock and achieve liquidity in his holdings without diminishing his voting control. Sales of significant amounts of stock by Mr. Ghamsari or changes in our capital structure, including as a result of the Final Conversion Date, could result in a change of control or cause volatility in our stock price and uncertainty. Any future issuances of shares of Class C common stock will not be subject to approval by our stockholders except as required by the listing standards of the New York Stock Exchange.

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
•sales of shares of our Class A common stock by us or our stockholders, including sales by or on behalf of Nima Ghamsari, Head of Blend, Co-Founder and Chair of our board of directors, to reduce or satisfy the outstanding amounts under his personal loans as required or permitted under his loan documentation with certain lenders (including as a result of foreclosure), under which he has pledged shares of his Class A common stock to secure certain personal indebtedness, or for any other reason;
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
On April 29, 2024, we entered into an Investment Agreement (the “Investment Agreement”) with Haveli Brooks Aggregator L.P. (“Haveli”) and issued 150,000 shares of our Series A Preferred Stock (the “Series A Preferred Stock”) for an aggregate purchase price of $150.0 million. The holders of our Series A Preferred Stock are entitled to vote with the holders of our Class A common stock on all matters submitted for a vote of holders of shares of Class A common stock (voting together with the holders of shares of Class A common stock as a single class) on an as-converted basis.

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
The holders of our Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our Class A common stock on all matters submitted to a vote of the holders of our Class A common stock, which reduces the relative voting power of the holders of our Class A common stock. In addition, the conversion of our Series A Preferred Stock into Class A common stock or the exercise of the warrant issued to Haveli to purchase up to 11,111,112 shares of Class A common stock, at a purchase price of $4.50 per share of Class A common stock (the “Haveli Warrant”), would dilute the ownership interest of existing holders of our Class A common stock, and any conversion of the Series A Preferred Stock or exercise of the Haveli Warrant would increase the number of shares of our Class A common stock available for public trading, and which may adversely affect prevailing market prices of our Class A common stock.
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

Blend maintains an incident response plan that is designed to contain and address any suspected security incident identified by the Company. This plan is tested at least annually. Our security operations team triages issues and invokes the incident response plan when deemed necessary. This plan includes provisions for notifications of internal and external parties, including Blend leadership and the Audit Committee as required.

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

Our cybersecurity program includes processes for identifying and managing risks from third parties and is integrated into our overall risk management framework. Our program defines key risk objectives and if cybersecurity risk exceeds defined thresholds, such risks are documented and escalated into the enterprise risk program and Blend’s internal audit team. We contractually obligate third-party service providers with access to our systems or processing sensitive data on our behalf to align with our cybersecurity objectives and adhere to industry best practices. We re-evaluate each such service provider at least annually and when the role or purpose of a service provider changes, and have processes to require service providers maintaining sensitive data on our behalf to delete such data upon contract termination.

We engage assessors or other third-party service providers in connection with our risk assessment and cybersecurity assessment or audit processes. These service providers assist us to evaluate risks and identify where our current security program may be improved. We consult with these service providers as required to verify mitigation approaches, to compare Blend’s security posture against industry peers, and to provide overall feedback for the security program. Additionally, we utilize outside service providers, as well as a bug bounty program, to penetration test our network infrastructure and applications and provide prioritized security vulnerability findings reports. Some Blend customers also perform annual security testing on Blend’s infrastructure and applications.

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

Our Information Security Officer and our cybersecurity team (which consists of our security policy manager, security operations manager, and red team lead) are primarily responsible for assessing and managing our material risks from cybersecurity threats. Our Information Security Officer has over 20 years of expertise within the cybersecurity field, and manages an experienced team with expertise in relevant security practices such as penetration testing, security operations, and policy.

Our Information Security Officer and our cybersecurity team oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The processes by which our Information Security Officer and our cybersecurity team are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents include monitoring of network, system and application logs, review of vulnerability scans and penetration test results, review of industry sources for vulnerability and threat indicators, and use of third-party service providers for audit or assessment purposes. In the event of a significant cybersecurity incident that is identified by the Company, Blend leadership and the Audit Committee are informed by the Information Security Officer or our manager of security operations to support swift and informed decision-making.

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

ITEM 2. PROPERTIES
Our corporate headquarters is located in Novato, California under a lease agreement that expires in March 2025. We also lease offices in Newport Beach, California, Lewisville, Texas and Coraopolis, Pennsylvania. We have supplemented our leased space with temporary or on demand available space in New York City, New York, New Orleans, Louisiana, Little Rock, Arkansas, Las Vegas, Nevada, Montgomery, Alabama, Riverside, California and Mexico City, Mexico. We do not own any real property. We believe that our current facilities are adequate to meet our current needs, and we believe we can acquire suitable additional or alternative space as needed.

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

Recent Sales of Unregistered Securities
None.

Market Information for Common Stock
Our Class A common stock has traded on the New York Stock Exchange under the symbol “BLND” since July 16, 2021. Prior to that date, there was no public trading market for our Class A common stock.

Our Class B common stock and Class C common stock are neither listed nor traded.
Holders of Record
As of March 1, 2025, there were 181 stockholders of record of our Class A common stock. The number of beneficial owners of our Class A common stock is substantially greater than the number of record holders because a large portion of our Class A common stock is held in street name by brokers and other intermediaries. As of March 1, 2025, there were two record holders of warrants to purchase our Class A common stock.

As of March 1, 2025, there were two stockholders of record of our Class B common stock. All shares of our Class B common stock are beneficially owned by Nima Ghamsari.

As of March 1, 2025, there were no holders of our Class C common stock.
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
Stock Performance Graph
The following graph compares the cumulative total shareholder return from July 16, 2021, the date on which our Class A common stock commenced trading on the New York Stock Exchange, and its relative performance through December 31, 2024 of (i) our Class A common stock, (ii) the Russell 2000 Stock Index (“S&P 500 Index”) and (iii) the Standard and Poor's 1500 Application Software Index (“S&P Application Software”). The stock performance graph and table assume an initial investment in our Class A common stock and in each index of $100 on July 16, 2021.

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

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE IPO
Among Blend Labs, Inc., the Russell 2000 Index and the S&P 1500 Application Software Index.

$150
$125
$100
$75
$50
$25
$—
7/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
3/24
6/24
9/24
12/24
Blend Labs, Inc.
Russell 2000
S&P 1500 Application Software Index

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the share repurchase activity for the three months ended December 31, 2024:

Period	Total Number of Shares Purchased (in thousands)(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
October 1-31	—	—	—	25
November 1-30	—	—	—	25
December 1-31	—	—	—	25
(1) On August 6, 2024, our board of directors authorized the repurchase of up to $25.0 million of our Class A common stock. In connection with this authorization, we have entered into Rule 10b5-1 plans. As of December 31, 2024, no repurchases have been made under the program. Refer to Note 11, Stockholders Equity, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for additional information.
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

This section of this Annual Report on Form 10-K generally discusses fiscal years 2024 and 2023 items and year-to-year comparisons between fiscal years 2024 and 2023. Discussions of fiscal year 2022 items and year-to-year comparisons between fiscal years 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 14, 2024.
Overview
Blend Labs, Inc. was founded in 2012, with a vision to bring simplicity and transparency to financial services, so everyone can gain access to the capital they need to lead better lives. To realize this vision, we have built a market-leading cloud-based software platform and suite of products for financial services firms that is designed to power the end-to-end consumer journey for any banking product. Our software platform was built in an extensible, modular, and configurable fashion to support continued product expansion. We have technology, data, and service providers on our software platform, including access to an extensive marketplace of insurance carriers and settlement agencies. Our products and marketplaces provide multiple opportunities for us to serve financial services firms and consumers and drive revenue growth.

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

Our platform also includes Blend Builder, which gives our customers the ability to easily configure or build custom workflows from a pre-built set of components, all while leveraging existing infrastructure. Financial services firms can create custom solutions with Blend Builder, or choose from pre-built solutions for Mortgage and Consumer Banking, including Home Equity, Deposit Accounts, Credit Cards, Personal Lending, Auto Lending and more.

As we navigate through a challenging economic environment, we are focused on customer acquisition, maximizing existing partnerships and product expansion as well as efficient investment and disciplined cost management. We see opportunities for expansion into new markets, including markets outside the United States.
Our Business Model
Our success-based business model is designed to align our growth with the interests of our customers. We offer our products through software-as-a-service agreements where fees are assessed based on completed transactions, such as a funded loan, new account opening, or API call. For those products that involve a loan or deposit account application, we do not charge for abandoned applications or rejected applications, even though they cause us to incur costs. We provide the platform, including Blend Builder, under (a) subscription arrangements, in which customers commit to a minimum number of completed transactions at specified prices over the contract term, (b) usage-based arrangements, in which customers pay in arrears a variable amount for completed transactions at a specified price, (c) a fixed price fee, which provides stand-ready access to one or more of our products and services, or (d) consumption-based arrangements, in which customers commit to a certain amount of consumption at specified prices and prepay a fixed amount in advance of their consumption. Completed transaction fees are determined by the number and type of software platform components that are needed to support each product offering. Completed transaction fees are not impacted by the dollar size of transactions; however, we provide volume-based discounts to customers as they complete a higher volume of transactions on our software platform. Customers also have the opportunity to secure volume-based discounts determined by the size and length of contractual commitments. We may earn additional overage fees if the number of completed transactions exceeds contractual minimums or commitments for customers who elect to enter into subscription or consumption-based agreements, respectively. Other than our usage-based arrangements pursuant to which customers pay for a variable amount of completed transactions, our subscription and consumption-based agreements are generally non-cancelable during the contract term. Our usage-based arrangements generally can be terminated at any time by the customer. With our success-based business model, we are focused on driving revenue growth by enabling our customers to more efficiently process and complete transactions using our software platform.

We focus on customer success to drive transaction volumes and opportunities for follow-on sales. Our products are sold through a direct sales force that continues to manage customer relationships on an ongoing basis post-sale. Customers often complete an initial deployment for one or two products and may then add more products over time. The length of the sales cycle for our products generally declines for the second and subsequent products we sell to customers, highlighting our high customer satisfaction.

We also earn revenue through a combination of fixed and/or variable license fees when consumers use our Blend Platform integrated marketplaces, such as when they select a property and casualty insurance carrier. These license fees are typically generated from third-party providers that pay to access our platform and are incremental to what we earn from our financial services firm customers on completed transactions. Our marketplaces are intended to provide greater consumer choice and flexibility and to help financial services firms by providing them with a more complete offering in partnership with Blend. As we drive adoption of our software platform, we expect these license fees to comprise a larger part of our revenue.

The acquisition of Title365 has enabled us to provide our customers with a streamlined title, settlement, and closing process at scale for mortgages, home equity lines of credit, and home equity loans, and we plan to continue to invest in improving and integrating settlement services into those banking products. In performing title search services, Title365 serves as an agent to place and bind title insurance policies with third-party underwriters. Title365 escrow, closing and settlement services are primarily associated with managing the closing of real estate transactions, including the processing of funds on behalf of the transaction participants, gathering and recording the required closing documents, and providing notary and other real estate or title-related activities. Title365 also provides title services in connection with a borrower default and with the issuance of home equity lines of credit and home equity loans.

Recent Developments
Industry Trends
The mortgage market is heavily influenced by government policies and overall economic conditions. The real estate environment, including interest rates and the general economic environment, typically impacts the demand for mortgage and mortgage related products. Since 2022, increases in interest rates due to efforts by the Federal Reserve to manage rising inflation, combined with ongoing supply constraints, have resulted in a relative decline in mortgage origination activity, followed by a slight increase in 2024 as compared to 2023, based on the estimates of industry forecasters.
In 2024, we saw a decrease in total mortgage transactions on our software platform compared to 2023, which can be attributed to normal customer churn amidst continued high interest rates, decreased housing affordability, and uncertain worldwide political and economic conditions. We expect that the aggregate industry mortgage originations will be lower in 1Q25 relative to 4Q24 based on application volume observed to date through our customer base and our analysis of the latest relevant macroeconomic data. While industry forecasters currently project that mortgage origination activity will expand throughout 2025, we anticipate a more moderate growth rate in 2025.
Mortgage origination activity depends on many factors, such as changes in the Federal Reserve’s policies or pressures in the macroeconomic environment, all of which are uncertain and out of our control. We expect the Federal Reserve's decision-making to continue to have impacts on mortgage origination activity. As a large portion of our revenue is driven by mortgage and mortgage-related transaction volumes, changes in mortgage origination volumes have had, and are likely to continue to have, material effects on our business.

Strategic Initiatives
We have taken actions to manage our operating expenses and focus our investments on initiatives critical to achieving our broader strategy. As part of our broader efforts to improve cost efficiency and better align our operating structure with our business activities and the current market, since 2022, we implemented several workforce reduction actions and in 2024, we entered into an agreement to fully terminate one of our leases and abandoned another leased facility. Refer to Note 13, Restructuring, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for additional information regarding our workforce reduction actions and leases optimization.
Additionally, in April 2024, we paid off all of our outstanding debt into connection with the Haveli transaction. Further, in September 2024, we entered into a strategic partnership agreement with Covered whereby we granted Covered a five-year term license allowing Covered to integrate their insurance solutions into our platform for an annual license fee plus variable charges and sold our insurance business to Covered for cash proceeds of $10.1 million and a warrant to purchase up to 177,516 of Covered’s Class B Units, at a purchase price of $0.001 per unit (the “Covered Warrant”). Refer to Note 10, Redeemable Convertible Stock, and Note 16, Strategic Partnership and Sale of Insurance Business, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for additional information regarding these strategic transactions.
Components of Results of Operations
Revenue
Blend Platform
In our Blend Platform segment, we generate revenue from fees paid by customers to access our software platform and complete the transactions. Fees are assessed based on completed transactions, such as a funded loan, new account opening, closing transaction or API call. Completed transaction fees are determined by the number and type of software platform components that are needed to support each product offering. We do not charge for abandoned or rejected applications, even though they cause us to incur costs related to these applications. Arrangements with our customers do not provide the contractual right to take possession of our software at any point in time. Revenue is recognized when access to our platform is provisioned to our customers or as transactions are completed, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. We also generate revenue from providing access to Blend Builder, professional services related to the deployment of our platform, premier support services, and consulting services. We also earn revenue from third-party providers which integrate their marketplaces into our platform for services such as property and casualty insurance. We typically charge third-party providers a combination of fixed and variable license fees.

Our customers have the ability to access our platform under subscription arrangements, in which customers commit to a minimum number of completed transactions at specified prices over the contract term, or under usage-based arrangements, in which customers prepay a fixed amount in advance, typically annually or semi-annually, based on their anticipated consumption of specified products at specified prices or pay monthly in arrears a variable amount for completed transactions at specified prices. Our subscription and prepaid usage-based arrangements are generally noncancelable, and we may also earn additional overage fees if the number of completed transactions exceeds the contractual amounts. Our usage-based arrangements paid in arrears can generally be terminated at any time by the customer. We recognize revenue ratably for our subscription arrangements because the customer receives and consumes the benefits of our platform throughout the contract period. We recognize fees for usage-based arrangements as the completed transactions are processed using our platform. Over the last year, we have seen a shift away from subscription arrangements towards prepaid multi-year usage-based arrangements in our customer contracts. Revenue from third-party providers for access to our platform is recognized ratably over the term of the contract.

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

We expect mortgage interest rates will continue to impact the demand for mortgage and mortgage related products, including refinance transactions. In most cases, higher interest rates have led to higher loan rates charged to consumers, which has adversely affected the ability of our customers to generate refinance transaction volumes. Refinance activity was strong in 2020 and 2021 relative to historical averages over the preceding decade; however, an increase in interest rates due to efforts by the Federal Reserve to manage rising inflation resulted in a decline in refinance transactions volume in both 2022 and 2023, resulting in lower title insurance and other services revenue within the Title segment. Since September 2024, the Federal Reserve lowered the federal funds rate by 100 basis points, easing monetary policy for the first time in four years. Should the Federal Reserve continue to ease monetary policy and further lower its interest rate target, we expect refinance transaction volumes may increase, which in turn may have a positive impact on Title revenue.
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
Operating Expenses
We have taken actions to manage our operating expenses and focus our investments on initiatives critical to achieving our broader strategy. We expect to see our expenses remain relatively flat in 2025 as compared to 2024.

Research and Development
Research and development expenses consist primarily of personnel-related expenses, including stock-based compensation expense, associated with our engineering personnel responsible for the design, development, and testing of new products and features, professional and outside services fees, software and hosting costs, facilities costs, and allocated overhead costs. Research and development costs are expensed as incurred, unless they qualify as capitalizable internal-use software development costs.

Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related expenses, including stock-based compensation expense, costs of general marketing activities, advertising and promotional activities, travel-related expenses, facilities costs, and allocated overhead costs. Sales commissions that are incremental costs of acquiring a contract with a customer as well as associated payroll taxes, are deferred and amortized on a straight-line basis over the estimated period of benefit. Sales commissions that are not incremental costs of acquiring a contract with a customer are expensed in the period incurred.
General and Administrative
General and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation expense for our finance, accounting, legal and compliance, human resources, and other administrative teams, certain executives, stock-based compensation expense related to the stand-alone stock option award granted to our Co-Founder and Head of Blend in 2021, professional services fees, including audit, legal and compliance, facilities costs, software and hosting costs, external consulting expenses, and insurance expenses.
Restructuring
Restructuring charges relate to our workforce reduction plans and facilities restructuring actions. Charges related to workforce reduction plans are comprised of cash expenditures for compensation and severance payments, executive transition costs, employee benefits, payroll taxes and related facilitation costs. Charges related to facilities restructuring actions are comprised of costs related to early termination of the lease agreement and impairment of the right-of-use asset in connection with the abandonment of the property. Refer to Note 13, Restructuring, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for additional information.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned from our investment portfolio. For the year ended December 31, 2024, other income (expense), net also includes a gain on sale of insurance business in connection with strategic partnership, an adjustment to the carrying value of investment in non-marketable equity securities, a loss on extinguishment of debt, and a loss on transfer of our subsidiary in India.
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

Results of Operations
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Revenue
Software platform	$106,914	$101,204	$113,589
Professional services	8,848	8,345	7,835
Title	46,257	47,297	113,777
Total revenue	162,019	156,846	235,201
Cost of revenue(1)
Software platform	23,107	22,025	30,706
Professional services	9,434	11,065	15,504
Title	38,934	42,621	99,340
Total cost of revenue	71,475	75,711	145,550
Gross profit	90,544	81,135	89,651
Operating expenses:
Research and development(1)	46,087	81,591	138,094
Sales and marketing(1)	36,049	60,130	85,248
General and administrative(1)	50,557	70,688	139,120
Amortization of acquired intangible assets	—	—	8,411
Impairment of intangible assets and goodwill	—	—	449,680
Restructuring	7,471	24,948	15,275
Total operating expenses	140,164	237,357	835,828
Loss from operations	(49,620)	(156,222)	(746,177)
Interest expense	(6,747)	(30,811)	(24,790)
Other income (expense), net	13,057	7,248	4,916
Loss before income taxes	(43,310)	(179,785)	(766,051)
Income tax (expense) benefit	(109)	(94)	2,241
Net loss	$(43,419)	$(179,879)	$(763,810)

(1)Includes stock-based compensation as follows:	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cost of revenue	$527	$1,132	$2,069
Research and development(2)	9,870	19,046	47,280
Sales and marketing	3,546	7,137	11,725
General and administrative	14,134	18,706	48,628
Total stock-based compensation	$28,077	$46,021	$109,702
____________
(2) Net of $2.5 million of additions to capitalized internal-use software for the year ended December 31, 2024, and none for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
	(as a % of revenue)*
Revenue
Software platform	66%	65%	48%
Professional services	5	5	4
Title	29	30	48
Total revenue	100	100	100
Cost of revenue
Software platform	14	14	13
Professional services	6	7	7
Title	24	27	42
Total cost of revenue	44	48	62
Gross margin	56	52	38
Operating expenses:
Research and development	28	52	59
Sales and marketing	22	38	36
General and administrative	32	45	59
Amortization of acquired intangible assets	—	—	4
Impairment of intangible assets and goodwill	—	—	191
Restructuring	5	16	6
Total operating expenses	87	151	355
Loss from operations	(31)	(100)	(317)
Interest expense	(4)	(20)	(11)
Other income (expense), net	8	5	2
Loss before income taxes	(27)	(115)	(326)
Income tax (expense) benefit	—	—	1
Net loss	(27)%	(115)%	(325)%
____________
*Certain percentages may not foot due to rounding.

Comparison of the Years Ended December 31, 2024 and 2023
Revenue and Cost of Revenue

	Year Ended December 31,
	2024		2023		$ Change	% Change
	(In thousands)
Segment revenue:
Blend Platform:
Mortgage Suite	$73,257		$77,574		$(4,317)	(6%)
Consumer Banking Suite	33,657		23,630		10,027	42%
Professional Services	8,848		8,345		503	6%
Total Blend Platform	115,762		109,549		6,213	6%
Title	46,257		47,297		(1,040)	(2%)
Total revenue	$162,019		$156,846		$5,173	3%
Segment cost of revenue:
Blend Platform	$32,541		$33,090		$(549)	(2%)
Title	38,934		42,621		(3,687)	(9%)
Total cost of revenue	$71,475		$75,711		$(4,236)	(6%)
Segment gross profit and gross margin:
Blend Platform	$83,221	72%	$76,459	70%	$6,762	9%
Title	7,323	16%	4,676	10%	2,647	57%
Total gross profit	$90,544	56%	$81,135	52%	$9,409	12%
Revenue increased $5.2 million, or 3%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, driven by an increase in Blend Platform revenue of $6.2 million, or 6%, offset by a decrease in Title segment revenue of $1.0 million, or 2%, which was primarily due to the lower volume of title orders. Within Blend Platform revenue, Mortgage Suite revenue decreased $4.3 million, or 6%, primarily due to the lower volume of mortgage banking transactions with our customers, the Consumer Banking Suite revenue increased $10.0 million, or 42%, primarily due to an increase in home equity transactions and incremental platform fees, an increase in attach rates of our digital closing solution, higher volume of deposit account openings, offset by lower consumer lending transactions with our customers. Professional Services revenue increased by $0.5 million, or 6%, primarily due to an increase in professional services associated with the support of our platform.

Cost of revenue decreased $4.2 million, or 6%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, driven by a decrease of $3.7 million, or 9% within the Title segment, primarily due to a decrease in personnel related expenses, attributable to a decrease in headcount related to our restructuring actions, as well as the lower volume of title orders, and a decrease in Blend Platform cost of revenue of $0.5 million, or 2%, primarily due to the lower volume of mortgage banking transactions.

Gross profit increased $9.4 million, or 12% for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Gross margin was 56% for the year ended December 31, 2024 compared to 52% for the year ended December 31, 2023. Within Blend Platform segment, gross profit increased by $6.8 million, while gross margin increased to 72% for the year ended December 31, 2024 as compared to 70% for the year ended December 31, 2023. The increase in gross profit was primarily due to expanding Consumer Banking Suite revenue and lower cost of revenue as the Company continues to focus on operational efficiency. Within the Title segment, gross profit increased by $2.6 million while gross margin increased to 16% for the year ended December 31, 2024 as compared to 10% for the year ended December 31, 2023 due to ongoing cost optimizations, such as rationalization of headcount and facilities footprint.

Operating Expenses

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$46,087	$81,591	$(35,504)	(44%)
Sales and marketing	36,049	60,130	(24,081)	(40%)
General and administrative	50,557	70,688	(20,131)	(28%)
Restructuring	7,471	24,948	(17,477)	(70%)
Total operating expenses	$140,164	$237,357	$(97,193)	(41%)
Research and Development
Research and development expenses decreased $35.5 million, or 44%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to a $14.9 million decrease in personnel related expenses and a $6.7 million decrease in stock-based compensation expense attributable to a decrease in headcount, in each case, related to our restructuring actions, a $12.0 million decrease due to the capitalization of internal-use software development costs, a $1.3 million decrease in software and hosting costs and a $0.4 million decrease in facilities costs.
Sales and Marketing
Sales and marketing expenses decreased $24.1 million, or 40%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to a $11.7 million decrease in personnel related expenses and a $3.6 million decrease in stock-based compensation expense attributable to a decrease in headcount, in each case, related to our restructuring actions, a $4.4 million decrease in commissions, a $1.4 million decrease in advertising and promotion expenses, a $1.3 million decrease in software and hosting costs, a $0.9 million decrease in trade shows and conference costs and a $0.6 million decrease in facilities costs.
General and Administrative
General and administrative expenses decreased $20.1 million, or 28%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to a $7.0 million decrease in personnel related expenses, a $4.6 million decrease in stock-based compensation expense, primarily attributable to vesting of the second tranche of Head of Blend options in 2023 and a decrease in headcount related to our restructuring actions, a $2.1 million decrease in external consulting expenses, a $1.9 million decrease in insurance expenses, a $1.7 million decrease in professional and outside services costs, a $1.7 million decrease in software and hosting costs and a $0.3 million decrease in facilities costs.
Restructuring
Restructuring expenses decreased $17.5 million, or 70%, for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to the 2023 workforce reduction plans being larger than the 2024 workforce reduction plans. This decrease in workforce-related restructuring expenses was partially offset by an increase in facilities-related restructuring charges incurred for the year ended December 31, 2024. The costs related to each workforce reduction plan included cash expenditures for compensation and severance payments, executive transition costs, employee benefits, payroll taxes and related facilitation costs.

Interest Expense

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(In thousands)
Interest expense	$(6,747)	$(30,811)	$24,064	(78%)
Interest expense decreased $24.1 million, or 78%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to the optional prepayment of the outstanding Term Loan under the Credit Agreement in an aggregate principal amount of $85.0 million on November 27, 2023 and repayment of all remaining amounts outstanding and payable under the Credit Agreement in an aggregate amount of $146.1 million on April 29, 2024. The borrowings under the Credit Agreement accrued interest at a floating rate which could be, at our option, either (i) an adjusted Term SOFR rate for a specified interest period plus an applicable margin of 7.50% or (ii) a base rate plus an applicable margin of 6.50%. The effective interest rate on our Term Loan was approximately 14.55% as of April 29, 2024, the date of its termination.
Other Income (Expense), net

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(In thousands)
Other income (expense), net	$13,057	$7,248	$5,809	80%
Other income (expense), net increased $5.8 million, or 80%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to an $9.2 million gain on sale of insurance business in connection with the strategic partnership, a $4.4 million gain on investment on non-marketable equity securities due to an observable price change, offset by a $5.5 million loss on extinguishment of debt recognized in the year ended December 31, 2024 compared to a $4.0 million loss on the partial extinguishment of debt recognized in the year ended December 31, 2023, a $5.9 million decrease in interest income on our investment portfolio due to a smaller investment balance in 2024 as compared to 2023, and a $0.6 million loss on transfer of our subsidiary in India.
Income Tax Expense

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(In thousands)
Income tax expense	$(109)	$(94)	$(15)	16%
The decrease in income tax expense for the year ended December 31, 2024 compared to the year ended December 31, 2023 was immaterial.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through proceeds from the issuance of our stock and warrants and cash generated from the sale of our product offerings, as well as debt financing. As of December 31, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $98.5 million. Cash and cash equivalents are comprised of bank deposits and money market funds. Marketable securities are comprised of U.S. treasury and agency securities, commercial paper, and corporate debt securities. Most of our cash and cash equivalents are held in the United States.

We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $1,385.0 million as of December 31, 2024. We may incur operating losses in the future due to the investments that we intend to make in our business and pressures on revenue growth due to the recent macroeconomic environment, and as a result, we may require additional capital resources to grow our business.

Share Repurchase Program
In August 2024, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock, in an aggregate amount up to $25 million. Repurchases may be made at out discretion from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our Class A common stock under this authorization. The share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. During the year ended December 31, 2024, we did not repurchase any of our Class A common stock under our share repurchase program. As of December 31, 2024, approximately $25 million remained authorized and available under our share repurchase program for future share repurchases. Refer to Note 11, Stockholder’s Equity, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for additional information.

Preferred Stock Investment
On April 29, 2024, we entered into the Investment Agreement with Haveli and issued 150,000 shares of the Company’s Series A Preferred Stock for an aggregate purchase price of $150.0 million. In connection with the issuance of the Series A Preferred Stock, we issued the Haveli Warrant to purchase up to 11,111,112 shares of Class A common stock, at a purchase price of $4.50 per share of Class A common stock. The Haveli Warrant is exercisable for a period of 24 months from issuance.

Credit Agreement Termination
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net cash used in operating activities	$(13,044)	$(127,621)	$(190,418)
Net cash provided by investing activities	45,395	127,306	99,431
Net cash (used in) provided by financing activities	(21,062)	(90,958)	2,220
Effect of exchange rates on cash, cash equivalents, and restricted cash	(5)	(31)	(116)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$11,284	$(91,304)	$(88,883)
Cash Used in Operating Activities
Our largest source of operating cash is cash collections from our customers, and our primary uses of cash in operations are for employee-related expenditures, sales and marketing expenses, and third-party hosting costs.

Net cash used in operating activities for the years ended December 31, 2024 and 2023 was $13.0 million and $127.6 million, respectively. The decrease in cash used in operations reflects our net loss adjusted for noncash items, such as charges associated with stock-based compensation, depreciation and amortization, gain on investment in equity securities, amortization of deferred contract costs, amortization of operating lease right-of-use assets, and amortization of debt discount and issuance costs on our long-term debt, loss on debt extinguishment, gain on sale of insurance business, and changes in operating assets and liabilities. Fluctuations in operating assets and liabilities are affected primarily by changes in trade and other receivables, prepaid expenses and other current assets, accrued compensation, deferred revenue, accounts payable and other liabilities.

Cash Provided by Investing Activities
Net cash provided by investing activities during the year ended December 31, 2024 was $45.4 million, which was primarily due to sales of marketable securities of $100.3 million and maturities of marketable securities of $53.2 million, $9.1 million proceeds from sale of insurance business, offset by $102.0 million used in the purchase of marketable securities, an investment via issuance of note receivable of $5.0 million and $9.8 million in additions of property and equipment, primarily related to capitalized internal-use software development costs.
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

Cash Used in Financing Activities
Net cash used in financing activities for the year ended December 31, 2024 was $21.1 million, primarily consisting of $144.5 million repayment of long-term debt, $9.5 million payment of issuance costs related to the Series A Preferred Stock and the Haveli Warrant, payment of taxes related to net share settlement of equity awards of $18.1 million, offset by $149.4 million proceeds from the issuance of Series A Preferred Stock and the Haveli Warrant, and proceeds from the exercises of stock options of $1.7 million.
Net cash used in financing activities for the year ended December 31, 2023 was $91.0 million, primarily consisting of partial repayment of long-term debt principal of $85.1 million and payment of taxes related to net share settlement of equity awards of $6.2 million.

Contingent Obligations
We administer escrow and trust deposits held at third-party financial institutions representing funds received under real estate contracts, escrowed funds received under escrow agreements, and/or undisbursed amounts received for settlement of mortgage and home equity loans. Cash held for these purposes was approximately $6.1 million, net of outstanding checks in transit of $33.8 million as of December 31, 2024. These funds are not considered assets of ours and, therefore, are not included in our consolidated balance sheet; however, we are contingently liable for the disposition of these funds on behalf of consumers.

As of December 31, 2024, we did not have any other relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Critical Accounting Estimates
Our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K are prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows could be affected.

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
Revenue Recognition
In our Blend Platform segment, we generate revenue from fees paid by our customers to access our platform, to complete mortgage and consumer banking transactions on our software platform, access Blend Builder, and, to a lesser extent, from professional services and premier support. In our Title segment, we generate revenue from digitally-enabled and traditional title insurance services, where we earn fees for placing and binding title insurance policies with third-party underwriters, and from escrow and other trustee services where we earn fees from managing the closing of real estate transactions.

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
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $42.2 million and marketable securities and other investments of $56.2 million as of December 31, 2024, which consisted of bank deposits, money market funds, U.S. treasury and agency securities and commercial paper. The cash and cash equivalents are held primarily for working capital purposes. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points change in interest rates during any of the periods presented would not have had a material impact on our investments. On April 29, 2024, we repaid in full all amounts outstanding and payable under the Term Loan.
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
ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Blend Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blend Labs, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), of redeemable noncontrolling interest, series A redeemable convertible preferred stock, and stockholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
March 13, 2025

We have served as the Company’s auditor since 2023.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Blend Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of operations and comprehensive income (loss), consolidated statement of redeemable noncontrolling interest, series A redeemable convertible preferred stock and stockholders’ equity and cash flows of Blend Labs, Inc. and subsidiaries (the Company) for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

San Francisco, California
March 16, 2023, except for Notes 1, 3 and 17 as to which the date is March 14, 2024.

Blend Labs, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$42,243	$30,962
Marketable securities and other investments	56,233	105,960
Trade and other receivables, net of allowance for credit losses of $80 and $149, respectively	17,365	18,345
Prepaid expenses and other current assets	19,329	14,569
Total current assets	135,170	169,836
Property and equipment, net	12,321	3,945
Operating lease right-of-use assets	1,469	8,565
Intangible assets, net	2,081	2,108
Deferred contract costs	2,868	2,453
Other non-current assets	24,103	19,158
Total assets	$178,012	$206,065
Liabilities, redeemable equity and stockholders’ equity
Current liabilities:
Accounts payable	$2,417	$2,170
Deferred revenue	19,240	8,984
Accrued compensation	3,976	5,562
Other current liabilities	13,316	14,858
Total current liabilities	38,949	31,574
Operating lease liabilities, non-current	801	6,982
Other non-current liabilities	580	2,228
Debt, non-current, net	—	138,334
Total liabilities	40,330	179,118
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	52,375	46,190
Series A redeemable convertible preferred stock, par value $0.00001 per share: 200,000 shares authorized as of December 31, 2024 and 2023, 150 and 0 shares issued and outstanding as of December 31, 2024 and 2023, respectively (Note 10)	141,663	—
Stockholders’ equity:
Class A, Class B and Class C Common Stock, par value $0.00001 per share: 3,000,000 (Class A 1,800,000, Class B 600,000, Class C 600,000) shares authorized as of December 31, 2024 and 2023; 258,173 (Class A 254,426, Class B 3,747, Class C 0) and 249,910 (Class A 240,262, Class B 9,648, Class C 0) shares issued and outstanding as of December 31, 2024 and 2023, respectively	2	2
Additional paid-in capital	1,328,015	1,321,944
Accumulated other comprehensive loss	602	441
Accumulated deficit	(1,384,975)	(1,341,630)
Total stockholders’ equity	(56,356)	(19,243)
Total liabilities, redeemable equity and stockholders’ equity	$178,012	$206,065

See accompanying notes to consolidated financial statements

Blend Labs, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue
Software platform	$106,914	$101,204	$113,589
Professional services	8,848	8,345	7,835
Title	46,257	47,297	113,777
Total revenue	162,019	156,846	235,201
Cost of revenue
Software platform	23,107	22,025	30,706
Professional services	9,434	11,065	15,504
Title	38,934	42,621	99,340
Total cost of revenue	71,475	75,711	145,550
Gross profit	90,544	81,135	89,651
Operating expenses:
Research and development	46,087	81,591	138,094
Sales and marketing	36,049	60,130	85,248
General and administrative	50,557	70,688	139,120
Amortization of acquired intangible assets	—	—	8,411
Impairment of intangible assets and goodwill	—	—	449,680
Restructuring	7,471	24,948	15,275
Total operating expenses	140,164	237,357	835,828
Loss from operations	(49,620)	(156,222)	(746,177)
Interest expense	(6,747)	(30,811)	(24,790)
Other income (expense), net	13,057	7,248	4,916
Loss before income taxes	(43,310)	(179,785)	(766,051)
Income tax (expense) benefit	(109)	(94)	2,241
Net loss	(43,419)	(179,879)	(763,810)
Less: Net loss attributable to noncontrolling interest	74	1,186	43,638
Net loss attributable to Blend Labs, Inc.	(43,345)	(178,693)	(720,172)
Less: Accretion of redeemable noncontrolling interest to redemption value	(6,259)	(6,627)	(48,438)
Less: Accretion of Series A redeemable convertible preferred stock to redemption value	(10,879)	—	—
Net loss attributable to Blend Labs, Inc. common stockholders	$(60,483)	$(185,320)	$(768,610)

Net loss per share attributable to Blend Labs, Inc. common stockholders:
Basic and diluted	$(0.24)	$(0.76)	$(3.28)
Weighted average shares used in calculating net loss per share:
Basic and diluted	253,921	245,206	234,161

Comprehensive loss:
Net loss	$(43,419)	$(179,879)	$(763,810)
Unrealized gain (loss) on marketable securities	87	1,030	(135)
Foreign currency translation gain	74	119	235
Comprehensive loss	(43,258)	(178,730)	(763,710)
Less: Comprehensive loss attributable to noncontrolling interest	74	1,186	43,638
Comprehensive loss attributable to Blend Labs, Inc.	$(43,184)	$(177,544)	$(720,072)
See accompanying notes to consolidated financial statements

Blend Labs, Inc.
Consolidated Statements of Redeemable Noncontrolling Interest, Series A Redeemable Convertible Preferred Stock, and Stockholders’ Equity
(In thousands)

	Year Ended December 31, 2024
	Redeemable Noncontrolling Interest	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

		Shares	Amount	Shares	Amount
Balances as of December 31, 2023	$46,190	—	$—	249,910	$2	$1,321,944	$441	$(1,341,630)	$(19,243)
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	—	961	—	1,658	—	—	1,658
Vesting of early exercised stock options	—	—	—	—	—	363	—	—	363
Vesting of restricted stock units	—	—	—	12,107	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—	—	(4,805)	—	(18,115)	—	—	(18,115)
Stock-based compensation	—	—	—	—	—	30,192	—	—	30,192
Unrealized gain on investments in marketable securities	—	—	—	—	—	—	87	—	87
Foreign currency translation gain	—	—	—	—	—	—	74	—	74
Accretion of redeemable noncontrolling interest to redemption value	6,259	—	—	—	—	(6,259)	—	—	(6,259)
Issuance of Series A redeemable convertible preferred stock, net of issuance costs	—	150	130,784	—	—	—	—	—	—
Issuance of the Haveli Warrant in connection with the Series A redeemable convertible preferred stock	—	—	—	—	—	9,111	—	—	9,111
Accretion of Series A redeemable convertible preferred stock to redemption value	—	—	10,879	—	—	(10,879)	—	—	(10,879)
Net loss	(74)	—	—	—	—	—	—	(43,345)	(43,345)
Balances as of December 31, 2024	$52,375	150	$141,663	258,173	$2	$1,328,015	$602	$(1,384,975)	$(56,356)
See accompanying notes to consolidated financial statements

Blend Labs, Inc.
Consolidated Statements of Redeemable Noncontrolling Interest, Series A Redeemable Convertible Preferred Stock and Stockholders’ Equity (Continued)
(In thousands)

	Year Ended December 31, 2023
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

		Shares	Amount
Balances as of December 31, 2022	$40,749	240,931	$2	$1,286,815	$(708)	$(1,162,937)	$123,172
Issuance of common stock upon exercise of stock options, net of repurchases	—	274	—	460	—	—	460
Vesting of early exercised stock options	—	—	—	1,446	—	—	1,446
Vesting of restricted stock units	—	13,531	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	(4,826)	—	(6,171)	—	—	(6,171)
Stock-based compensation	—	—	—	46,021	—	—	46,021
Unrealized gain on investments in marketable securities	—	—	—	—	1,030	—	1,030
Foreign currency translation gain	—	—	—	—	119	—	119
Accretion of redeemable noncontrolling interest to redemption value	6,627	—	—	(6,627)	—	—	(6,627)
Net loss	(1,186)	—	—	—	—	(178,693)	(178,693)
Balances as of December 31, 2023	$46,190	249,910	$2	$1,321,944	$441	$(1,341,630)	$(19,243)
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
See accompanying notes to consolidated financial statements

Blend Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net loss	$(43,419)	$(179,879)	$(763,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	28,077	46,021	109,702
Depreciation and amortization	2,289	2,464	10,766
Impairment of intangible assets and goodwill	—	—	449,680
Amortization of deferred contract costs	1,068	2,979	4,638
Amortization of debt discount and issuance costs	690	2,968	3,058
Amortization of operating lease right-of-use assets	2,530	3,296	3,650
Accelerated amortization of right-of-use asset in connection with lease abandonment	2,992	—	—
Gain on investment in equity securities	(4,417)	—	(2,884)
Loss on extinguishment of debt	5,476	3,970	—
Gain on sale of insurance business	(9,213)	—	—
Release of valuation allowance and change in deferred taxes	—	—	(2,864)
Other	(1,009)	(5,187)	2,129
Changes in operating assets and liabilities:
Trade and other receivables	918	4,274	12,289
Prepaid expenses and other assets, current and non-current	(1,060)	2,048	9,374
Deferred contract costs, non-current	(415)	(762)	2,487
Accounts payable	(67)	910	(4,900)
Deferred revenue	10,256	289	627
Accrued compensation	(1,959)	(4,497)	(8,081)
Operating lease liabilities	(4,585)	(4,012)	(3,888)
Other liabilities, current and non-current	(1,196)	(2,503)	(12,391)
Net cash used in operating activities	(13,044)	(127,621)	(190,418)
Investing activities
Purchases of marketable securities	(102,030)	(236,079)	(145,543)
Sale of available-for-sale securities	100,327	56,022	6
Maturities of marketable securities	53,150	310,450	247,036
Additions to property, equipment and internal-use software development costs	(9,844)	(587)	(2,068)
Other	(283)	—	—
Proceeds from sale of insurance business	9,075	—	—
Investment in note receivable	(5,000)	(2,500)	—
Net cash provided by investing activities	45,395	127,306	99,431
Financing activities
Proceeds from exercises of stock options, including early exercises, net of repurchases	1,658	268	2,611
Taxes paid related to net share settlement of equity awards	(18,115)	(6,171)	—
Repayment of long-term debt	(144,500)	(85,055)	—
Net proceeds from the issuance of the Series A redeemable convertible preferred stock and the Haveli Warrant	149,375	—	—
Payment for issuance costs related to the Series A redeemable convertible preferred stock and the Haveli Warrant	(9,480)	—	—
Proceeds from initial public offering, net of underwriters' fees and issuance costs	—	—	(391)
Net cash (used in) provided by financing activities	(21,062)	(90,958)	2,220
Effect of exchange rates on cash, cash equivalents, and restricted cash	(5)	(31)	(116)
Net increase (decrease) in cash, cash equivalents, and restricted cash	11,284	(91,304)	(88,883)
Cash, cash equivalents, and restricted cash at beginning of period	38,253	129,557	218,440
Cash, cash equivalents, and restricted cash at end of period	$49,537	$38,253	$129,557
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$42,243	$30,962	$124,199
Restricted cash	7,294	7,291	5,358
Total cash, cash equivalents, and restricted cash	$49,537	$38,253	$129,557

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$76	$107	$276
Cash paid for interest	$6,150	$27,814	$25,056
Supplemental disclosure of non-cash investing and financing activities:
Vesting of early exercised stock options	$363	$1,446	$4,060
Operating lease liabilities arising from obtaining new or modified right-of-use assets	$1,151	$327	$605
Stock-based compensation included in capitalized internal-use software development costs	$2,450	$—	$—
Accretion of redeemable noncontrolling interest to redemption value	$6,259	$6,627	$48,438
Accretion of Series A redeemable convertible preferred stock to redemption value	$10,879	$—	$—
Covered Warrant received in connection with strategic partnership and sale of insurance business	$222	$—	$—
Capitalized internal-use software development costs included in accrued compensation	$155	$—	$—
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

In 2023, the Company changed the presentation of its disaggregated revenue within the notes to the consolidated financial statements, to align with the change in how the CODM reviews financial information. This change was driven by the introduction of Blend Builder, which gives customers the ability to build custom solutions or configure workflows with pre-built solutions such as Instant Home Equity, Deposit Accounts, Credit Cards, and others. Within the new disaggregation, Mortgage Suite revenue represents revenue related to mortgage transactions processed through the Company’s software platform, ancillary product revenue related to mortgage transactions, and marketplace revenue (property and casualty insurance). Consumer Banking Suite revenue represents revenue related to the Company’s consumer banking products including personal loans, credit cards, deposit accounts, and home equity, including ancillary product revenue related to consumer banking transactions. Professional Services revenue represents revenue related to the deployment of the Company’s software platform, client support and consulting services. Title revenue represents revenue related to title (traditional and digitally-enabled), escrow and other closing and settlement services provided by the Title segment.

Prior period amounts have been reclassified to conform to current period presentation.
Reclassification
Certain prior periods amounts have been reclassified to conform to the current period’s presentation. None of these reclassifications had a material impact on the consolidated financial statements.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. Actual results may differ from those estimates. Such estimates include, but are not limited to, estimates of variable consideration, evaluation of contingencies, determination of the incremental borrowing rates used in calculations of lease liabilities, determination of fair values of stock-based compensation, determination of fair value of marketable securities, determination of the fair value of each of the Series A Preferred Stock and the Haveli Warrant, determination of fair values of assets transferred and performance obligations committed to under the strategic partnership agreement, assessment of expected credit losses on notes receivable, valuation of deferred tax assets, valuation of acquired intangible assets, valuation of the redeemable noncontrolling interest, determination of useful lives of tangible and intangible assets and capitalized internal-use software development costs, assessment of impairment of long-lived assets, and valuation of equity securities without readily determinable fair value.
Risks and Uncertainties
The Company has been and may continue to be affected by various macroeconomic factors, including interest rate environment, housing affordability, and worldwide political and economic conditions. The global financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, rising interest rates, inflation, increases in unemployment rates and uncertainty about economic stability. The real estate environment, including interest rates and the general economic environment, typically impacts the demand for mortgage and mortgage related products. Increases in interest rates due to efforts by the U.S. Federal Reserve (the “Federal Reserve”) to manage rising inflation, combined with ongoing supply constraints, have resulted in a decline in mortgage origination activity. The demand for mortgage and mortgage related products continues to be sensitive to these factors, and any material changes in Federal Reserve policy, interest rates or housing supply are expected to impact overall origination activity levels during 2025.

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
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company places its cash with high credit quality and federally insured institutions. Cash with any one institution may be in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes the exposure to credit risk is not significant. The Company considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents. As of December 31, 2024 and 2023, cash and cash equivalents consisted of cash, money market accounts, and highly liquid investments with original maturities less than 90 days. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair value due to the short-term nature of the investments.
Restricted Cash
The Company has classified cash that is not available for use in its operations as restricted cash. Restricted cash consists primarily of collateral for letters of credit related to security deposits for the Company’s office facility lease arrangements and collateral for surety bonds related to the Title segment. As of December 31, 2024, the Company had restricted cash of $7.3 million, of which $5.0 million was presented within prepaid expenses and other current assets and $2.3 million was presented within other non-current assets on the consolidated balance sheets. As of December 31, 2023, the Company had restricted cash of $7.3 million, all of which was presented within other non-current assets on the consolidated balance sheets.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Trade and Other Receivables and Credit Loss Reserves
The Company reports trade and other receivables net of the allowance for credit losses, in accordance with Accounting Standards Codification (“ASC”) 326, Financial Instruments—Credit Losses. ASC 326 requires an entity to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The Company’s estimate of expected credit losses is determined based on expected lifetime loss rates calculated from historical data and adjusted for the impact of current and future conditions, such as the age of outstanding receivables, historical payment patterns, any known or expected changes to the customers’ ability to fulfill their payment obligations, or assessment of broader economic conditions that may impact the customers’ ability to pay the outstanding balances. As of each of December 31, 2024 and 2023, the reserve for expected credit losses was immaterial. The provision for expected credit losses and the uncollectible portion of the receivables written off against reserve for expected credit losses were immaterial for the years ended December 31, 2024 and 2023.
Marketable Securities
Marketable securities consist primarily of U.S. treasury and agency securities, commercial paper, and corporate debt securities. The Company’s policy requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. The Company classifies its marketable securities as available-for-sale securities at the time of purchase and reevaluates such classification at each balance sheet date. The Company has classified its investments as current based on the nature of the investments and their availability for use in current operations.

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
Capitalized Internal-Use Software
The Company capitalizes certain costs incurred in the development of its platform and product offerings when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project, and (iii) it is probable that the project will be completed and the software will be used to perform the function intended. These capitalized costs include personnel and related expenses, including stock-based compensation, for employees who are directly associated with and who devote time to internal-use software projects. Capitalization of these costs ceases and amortization commences once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for significant upgrades and enhancements to the existing software are capitalized, while the costs incurred for minor modifications, as well as training and maintenance are expensed as incurred. The capitalized internal-use software development

Blend Labs, Inc.
Notes to Consolidated Financial Statements

costs are reported in property and equipment, net, in the consolidated balance sheets. The Company does not transfer ownership of its software, license, or lease the software to third parties. Capitalized internal-use software development costs are amortized using the straight-line method through cost of revenue over an estimated useful life of the software, as the straight-line recognition method best approximates the manner in which the expected benefit will be derived as follows:

Application	3 years
Integration	4 years
Platform	5 years
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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Investment in Non-Marketable Equity Securities
Investment in non-marketable equity securities without readily determinable fair values is recorded at cost, less impairment, if any, plus or minus observable price changes in orderly transactions of an identical or similar investment of the same issuer. During the year ended December 31, 2024, the Company recognized a $4.4 million gain as the result of an adjustment to the carrying value of the non-marketable security to reflect observable price changes. The Company determined the adjustment by measuring the security at fair value using the option pricing model (“OPM”) as of the date the observable transaction occurred. Observable transactions, such as the issuance of new equity by an investee, are indicators of investee enterprise value and are used to estimate the fair value of the Company’s investment in the equity security. An OPM is utilized to allocate value to the various classes of securities of the investee, including classes owned by the Company. Such information, available to the Company from the investee entity, is supplemented with the Company’s estimates such as volatility, expected time to liquidity and the rights and obligations of the securities the Company holds. The inputs to valuation techniques used to measure fair value of the Company’s non-marketable equity security are classified as Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. Refer to Note 6, Significant Balance Sheet Components, for further information. There were no observable price changes for the year ended December 31, 2023. During the year ended December 31, 2022, the Company recognized a $2.9 million gain as the result of an adjustment to the carrying value of the non-marketable security to reflect observable price changes.
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
Investment in Notes Receivable
Investment in notes receivable represents an investment in a privately-held company via convertible promissory notes that are accounted for under ASC 310, Receivables, at cost basis, less impairment. At each reporting date, the Company evaluates the collectability of the notes receivable in accordance with ASC 326, Financial Instruments—Credit Losses. The notes receivable are presented within other non-current assets on the consolidated balance sheets. Refer to Note 6, Significant Balance Sheet Components, for further information.
Business Combinations
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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Due to a decline in economic and market conditions in 2022, the Company determined that triggering events that indicate the assets should be evaluated for impairment occurred and performed a quantitative impairment analysis, which resulted in a full impairment of goodwill and the acquired customer relationship intangible assets. Refer to Note 5, Intangible Assets, for further information.
Redeemable Noncontrolling Interest
The Company’s 90.1% ownership of Title365 results in recognition of 9.9% noncontrolling interest, which represents the minority stockholder’s share of the net income and equity in Title365. The Title365 stockholders agreement includes a provision whereby the Company has a call option to purchase the 9.9% noncontrolling interest at a purchase price equal to the greater of (1) $49.5 million plus an amount of interest calculated using an interest rate of 5.0% per annum compounding annually; or (2) 4.4 multiplied by the trailing 12-month EBITDA multiplied by the noncontrolling interest ownership percentage (the “Title365 Call Option”). The Title365 Call Option became exercisable on June 30, 2023. The noncontrolling interest holder also holds an option to compel the Company to purchase the remaining 9.9% noncontrolling interest at a price calculated in the same manner as the Title365 Call Option (the “Title365 Put Option”). The Title365 Put Option is exercisable beginning 5 years following the acquisition closing date. Neither the Title365 Call Option nor the Title365 Put Option have an expiration date. However, pursuant to the Title365 stockholders agreement, the Company also has certain bring-along rights that it can exercise under certain circumstances, which may result in the Title365 Put Option being extinguished. As the Title365 Put Option is not solely within the Company’s control, the Company classified this interest as redeemable noncontrolling interest (“RNCI”) within the mezzanine equity section of the consolidated balance sheets. The RNCI is accreted to the redemption value under the interest method from the acquisition date through the date the Title365 Put Option becomes exercisable. At each balance sheet date, the RNCI is reported at the greater of the initial carrying amount adjusted for the RNCI's share of earnings or losses and other comprehensive income or loss, or its accreted redemption value. The changes in the redemption amount are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. For each reporting period, the entire periodic change in the redemption amount is reflected in the computation of net loss per share under the two-class method as being akin to a dividend. As of December 31, 2024 and 2023, the redemption amount of the Title365 Put Option as if it was currently redeemable was $58.7 million and $55.9 million, respectively.
Series A Preferred Stock
On April 29, 2024, the Company entered into an Investment Agreement (the “Investment Agreement”) with Haveli Brooks Aggregator, L.P. (“Haveli”) and issued 150,000 shares of the Company’s Series A Preferred Stock. The Series A Preferred Stock is classified as mezzanine equity due to the redemption features that are not solely within the Company’s control. The Series A Preferred Stock is accreted to its maximum redemption value over the seven year term, using the effective interest method. The increases in the redemption amount are recorded with corresponding adjustments against additional paid-in capital, in the absence of retained earnings. For each reporting period, the entire periodic change in the redemption amount is reflected in the computation of net loss per share under the two-class method as being akin to a dividend, by reducing the income (or increasing the loss) attributable to common stockholders. The Series A Preferred Stock is a participating security for purposes of applying the two-class method when calculating earnings per share in periods of net income. Refer to Note 15, Net Loss per Share, for further information.
Debt and Debt Issuance Costs
The carrying value of the Company’s term loan is presented net of debt issuance costs and discount relating to the issuance of preferred stock warrant. These costs are amortized as a non-cash component of interest expense using the effective interest method over the term of the loan. Unamortized debt issuance costs that exist upon the extinguishment of debt are expensed proportionally to the amount of debt extinguished and the resulting loss on extinguishment is presented within other income (expense), net on the consolidated statement of operations and comprehensive income (loss). On April 29, 2024, in connection with the issuance of the Series A Preferred Stock, the Company paid approximately $146.1 million to repay all amounts outstanding and payable under the Credit Agreement, including the exit fee of $4.5 million, and terminated the Credit Agreement. Refer to Note 9, Debt Financing, for further information.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Segment Information
The Company’s operating segments are defined in a manner consistent with how the Company manages its operations and how the CODM evaluates the results and allocates the Company’s resources.

The Company’s operations are organized into two reportable segments: Blend Platform and Title. In March 2023, the Company introduced Blend Builder, which gives customers the ability to easily configure or build custom workflows from a prebuilt set of components. In connection with this development, the Company changed the reporting segments, so that the composition of the Title segment included the Company’s digitally-enabled title component. This segment reporting change reflects a corresponding change in how the CODM reviews financial information in order to allocate resources and assess performance. The comparative prior period amounts have been reclassified to conform to current period presentation.
Revenue Recognition
Overview
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, which requires the Company to recognize revenue upon transfer of control of promised products and services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. If consideration promised in a contract includes a variable amount, for example, overage fees, credits, price concessions or incentives, the Company includes an estimate of the amount it expects to receive only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The Company determines the amount of revenue to be recognized through the application of the following five-step model:
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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

•Recognition of revenue when the performance obligation is satisfied — For each performance obligation identified, the Company determines at contract inception whether it satisfies the performance obligation over time or at a point in time.
Blend Platform

The Company delivers its cloud-based software platform as a service. The Company’s arrangements do not provide the customers with a contractual right to take possession of the Company’s cloud-based software products at any point in time.

In 2023, the Company introduced a consumption-based pricing model for mortgage-related and consumer banking products to better meet the needs of its customers. With the consumption-based pricing model, customers typically enter into one to three year arrangements (“consumption-based arrangements”) that include a fixed annual commitment, which represents a portion of a customer’s expected annual usage that is consumed at specified prices for each product. Under consumption-based arrangements, the Company typically bills its customers quarterly, semi-annually, or annually in advance of their consumption. To the extent customers consume completed transactions in excess of the pre-purchased amount, they are charged for their incremental usage billed as overages monthly in arrears. Consumption-based arrangements typically permit customers to rollover any unused amount to the subsequent renewal year, generally on the commitment to pre-purchase additional consumption. Therefore, under consumption-based arrangements, the nature of the Company’s promise to customers is to provide a specified quantity of services. Consumption-based arrangements are generally non-cancelable during the contract term.

The Company also offers usage-based arrangements, in which customers pay a variable amount for completed transactions at specified prices. Under the usage-based arrangements, the Company bills its customers for completed transactions monthly in arrears. The Company recognizes revenue under these arrangements as customers consume completed transactions, such as funded loan, new account opening, or closing transaction. Completed transaction fees for mortgage-related and consumer banking products, including ancillary products (e.g., income verification and close products), are determined by the number and type of software platform components that are needed to support each product offering. Usage-based arrangements generally can be terminated at any time by the customer.

The Company continues to recognize revenue generated from subscription arrangements where customers pay fees for the ability to access the Company’s platform. Under subscription-based arrangements, customers commit to a minimum number of completed transactions at specified prices over the contract term. For subscription-based arrangements, the Company estimates variable consideration, which takes into account historical experience and other external factors that may impact the expectation of future completed transactions beyond a customer’s contracted minimum number of completed transactions. At each reporting period, the Company assesses the expected overage fees, if any, that will be earned for the duration of the contract term. Subscription arrangements are generally non-cancelable during the contract term and do not provide the contractual right to take possession of the software at any point in time. The Company begins recognizing revenue when access to the platform is provisioned to customers for an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Access to the platform represents a series of distinct services as the Company continually provides access to the platform, fulfills its obligation to the customer over the non-cancelable contractual term, and the customer receives and consumes the benefit of the platform throughout the contract period. The series of distinct services represents a single performance obligation that is satisfied over time. Under its subscription arrangements, the Company typically bills customers for any committed amounts quarterly, semi-annually or annually in advance and for overages beyond a customer’s contracted minimum number of completed transactions on a monthly or quarterly basis in arrears. The Company recognizes fees for subscription arrangements ratably over the non-cancelable contract term of the arrangement as subscription services are provided.

Certain customer contracts also include access to the Blend Builder, which provides customers with a set of low-code, drag-and-drop design tools, modular components and integrations to allow them to create and deploy their own new product offerings. The Company typically invoices customers annually in advance for access to Blend Builder and recognizes revenue allocated to Blend Builder ratably over the contract term.

The Company also generates revenue from certain marketplace partners by charging them a combination of fixed and variable fees to access the Company’s platform. Variable fees are typically received in arrears and fixed fees are typically billed in advance. Revenue is generally recognized ratably over the term of the license.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

The Company also recognized revenue, to a lesser extent, from professional services and premier support. Professional services revenue consists of fees for services related to helping customers deploy, configure, and optimize the use of the Company’s technology. These services include consulting, project management, system integration, data migration, process enhancement, and training. Professional services contracts are priced either on a fixed price basis and billed in full at the beginning of the contract term or on a time-and-materials basis and billed monthly in arrears. Professional services revenues for contracts on a fixed price basis are recognized on a proportional performance basis, which measures the service hours performed to date relative to the total expected hours to completion. Professional services revenues for contracts on a time-and-materials basis are recognized as services are delivered.

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
Deferred Contract Costs
The Company capitalizes incremental and recoverable costs of obtaining contracts with customers as deferred contract costs, which consist of sales commissions paid to the Company’s sales force. The Company applies the practical expedient to expense sales commissions as incurred when the amortization period is one year or less.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Sales commissions paid to obtain renewal contracts are not considered commensurate with commissions paid for new contracts. Therefore, deferred contract costs are amortized on a straight-line basis over an estimated period of benefit of five years, which includes subsequent renewal periods. The Company determined the period of benefit by taking into consideration customer attrition and estimated technology life cycles. Amortization expense is included in sales and marketing expenses in the consolidated statements of operations and comprehensive income (loss).

The Company evaluates the period of benefit for its new revenue contracts on an annual basis, and reviews deferred contract costs for impairment as of each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Cost of Revenue
Software-related costs of subscribed hosting, support, and costs of delivering professional services are expensed as incurred. Costs of subscribed hosting and support are comprised of third-party web hosting costs and software licenses, customer support, and other customer related activities. Costs of professional services consist primarily of personnel and related direct costs, including employee salaries, payroll taxes, business expenses (e.g., employee travel and lodging expenses for customer projects), as well as allocated overhead. Amortization of capitalized internal-use software development costs is also included within cost of revenue.

Cost of revenue related to Title365 services consists of costs of title, escrow and other trustee services, which represent primarily personnel-related expenses of the Company’s Title segment as well as title abstractor, notary, and recording service expense provided by external vendors.
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
Advertising Costs
Advertising costs are expensed as incurred. The Company recorded $1.8 million, $3.9 million and $5.2 million in advertising expense for the years ended December 31, 2024, 2023 and 2022, respectively, as part of sales and marketing expenses in the consolidated statements of operations and comprehensive income (loss).
Research and Development Costs
Research and development costs within the consolidated statements of operations and comprehensive income (loss) are comprised of personnel costs, including stock-based compensation expense, associated with the Company’s product and engineering personnel responsible for the design, development, and testing of the product, depreciation of equipment used in research and development and allocated facilities and information technology costs. Research and development costs are expensed as incurred.
Stock-Based Compensation
The Company measures and recognizes its stock-based compensation in accordance with ASC 718, Stock Compensation, which requires compensation cost for the grant-date fair value of stock-based awards to be recognized over the requisite service period.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

The Company primarily grants RSUs and has historically granted stock option awards to its employees that vest upon the satisfaction of a service condition. For stock option awards, the Company uses the Black-Scholes-Merton option pricing model to determine the fair value of the stock options granted. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock (for pre-IPO awards), the expected volatility over the term of the option awards, the expected term of the awards, risk-free interest rates and the expected dividend yield. The requisite service period of the stock option awards is generally the vesting period. The Company accounts for forfeitures as they occur. After the IPO, the fair value of each share of underlying Class A common stock is based on the closing price of the Company’s Class A common stock as reported on the grant date. For RSUs, the Company determines the grant-date fair value as the fair value of the Company’s common stock on the grant date.

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

The Company also grants restricted stock units with performance vesting conditions (“PSUs”) to certain senior executives. The PSUs will vest in four tranches upon continued service and satisfaction of certain market-based performance targets related to the Company’s stock price hurdles. The Company estimates the grant date fair value and the requisite service period of the PSUs using a Monte Carlo simulation model.
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
Restructuring Charges
The restructuring charges consist primarily of cash expenditures for compensation and severance payments, employee benefits, payroll taxes and related facilitation costs associated with the Company’s workforce reduction plans, as well as facilities restructuring costs. Employee termination benefits are recognized as a liability at estimated fair value, at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Ongoing termination benefits are recognized as a liability at estimated fair value when the amount of such benefits is probable and reasonably estimable. Charges related to facilities restructuring actions are comprised of costs related to early termination of the lease agreement and impairment of the right-of-use asset in connection with the abandonment of the property incurred in the year ended December 31, 2024.
Other Income (Expense), Net
Other income (expense), net for the year ended December 31, 2024 consists primarily of $9.2 million gain on sale of insurance business in connection with the strategic partnership (Refer to Note 16, Strategic Partnership and Sale of Insurance Business, for details), a $4.4 million gain on investment on non-marketable equity securities due to an observable price change, income earned from the Company’s investment portfolio of $5.4 million, offset by a $5.5 million loss on extinguishment of debt and a $0.6 million loss on transfer of the subsidiary in India.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

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
Employee Benefit Plan
The Company maintains a 401(k) plan that covers all eligible employees in the United States. Employer matching contributions are discretionary. The Company, at its discretion, may match a percentage of the employee contributions. The Company recognized a contribution expense of $2.0 million, $3.0 million and $4.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities, trade accounts receivable, and notes receivable. The Company maintains its cash equivalents primarily in money market funds and highly liquid investments that are issued or guaranteed by the United States government or its agencies. As of December 31, 2024 and December 31, 2023, cash and cash equivalents was $42.2 million and $31.0 million, respectively, and included $2.2 million and $1.9 million, respectively, of cash held in a foreign jurisdiction. Collateral is not required for trade accounts receivable.

Title365 has agreements with insurance underwriters authorizing the Company to issue title insurance policies on behalf of the insurance underwriters. The policies were underwritten by two title insurance companies, which accounted for approximately 62% and 38% during the year ended December 31, 2024, and 67% and 33% during the year ended December 31, 2023, respectively, of title policy fees earned during the period.

The following customer comprised 10% or more of the Company’s revenue for the following periods:

	Year Ended December 31,
Customer	2024	2023	2022
A1	17%	19%	29%
(1) this customer generates revenue in both Blend Platform and Title segments

The following customers comprised 10% or more of the Company’s trade and unbilled receivables:

Customer	December 31, 2024	December 31, 2023
A	10%	10%
B	10%	13%
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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

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
Recently Adopted Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The guidance simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20 that requires entities to account for beneficial conversion features and cash conversion features in equity separately from the host convertible debt or preferred stock. The guidance is effective for the Company for annual reporting periods, and interim reporting periods within those annual periods, beginning January 1, 2024. ASU 2020-06 should be applied on a full or modified retrospective basis and early adoption is permitted. The adoption did not have a material impact on the Company’s consolidated financial statements.

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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280). This update improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, the title and position of the CODM, and added disclosure of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources to enable investors to develop more decision-useful financial analyses. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this ASU as of December 31, 2024 resulted in enhanced disclosures, but did not materially impact the Company’s consolidated financial statements.

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
3. Revenue Recognition and Contract Costs
Disaggregation of Revenue
The following table provides information about disaggregated revenue by service offering:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Blend Platform:
Mortgage Suite	$73,257	$77,574	$94,280
Consumer Banking Suite	33,657	23,630	19,309
Total software platform	106,914	101,204	113,589
Professional services	8,848	8,345	7,835
Total Blend Platform	115,762	109,549	121,424
Title	46,257	47,297	113,777
Total revenue	$162,019	$156,846	$235,201

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

Contract Accounts	Balance Sheet Line Reference	December 31, 2024	December 31, 2023
		(In thousands)
Contract assets—current	Prepaid expenses and other current assets	$2,539	$1,593
Contract liabilities—current	Deferred revenue, current	$(19,240)	$(8,984)

There were no long-term contract assets or deferred revenue as of December 31, 2024 and 2023.

During the year ended December 31, 2024, the Company recognized $7.3 million of revenue that was included in the deferred revenue balance at the beginning of the respective period. During the year ended December 31, 2023, the Company recognized $7.9 million of revenue that was included in the deferred revenue balance at the beginning of the respective period.

During the year ended December 31, 2024, the Company recognized revenue of approximately $0.3 million related to performance obligations satisfied in previous periods. During the year ended December 31, 2023, the Company recognized revenue of approximately $2.4 million related to performance obligations satisfied in previous periods. The revenue recognized from performance obligations satisfied in the prior periods primarily related to changes in the transaction price, including changes in the estimate of variable consideration.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Remaining Performance Obligations
As of December 31, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations was $123.0 million. These remaining performance obligations represent commitments in customer contracts for services expected to be provided in the future that have not been recognized as revenue. The expected timing of revenue recognition for these commitments is largely driven by the Company’s ability to deliver in accordance with relevant contract terms and when the Company’s customers utilize services, which could affect the Company’s estimate of when the Company expects to recognize revenue for these remaining performance obligations. The Company expects to recognize approximately half of the remaining performance obligations as revenue over the next 12 months. The Company expects the majority of non-current remaining performance obligations to be recognized over the next 13 to 24 months.
Deferred Contract Costs
As of December 31, 2024 and 2023, total unamortized deferred contract costs were $4.2 million and $3.5 million, respectively, of which $1.3 million and $1.0 million was recorded within prepaid expenses and other current assets and $2.9 million and $2.5 million was recorded within deferred contract costs, non-current, on the consolidated balance sheets as of December 31, 2024 and 2023, respectively.

The amortization of deferred contract costs was $1.1 million, $3.0 million and $4.6 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive income (loss).
4. Investments and Fair Value Measurements
The carrying amount, unrealized gain and loss, and fair value of investments by major security type were as follows:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$7,112	$—	$7,112	Level 1
Commercial paper	19,162	—	19,162	Level 2
Total cash equivalents	26,274	—	26,274
Marketable securities:
U.S. treasury and agency securities	31,160	92	31,252	Level 2
Commercial paper	12,244	—	12,244	Level 2
Debt securities	12,643	94	12,737	Level 2
Total marketable securities	56,047	186	56,233
Restricted cash, current:
Money market funds	5,023	—	5,023	Level 1
Restricted cash, non-current:
Money market funds	1,938	—	1,938	Level 1
Certificates of deposit	333	—	333	Level 2
Total restricted cash	7,294	—	7,294
Total	$89,615	$186	$89,801

Blend Labs, Inc.
Notes to Consolidated Financial Statements

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$6,804	$—	$—	$6,804	Level 1
Commercial paper	14,932	—	—	14,932	Level 2
Total cash equivalents	21,736	—	—	21,736
Marketable securities:
U.S. treasury and agency securities	33,225	8	(71)	33,162	Level 2
Debt securities	56,512	187	(127)	56,572	Level 2
Asset-backed securities	16,037	99	—	16,136	Level 2
Mutual funds	60	—	—	60	Level 1
Total marketable securities	105,834	294	(198)	105,930
Other investments:
Certificates of deposit	30	—	—	30	Level 2
Total marketable securities and other investments	105,864	294	(198)	105,960
Restricted cash, non-current:
Money market funds	6,959	—	—	6,959	Level 1
Certificates of deposit	332	—	—	332	Level 2
Total restricted cash	7,291	—	—	7,291
Total	$134,891	$294	$(198)	$134,987

Restricted cash that is not available for use in operations consisted of $5.0 million collateral for standby letters of credit related to the Company’s office lease facilities, $1.9 million collateral for surety bonds related to the Title segment and $0.3 million statutory deposits required under the California insurance code as of December 31, 2024 and 2023.

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

The following table summarizes the stated maturities of the Company’s marketable securities and other investments:

	December 31, 2024		December 31, 2023
	(In thousands)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$35,422	$35,477	$66,795	$66,620
Due after one year through two years	20,625	20,756	39,069	39,340
Total marketable securities and other investments	$56,047	$56,233	$105,864	$105,960

Blend Labs, Inc.
Notes to Consolidated Financial Statements

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

The Company does not have an intent to sell any of these securities prior to maturity and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date. Accordingly, the Company believes that generally the unrealized losses are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no impairment charges or allowance for credit losses have been recognized in the Company’s consolidated statements of operations for the years ended December 31, 2024 and 2023. As of December 31, 2024 and 2023, the number of investment positions that are in an unrealized loss position were 0 and 28, respectively. As of December 31, 2024, the Company had no securities that have been in a continuous unrealized loss position for twelve months or greater. As of December 31, 2023, the Company had four securities, with an aggregate fair value of $16.0 million, that have been in a continuous unrealized loss position for twelve months or greater. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

The Company recognized interest income from its investment portfolio of $5.3 million, $11.4 million and $2.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. Accrued interest receivable related to marketable securities is $0.4 million and $0.9 million, as of December 31, 2024 and 2023, respectively, and is presented within prepaid expenses and other current assets on the consolidated balance sheets. The Company does not measure an allowance for credit losses on accrued interest receivable and recognizes interest receivable write offs as a reversal of interest income. No accrued interest was written off during the years ended December 31, 2024, 2023 and 2022.
5. Intangible Assets
In connection with the impairment reviews performed during the year ended December 31, 2022, the Company determined that the reporting unit for purposes of the impairment assessments for goodwill is the Title365 business, and the asset group is the reporting unit for the purposes of the impairment assessment for long-lived assets under ASC 360-10. At the time of the assessments, the Company’s reporting units were the same as its operating and reportable segments, Blend Platform and Title365. The Company performed the impairment assessment for Title365 in the following order: (1) indefinite-lived intangible assets, (2) long-lived assets held and used, and (3) goodwill.
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

Based on the results of the impairment analyses, the Company recorded an impairment charge of $287.2 million for the year ended December 31, 2022 against the carrying value of goodwill, which represented a full write off of the carrying amount. These charges are presented within impairment of intangible assets and goodwill in the consolidated statements of operations and comprehensive income (loss) and are not deductible for tax purposes.

There was no impairment of intangible assets for the years ended December 31, 2024 and 2023.

Intangible assets consisted of the following:

	December 31, 2024
	Weighted Average Remaining Amortization	Gross Amount	Accumulated Amortization	Net Book Value
	(In years)	(In thousands)
Intangible assets subject to amortization:
Domain name	6.3	$192	$(111)	$81
Indefinite-lived intangible assets:
Acquired licenses		2,000	—	2,000
Total intangible assets, net		$2,192	$(111)	$2,081

	December 31, 2023
	Weighted Average Remaining Amortization	Gross Amount	Accumulated Amortization	Net Book Value
	(In years)	(In thousands)
Intangible assets subject to amortization:
Domain name	7.7	$210	$(102)	$108
Indefinite-lived intangible assets:
Acquired licenses		2,000	—	2,000
Total intangible assets, net		$2,210	$(102)	$2,108

Amortization of intangible assets for the years ended December 31, 2024 and 2023 was immaterial. Amortization of intangible assets for the year ended December 31, 2022 was $8.4 million.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

6. Significant Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31, 2024	December 31, 2023
	(In thousands)
Contract assets	$2,539	$1,593
Deferred contract costs	1,277	1,015
Prepaid software	3,076	4,319
Prepaid insurance	1,641	1,855
Prepaid other	2,409	3,438
Recording fee advances	1,765	470
Restricted cash	5,023	—
Other current assets	1,599	1,879
Total prepaid expenses and other current assets	$19,329	$14,569

Recording fee advances represent amounts advanced on behalf of customers in the Title segment associated with the recording of mortgage documents. These amounts are primarily recouped within 30 days from funds in the escrow accounts the Company administers.
Property and Equipment, Net
Property and equipment, net, consisted of the following:

	December 31, 2024	December 31, 2023
	(In thousands)
Computer and software	$3,575	$6,335
Furniture and fixtures	149	1,816
Capitalized internal-use software	12,105	63
Leasehold improvements(1)	—	4,886
Total property and equipment, gross	15,829	13,100
Accumulated depreciation and amortization	(3,508)	(9,155)
Total property and equipment, net	$12,321	$3,945
____________
(1) Leasehold improvements were disposed of in the year ended December 31, 2024, in connection with the lease abandonment (refer to Note 13, Restructuring) and the sale of insurance business (refer to Note 16, Strategic Partnership and Sale of Insurance Business).

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $1.8 million, $2.4 million and $2.3 million, respectively.

Amortization of capitalized internal use software development costs for the year ended December 31, 2024 was $0.5 million. The amortization of capitalized internal use software development costs for the years ended December 31, 2023 and 2022 was not material.

No impairment was recorded for the years ended December 31, 2024, 2023 and 2022.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Other Non-Current Assets
Other non-current assets consisted of the following:

	December 31, 2024	December 31, 2023
	(In thousands)
Notes receivable	$10,500	$5,500
Investments in non-marketable equity securities	9,801	5,384
Restricted cash	2,271	7,291
Other non-current assets	1,531	983
Total non-current assets	$24,103	$19,158

Notes Receivable
In 2021, the Company made a $3.0 million investment in a privately-held company via a convertible promissory note (“2021 Note”). In 2023, the Company made an additional $2.5 million investment into the issuer via another convertible promissory note (“2023 Note”). In 2024, the Company made an additional $5.0 million investment into the issuer via a third convertible promissory note (“2024 Note”). Interest accrues at 2% per annum for the 2021 Note and 2023 Note, and 4% per annum for the 2024 Note, and outstanding principal and accrued interest is due and payable at the earliest of (i) 60 months from the execution of each note, respectively, (ii) an initial public offering, or (iii) change in control, unless otherwise converted to shares of the issuer. The outstanding principal and unpaid accrued interest on the notes is convertible into 4,500,000 shares of the issuer’s Series Seed Preferred Stock, 2,192,308 shares of the issuer’s Series A Preferred Stock and 4,384,615 shares of the issuer’s Voting Series B Preferred Stock, respectively, at the option of the issuer, upon a change in control, upon the issuer’s initial public offering, or upon a qualified equity financing. The conversion options are not bifurcated from the promissory notes as the options do not meet the net settlement criteria of a derivative instrument due to the options not being readily convertible to cash. The Company also has a call option to merge the issuer with the Company for aggregate consideration of $1.0 billion if exercised prior to November 18, 2029 or 11 times the issuer’s last 12 months of aggregate gross revenue if exercised on or after November 18, 2029. The value of the call option was determined to be inconsequential.

At each reporting date, the Company evaluates the collectability of the notes receivable in accordance with ASC 326, Financial Instruments—Credit Losses. As of December 31, 2024 and 2023, the Company determined that no credit loss existed for the convertible promissory notes, and no provision for expected credit losses was recognized.
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

As of December 31, 2024, the carrying value of this investment was $9.8 million, inclusive of a cumulative upward adjustment of $7.3 million, of which $4.4 million was recognized in 2024 to reflect observable price changes. As of December 31, 2023, the carrying value of this investment was $5.4 million, inclusive of cumulative upward adjustment of $2.9 million.

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

The gain resulting from the adjustment to the carrying value of the non-marketable security is presented within other income (expense) in the consolidated statements of operations and comprehensive income (loss). There were no impairments for the years ended December 31, 2024, 2023 and 2022.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Cloud Computing Arrangements
The Company capitalizes certain implementation costs incurred during the application development stage under cloud computing arrangements that are service contracts. The carrying value of the capitalized costs was $0.2 million as of December 31, 2024, of which $0.1 million is presented within prepaid expenses and other current assets, and $0.1 million is presented within other non-current assets on the consolidated balance sheets. The carrying value of the capitalized costs was $0.1 million as of December 31, 2023, which is presented within prepaid expenses and other current assets. Amortization of capitalized implementation costs is recognized on a straight-line basis over the term of the associated hosting arrangement when it is ready for its intended use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.
Other Current Liabilities
Other current liabilities consisted of the following:

	December 31, 2024	December 31, 2023
	(In thousands)
Accrued expenses	$4,910	$4,309
Accrued interest	—	101
Accrued professional fees	1,553	1,861
Accrued connectivity fees	3,489	3,103
Restructuring	75	—
Accrued litigation contingencies	258	1,105
Operating lease liabilities, current portion	3,031	4,379
Total other current liabilities	$13,316	$14,858
Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	December 31, 2024	December 31, 2023
	(In thousands)
Early exercise liability	$—	$362
Payroll tax liabilities	261	347
Other liabilities	319	1,519
Total other non-current liabilities	$580	$2,228

Title and Escrow Loss Reserve
The Company performs title insurance services and issues title insurance policies as an agent for a third-party title insurance underwriters. The Company may incur a loss if it does not follow the guidelines outlined in the agency agreements. Reserves for estimated future losses on policies issued are established at the time the title insurance revenue is recognized. As of December 31, 2024, title and escrow loss reserves were $0.3 million, which is presented within other non-current liabilities on the consolidated balance sheets. As of December 31, 2023, title and escrow loss reserves were $1.5 million, of which $0.2 million is presented within other current liabilities and $1.3 million is presented within other non-current liabilities on the consolidated balance sheets.
7. Leases
The Company leases its facilities under non-cancelable operating leases with various expiration dates. Leases may contain escalating payments.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

The Company’s total operating lease costs were $6.1 million, $6.7 million and $7.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. For the year ended December 31, 2024, the Company incurred an additional $1.2 million net charge related to an early termination of one of its leases. Refer to Note 13, Restructuring, for details.

The Company’s total operating lease costs included variable costs in the amount of $2.2 million, $2.2 million and $1.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. Variable lease costs are primarily comprised of maintenance costs and are determined based on the actual costs incurred during the period. Variable lease payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities. The Company’s total operating lease costs also include short-term lease costs in the amount of $0.3 million, $0.2 million and $0.7 million for the years ended December 31, 2024, 2023 and 2022.

As of December 31, 2024 and 2023, the weighted average remaining operating lease term was 1.7 years and 3.1 years. The weighted average discount rate used to estimate operating lease liabilities for leases that existed as of December 31, 2024 and 2023 was 8.6% and 8.1%, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $4.9 million, $5.0 million and $5.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. For the year ended December 31, 2024, the Company made an additional $1.4 million cash payment related to an early termination fee. Refer to Note 13, Restructuring, for details.

During the year ended December 31, 2024, the Company restructured two of its facilities and transferred two of its lease agreements, one in connection with the strategic partnership and sale of the insurance business and another in connection with the transfer of the Company's subsidiary in India to a third party. Refer to Note 13, Restructuring, and Note 16, Strategic Partnership and Sale of Insurance Business, for details.

As of December 31, 2024, maturities of operating lease liabilities were as follows:

(In thousands)
2025	$3,224
2026	270
2027	225
2028	236
2029	236
Thereafter	59
Total lease payments	4,250
Less: imputed interest	(418)
Total operating lease liabilities	$3,832
8. Commitments and Contingencies
Purchase Commitments
The Company has future minimum purchase obligations under arrangements with third parties who provide hosting infrastructure services, cloud services, and software as a service (“SaaS”) solutions to support our business operations.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

The future non-cancelable purchase obligations, which were not recognized on the Company’s consolidated balance sheet as of December 31, 2024, were as follows:

Year ending December 31,	(In thousands)
2025	$8,235
2026	3,151
2027	81
2028	17
2029	16
Total	$11,500
Contingencies
From time to time and in the normal course of business, the Company may be subject to various legal matters, such as threatened or pending claims or proceedings. The litigation contingencies, if realized, could have a material negative impact on the Company’s financial condition, results of operations, and cash flows. The Company recognizes a provision for litigation losses when a contingent liability is probable and the amount thereof is estimable. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. Amounts accrued for litigation contingencies are based on the Company’s best estimates, assessments of the likelihood of damages, and the advice of counsel and often result from a series of judgments about future events and uncertainties that rely heavily on estimates and assumptions, therefore the actual settlement amounts could differ from the estimated contingency accrual and result in additional charges or reversals in future periods. The Company had a litigation contingency accrual of approximately $0.3 million and $1.1 million as of December 31, 2024 and 2023, respectively, which is presented within other current liabilities in the consolidated balance sheets.
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

The Company enters into indemnification provisions under (i) its agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers, and landlords and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2024 or December 31, 2023.

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
Escrow or Trust Funds

Blend Labs, Inc.
Notes to Consolidated Financial Statements

The Company administers escrow and trust deposits held at third-party financial institutions representing funds received under real estate contracts, escrowed funds received under escrow agreements, and undisbursed amounts received for settlement of mortgage and home equity loans. These funds are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets; however, the Company remains contingently liable for the disposition of these funds on behalf of its customers. Cash held by the Company for these purposes was approximately $6.1 million, net of outstanding checks in transit of $33.8 million as of December 31, 2024, and approximately $3.2 million, net of outstanding checks in transit of $27.8 million as of December 31, 2023.
9. Debt Financing
Debt consisted of the following:

	December 31, 2024	December 31, 2023
	(In thousands)
Term Loan - principal	$—	$140,000
Term Loan - exit fee	—	4,500
Less: unamortized debt discounts and issuance costs	—	(6,166)
Total debt	$—	$138,334

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

The Company incurred approximately $5.7 million of debt issuance costs in connection with the Term Loan, which had been deferred, and the remaining unamortized portion of these costs was presented as a reduction of long-term debt on the consolidated balance sheet as of December 31, 2023.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

In connection with the Credit Agreement, the Company issued a Series G preferred stock warrant to purchase 598,431 shares of Class A common stock at an exercise price per share of $13.827822 (the “Series G Warrant"). The terms of the warrant agreement for the Series G Warrant provide the holder with an option to net settle if the fair value of Class A common stock is greater than the exercise price. The net shares to be issued in a cashless exercise will be based on the fair value of the Company’s Class A common stock at the time the Series G Warrant is exercised. As of December 31, 2024, the Series G Warrant has not been exercised. The Series G Warrant will expire 10 years from the issue date. The proceeds from the issuance of debt were allocated between the Term Loan and the Series G Warrant based on their relative fair values, resulting in a debt discount of approximately $6.8 million for the amount allocated to the Series G Warrant and accounted for as paid-in capital.

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

For the year ended December 31, 2024, in connection with the full repayment of amounts outstanding and payable under the Credit Agreement and the termination of the Credit Agreement, the Company recognized approximately a $5.5 million loss consisting of the full write-off of unamortized debt issuance costs and debt discounts due to the full extinguishment of the Term Loan. The loss is presented within other income (expense), net in the accompanying consolidated statements of operations and comprehensive income (loss).

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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

The Series A Preferred Stock has the following rights:

Conversion Rights
Each share of the Series A Preferred Stock is convertible into Class A common stock at the option of the holders thereof at any time at an initial conversion rate of 307.6923 shares of Class A common stock per $1,000 principal amount (equivalent to an initial conversion price of approximately $3.25 per share).

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

Liquidation Preference
The Series A Preferred Stock has a liquidation preference of $1,000 per share and ranks senior to the Class A common stock with respect to rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. As of December 31, 2024, the Series A Preferred Stock has a liquidation preference of $150.0 million.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

The Series A Preferred Stock is not mandatorily redeemable and as such is not required to be classified as a liability. The Series A Preferred Stock is redeemable at the option of the holder starting with the 5-year anniversary of issuance, or redeemable upon notice of change of control. As the redemption of the Series A Preferred Stock is not solely within the Company’s control, it is classified as mezzanine equity in the consolidated balance sheets.

As of December 31, 2024, the Series A Preferred Stock has a maximum redemption value of $300.0 million. The carrying value of the Series A Preferred Stock is accreted to its maximum redemption value over the seven year term, using the effective interest method. The increases in the redemption amount are recorded with corresponding adjustments against additional paid-in capital, in the absence of retained earnings. For each reporting period, the entire periodic change in the redemption amount is reflected in the computation of net loss per share under the two-class method as being akin to a dividend, by reducing the income (or increasing the loss) attributable to common stockholders.

In connection with the issuance of the Series A Preferred Stock, the Company issued a warrant (the “Haveli Warrant”) to Haveli to purchase up to 11,111,112 shares of Class A common stock, at a purchase price of $4.50 per share. The number of shares and exercise price are subject to anti-dilution adjustments for splits, dividends, capital reorganizations, reclassifications and similar transactions. The Haveli Warrant is exercisable for a period of 24 months from issuance, subject to the expiration or early termination of the applicable waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended. The Haveli Warrant has not been exercised as of December 31, 2024. The net proceeds were allocated to the Series A Preferred Stock and the Haveli Warrant based on their relative fair values as of the issuance date, in the amount of $130.8 million and $9.1 million, respectively. The proceeds allocated to Haveli Warrant were accounted for as paid-in capital.

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
Preferred Stock
Subject to the protective provisions afforded to the holders of the Series A Preferred Stock, the Company’s board of directors has the authority to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences, and rights of the shares of each series and any of its qualifications, limitations, or restrictions, in each case without further vote or action by the Company’s stockholders. As of December 31, 2024, the Company had 200,000,000 shares authorized and 150,000 shares of preferred stock issued and outstanding.
Share Repurchase Program
In August 2024, the Company's board of directors authorized the repurchase of up to $25.0 million of the Company’s Class A common stock. Repurchases may be made from time to time through open market repurchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of its Class A common stock, and it may be suspended at any time at the Company’s discretion. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. The share repurchase program has no set expiration date. The Company did not make any share repurchases under the repurchase program during the year ended December 31, 2024.
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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

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

A summary of the stock option activity is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(In thousands)		(In years)	(In thousands)
Balance as of December 31, 2023	19,946	$4.58	5.62	$11,762
Exercised	(961)	$1.72		$1,841
Canceled and forfeited	(1,685)	$10.21
Balance as of December 31, 2024	17,300	$4.20	4.69	$31,282

Vested and exercisable as of December 31, 2024	15,747	$4.29	4.65	$28,570

No options were granted during the years ended December 31, 2024 and 2023. The weighted average grant-date fair value of options granted during the year ended December 31, 2022 was $1.69 per share.

The number of options unvested as of December 31, 2024 and 2023 was 1,552 and 3,172, respectively. The weighted average grant-date fair value of these unvested options was $1.58 and $2.57 per share as of December 31, 2024 and 2023, respectively.

The total fair value of options vested during the years ended December 31, 2024, 2023 and 2022 was $4.5 million, $11.4 million and $31.6 million, respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $1.8 million, $0.2 million and $1.8 million, respectively.

The estimated grant date fair values of the employee stock options granted under the 2012 and 2021 Plan were calculated using the Black-Scholes Merton Option pricing model, based on the following weighted average assumptions:

Year Ended December 31,
2022
Expected term (years)	6.34
Expected volatility	51.50%
Risk-free interest rate	3.52%
Expected dividend yield	—

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

As of December 31, 2024, the total unrecognized stock-based compensation expense for stock options issued under the 2012 Plan and the 2021 Plan was approximately $2.3 million, which is expected to be recognized over a weighted average period of 1.9 years.
Early Exercise of Common Stock Options
The Company’s board of directors has authorized certain stock option holders to exercise unvested options to purchase shares of Class A common stock. Shares received from such early exercises are subject to repurchase in the event of the optionee’s termination of service as a service provider (as defined in the 2012 Plan and the 2021 Plan), at the lower of the fair market value on the date of the repurchase or the original exercise price, until the options are fully vested. The cash proceeds received for unvested shares of Class A common stock are presented within other non-current liabilities in the consolidated balance sheets.

As of December 31, 2024, no shares of Class A common stock were subject to repurchase. As of December 31, 2023, 123,611 shares of Class A common stock were subject to repurchase, and the cash proceeds related to these shares are presented within other non-current liabilities in the accompanying consolidated balance sheets were $0.4 million.
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted average grant date fair value per share
	(In thousands)
Balance as of December 31, 2023	20,137	$1.30
Granted	7,115	$2.73
Vested	(10,932)	$1.60
Forfeited	(2,550)	$1.61
Balance as of December 31, 2024	13,770	$1.75

As of December 31, 2024, there was $22.0 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.1 years. RSUs granted under the 2021 Plan generally vest quarterly over a period of one year from the grant date.

The total fair value of RSUs vested during the years ended December 31, 2024, 2023 and 2022 was $17.5 million, $33.6 million and $57.1 million, respectively.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Performance Stock Units
A summary of the Company’s PSU activity and related information is as follows:

	Number of PSUs	Weighted average grant date fair value per share
	(In thousands)
Balance as of December 31, 2023	5,500	$0.65
Granted	—	$—
Vested	(1,175)	$0.67
Forfeited	(800)	$0.52
Balance as of December 31, 2024	3,525	$0.67
In 2023, the Company’s board of directors granted a total of 5,500,000 restricted stock units with performance vesting to certain senior executives. The estimated weighted-average grant date fair value of the PSUs was determined using a Monte Carlo simulation model, which included the following significant assumptions: risk-free interest rate, expected volatility of the Company’s stock price, and expected life of the award.
As of December 31, 2024, there was $1.1 million of unrecognized stock-based compensation expense related to unvested PSUs, which is expected to be recognized over an estimated weighted average remaining period of 1.5 years. The PSUs will vest in four tranches upon continued service and satisfaction of certain market-based performance targets related to the Company’s stock price hurdles.

The total stock-based compensation expense recognized for PSUs for the years ended December 31, 2024 and 2023 was $1.8 million and $0.6 million, respectively.

The total fair value of PSUs vested during the year ended December 31, 2024 was $0.8 million.

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

The remaining tranches were valued using a Monte Carlo simulation model. The weighted average estimated fair value of the remaining tranches was $3.80 per share based on the following assumptions:

Fair value of common stock	$18.00
Remaining contractual term (years)	14.75
Expected volatility	40.00%
Risk-free interest rate	1.71%
Expected dividend yield	—

The total stock-based compensation expense recognized for this award for the years ended December 31, 2024, 2023 and 2022 was $5.8 million, $12.3 million and $19.6 million, respectively.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

The total unrecognized compensation expense related to the award was $8.1 million as of December 31, 2024, which will be recognized over an estimated weighted average remaining period of 3 years.
Stock-Based Compensation Expense
The Company’s stock-based compensation expense was as follows:

	Year Ended December 31,
	2024	2023	2022

Cost of revenue	$527	$1,132	$2,069
Research and development(1)	9,870	19,046	47,280
Sales and marketing	3,546	7,137	11,725
General and administrative	14,134	18,706	48,628
Total	$28,077	$46,021	$109,702
____________
(1) Net of $2.5 million of additions to capitalized internal-use software for the year ended December 31, 2024, and none for the years ended December 31, 2023 and 2022.
13. Restructuring
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
In 2024, the Company continued its workforce reduction initiatives with the elimination of certain additional positions in January (the “January 2024 Plan”) and September (the “September 2024 Plan” and together with the January 2024 Plan, the “workforce reduction plans”). The Company executed these workforce reduction initiatives as part of its broader efforts to improve cost efficiency and better align its operating structure with its business activities, with the focus on streamlining the Company’s title operations as well as its general and administrative functions. The execution of the January 2024 Plan was substantially completed in the second quarter of 2024. The execution of the September 2024 Plan was substantially completed in the fourth quarter of 2024.
The restructuring charges attributable to the workforce reduction plans, not including executive transition costs, amounted to approximately $3.0 million, $23.8 million and $15.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Lease Termination and Abandonment
During the year ended December 31, 2024, the Company entered into an agreement to fully terminate one of its leases incurring a net $1.2 million restructuring charge primarily related to the early termination fee, and abandoned another leased facility, incurring a $3.3 million restructuring charge primarily related to accelerated amortization of the right-of-use asset and disposal of the accompanying leasehold improvements. The remaining $2.6 million lease liability related to the abandoned lease facility is presented under other current liabilities and the Company will continue to make payments under the lease agreement until the end of the lease term on September 30, 2025.
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

The restructuring charges attributable to the executive transaction costs were $1.1 million for the year ended December 31, 2023. There were no restructuring charges attributable to the executive transition costs for the years ended December 31, 2022 and December 31, 2024.

The reconciliation of the restructuring liability balances is as follows:

(In thousands)
Restructuring liability as of December 31, 2022	$1,614
January 2023 Plan charge	14,025
Executive transition costs	1,107
August 2023 Plan charge (excluding accelerated amortization of prepaid cash bonuses)	7,685
Settlements	(24,331)
Restructuring liability as of December 31, 2023	$100
January 2024 Plan charge	1,289
September 2024 Plan charge	1,632
Settlements	(2,946)
Restructuring liability as of December 31, 2024	$75
14. Income Taxes
The total provision for income taxes consisted of the following:

Blend Labs, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Current:
Federal	$—	$—	$—
State	64	41	355
Foreign	11	87	268
Total current	75	128	623
Deferred:
Federal	$—	$—	$(1,831)
State	—	—	(1,033)
Foreign	34	(34)	—
Total deferred	34	(34)	(2,864)
Total provision for income taxes	$109	$94	$(2,241)

The following summarizes the differences between the income tax provision recorded by the Company and the amount computed by applying the statutory federal income tax rate of 21% to loss before income tax for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Tax benefit at federal statutory rate	$(8,955)	$(37,524)	$(151,504)
State taxes, net of federal benefit	(127)	481	(677)
Research and other credits	(2,771)	(3,774)	(3,798)
Valuation allowance release related to Title365 purchase price allocation	—	—	—
Change in valuation allowance	8,850	28,681	98,510
Section 162(m) adjustment	4,830	2,836	4,230
Non-deductible transaction costs	—	—	—
Stock-based compensation	(2,009)	9,380	(64)
Goodwill Impairment	—	—	60,318
Noncontrolling interest	(15)	(249)	(9,226)
Other	306	263	(30)
Total provision for income taxes	$109	$94	$(2,241)

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Blend Labs, Inc.
Notes to Consolidated Financial Statements

	December 31, 2024	December 31, 2023
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$163,431	$145,096
Lease liabilities	947	2,684
Research and other credits	25,297	21,697
Accruals and reserves	982	1,046
Interest expense limitation	15,023	13,437
Stock-based compensation	6,285	9,421
Fixed assets	1,469	1,382
Capitalized research and development costs	37,428	44,586
Other deferred tax assets	100	2,910
Gross deferred tax assets	250,962	242,259
Less: valuation allowance	(246,310)	(237,205)
Total deferred tax assets	4,652	5,054
Deferred tax liabilities:
Right-of-use assets	$(360)	$(1,997)
Deferred contract costs	(1,016)	(858)
ASC 606 adjustments	(3)	(3)
Other deferred tax liabilities	(2,038)	(918)
Amortization	(745)	(749)
Acquired intangible assets	(490)	(495)
Gross deferred tax liabilities	(4,652)	(5,020)
Total net deferred tax assets	$—	$34

Included in the Company’s deferred tax assets and liabilities are the deferred tax effects associated with the fair value of the assets acquired and liabilities assumed from the acquisition of Title365 and acquired tax attributes that carry over to post-acquisition tax periods, including U.S. and state net operating losses and tax credits.

At December 31, 2024, the Company believes that, based on available evidence, both positive and negative, it is more likely than not that the net deferred tax assets will not be utilized.

At December 31, 2024, the Company had a valuation allowance of $246.3 million. The valuation allowance increase of $9.1 million during 2024 is primarily attributable to an increase in deferred tax assets resulting from net operating losses in 2024 and disallowed interest expense.

At December 31, 2024, the Company had net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $616.3 million and $618.1 million, respectively, available to reduce future taxable income. The federal net operating losses generated before 2018 will begin to expire in 2028. The federal net operating losses generated in and after 2018 may be carried forward indefinitely. The state NOL carryforwards vary by state and begin to expire in 2025.

At December 31, 2024, the Company had $25.7 million of federal research credit carryforwards which will begin to expire in 2033 and state research credit carryforwards of $13.3 million which have no expiration date.

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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2024, the Company had $11.7 million of unrecognized tax benefits, none of which, if recognized, would impact the effective tax rate. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. Interest and penalties were not significant during the years ended December 31, 2024, 2023 and 2022. The Company does not expect any material changes to its unrecognized tax benefits within the next twelve months.

The following table reflects the changes in the Company’s unrecognized tax benefits:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Beginning Balance	$10,040	$8,228	$5,948
Gross increases—tax positions in prior periods	275	191	—
Gross increases—tax positions in current periods	1,362	1,621	2,300
Gross decreases—tax positions in prior periods	—	—	(20)
Ending balance	$11,677	$10,040	$8,228

The Company files income tax returns in the U.S. federal, various state jurisdictions and India. The Company is currently not under income tax examinations by the U.S. federal or state tax authorities but is undergoing examination by the Indian tax authorities for the 2022 and 2023 tax years. Since the Company has net operating losses and credits carried forward in federal and various state jurisdictions, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax attributes carried forward to open years. All tax returns will remain open for examination by the federal and most state taxing authorities for three years and four years, respectively, from the date of utilization of any net operating loss carryforwards or research and development credits.
15. Net Loss Per Share
The Company has three classes of authorized common stock for which voting rights differ by class. The Company computes net loss per share using the two-class method required for multiple classes of common stock. The Company’s Series A Preferred Stock is considered a participating security for purposes of applying the two-class method when calculating earnings per share in periods of net income. Under the two-class method, net income (loss) attributable to common stockholders for the period is allocated between shares of common stock and participating securities based upon their respective rights to receive dividends as if all earnings for the period had been distributed.

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of stock outstanding during the period, adjusted for options early exercised and subject to repurchase.

Diluted loss per share reflects the potential dilution that could occur if securities, including awards issued under the Company’s equity compensation plans or other contracts to issue common stock, were exercised or converted into common stock or resulted in the issuance of common stock (net of any assumed repurchases) that then shared in the earnings of the Company. During the periods of net losses, the net loss is reduced for amounts allocated to participating securities only if the security has a right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in the net losses of the entity. The Company’s participating securities are not allocated any share of the net loss, as the participating securities do not have a contractual obligation to share in the net losses of the Company. Diluted net loss per share attributable to the Company is computed by dividing the net loss attributable to common stockholders by the weighted average number of fully diluted common shares outstanding.

The following table presents the calculation of basic and diluted net loss per share for Class A and Class B common stock. No shares of Class C common stock were issued and outstanding during the periods presented.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2024		2023		2022
	Class A Common	Class B Common	Class A Common	Class B Common	Class A Common	Class B Common
	(In thousands, except per share data)
Numerator:
Net loss attributable to Blend Labs, Inc.	$(42,257)	$(1,088)	$(171,266)	$(7,427)	$(681,657)	$(38,515)
Less: accretion of RNCI to redemption value	(6,102)	(157)	(6,352)	(275)	(45,848)	(2,590)
Less: Accretion of Series A Preferred Stock to redemption value	(10,606)	(273)	—	—	—	—
Net loss attributable to Blend Labs, Inc common stockholders	$(58,965)	$(1,518)	$(177,618)	$(7,702)	$(727,505)	$(41,105)

Denominator:
Weighted average common stock outstanding, basic and diluted	247,546	6,375	235,015	10,191	221,638	12,523
Net loss per share attributable to Blend Labs, Inc.:					$—	$—
Basic and diluted	$(0.24)	$(0.24)	$(0.76)	$(0.76)	$(3.28)	$(3.28)

The following potential shares of common stock were excluded from the computation of diluted net earnings per share attributable to the Company for the periods presented because including them would have been antidilutive as the Company has reported net loss for each of the periods presented:

	As of December 31,
	2024	2023	2022
	(In thousands)
Outstanding stock options	17,300	19,946	25,337
Early exercised options subject to repurchase	—	124	528
Non-plan Co-Founder and Head of Blend options	26,057	26,057	26,057
Unvested restricted stock units	13,770	20,137	12,392
Unvested performance stock awards(1)	3,525	5,500	—
Series G Warrant	598	598	598
Haveli Warrant	11,111	—	—
Series A redeemable convertible preferred stock	46,154	—	—
Total anti-dilutive securities	118,515	72,362	64,912
____________
(1) Performance conditions were not satisfied for the unvested performance stock awards as of December 31, 2024.
16. Strategic Partnership and Sale of Insurance Business
On September 30, 2024, the Company entered into a multi-element transaction with Covered Insurance Solutions which included a strategic partnership agreement as well as the sale of the Company’s insurance business. As part of the strategic partnership agreement, the Company granted a five-year term license allowing Covered Insurance Solutions to integrate its insurance solutions into the Company’s platform for an annual fixed fee plus variable charges. The Company also received $10.1 million in cash proceeds and the Covered Warrant. The Covered Warrant has a term of ten years and expires on September 30, 2034. The fair value of the Covered Warrant at the time of grant was approximately $0.7 million.

The Company recognized a gain on the sale of insurance business of $9.2 million, net of transaction costs of $0.3 million, which is presented within other income (expense), net in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2024.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

The Company has determined the five-year term license is a performance obligation under ASC 606, Revenue from Contracts with Customers. The deferred revenue liability related to the performance obligations recognized under the strategic partnership agreement was $1.0 million as of December 31, 2024.
17. Segment Information
The Company’s CODM is the chief executive officer. The Company’s operating segments are defined in a manner consistent with how the Company manages its operations and how the CODM evaluates the results and allocates the Company’s resources. The Company’s operations are organized into two reportable segments: Blend Platform and Title.
In 2023, the Company introduced Blend Builder, which gives customers the ability to easily configure or build custom workflows from a pre-built set of components. In connection with this development, the Company changed its reporting segments as previously reported on its Annual Report on Form 10-K for the fiscal years ended December 31, 2022 and 2021, to change the composition of the Blend Platform segment to exclude the Company’s digitally-enabled title component and instead report the digitally-enabled title component within the Title segment. This change reflects a corresponding change in how the CODM reviews financial information in order to allocate resources and assess performance. The comparative prior period amounts have been reclassified to conform to current period presentation.

The CODM assesses segment performance by using each segment’s gross profit. The Company does not evaluate performance or allocate resources based on segment assets, and therefore, such information is not presented.
The CODM uses segment revenue and gross profit in the budget and forecasting process as well as in periodic financial reviews. The CODM considers budget-to-actual variances on a monthly basis to analyze historical performance of the segments. The CODM also considers revenue and gross margin growth when making decisions about capital and resource allocation between the segments to optimally support the Company’s strategic goals.
The following tables provide information about each reportable segment:

	Year Ended December 31, 2024
	Blend Platform	Title	Consolidated
	(in thousands)
Revenue
Software platform	$106,914	$—	$106,914
Professional services	8,848	—	8,848
Title	—	46,257	46,257
Total revenue	$115,762	$46,257	$162,019

Cost of revenue
Software platform	$23,107	$—	$23,107
Professional services	9,434	—	9,434
Title	—	38,934	38,934
Total cost of revenue	$32,541	$38,934	$71,475

Gross profit	$83,221	$7,323	$90,544

Blend Labs, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2023
	Blend Platform	Title	Consolidated
	(in thousands)
Revenue
Software platform	$101,204	$—	$101,204
Professional services	8,345	—	8,345
Title	—	47,297	47,297
Total revenue	$109,549	$47,297	$156,846

Cost of revenue
Software platform	$22,025	$—	$22,025
Professional services	11,065	—	11,065
Title	—	42,621	42,621
Total cost of revenue	$33,090	$42,621	$75,711

Gross profit	$76,459	$4,676	$81,135

	Year Ended December 31, 2022
	Blend Platform	Title	Consolidated
	(in thousands)
Revenue
Software platform	$113,589	$—	$113,589
Professional services	7,835	—	7,835
Title	—	113,777	113,777
Total revenue	$121,424	$113,777	$235,201

Cost of revenue
Software platform	$30,706	$—	$30,706
Professional services	15,504	—	15,504
Title	—	99,340	99,340
Total cost of revenue	$46,210	$99,340	$145,550

Gross profit	$75,214	$14,437	$89,651
The following table presents a reconciliation of reportable consolidated gross profit to loss before income taxes:

Blend Labs, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Gross profit	$90,544	$81,135	$89,651
Operating expenses:
Research and development	46,087	81,591	138,094
Sales and marketing	36,049	60,130	85,248
General and administrative	50,557	70,688	139,120
Amortization of acquired intangible assets	—	—	8,411
Impairment of intangible assets and goodwill	—	—	449,680
Restructuring	7,471	24,948	15,275
Total operating expenses	140,164	237,357	835,828
Loss from operations	(49,620)	(156,222)	(746,177)
Interest expense	(6,747)	(30,811)	(24,790)
Other income (expense), net	13,057	7,248	4,916
Loss before income taxes	$(43,310)	$(179,785)	$(766,051)
The Company does not generate revenue from external customers in foreign countries. The Company’s long-lived assets, which consist of property and equipment, net and operating lease right-of-use assets, by geographic location are as follows:

	As of December 31,
	2024	2023
	(in thousands)
Long-lived assets:
United States	$13,677	$11,747
India	—	763
Mexico	113	—
Total	$13,790	$12,510

18. Subsequent Events
Performance Stock Units
In January 2025, the Company’s board of directors granted a total of 1,300,000 PSUs to a recently hired senior executive. In March 2025, the Company’s board of directors granted a total of 4,200,000 PSUs to the Co-Founder and Head of Blend. The PSUs will vest in four tranches upon continued service and satisfaction of certain market-based performance targets related to the Company’s stock price hurdles.
Executive PSU Standardization
In 2023, the Company’s board of directors granted PSUs (the “2023 PSU Awards”) to two legacy senior executives, covering a total of 1,200,000 PSUs and 800,000 PSUs, respectively. The 2023 PSU Awards were scheduled to vest in four tranches upon continued service and satisfaction of certain market-based performance targets related to the Company’s stock price hurdles. In December 2024, the first performance target related to the Company’s stock price was satisfied and 25% of the PSUs subject to each 2023 PSU Award vested.
On March 13, 2025, the Company’s compensation committee elected to standardize the performance goals applicable to all outstanding PSUs for these two legacy senior executives so that the Company’s executives would have the same incentives and work towards the same objectives, thus creating a more cohesive and effective leadership team. In connection with this determination, the outstanding 2023 PSU Awards were cancelled and on the same date, the Company’s compensation committee granted new PSUs (the “New PSUs”) to each of the two legacy senior executives, covering a total of 1,300,000

Blend Labs, Inc.
Notes to Consolidated Financial Statements

PSUs and 800,000 PSUs, respectively. The New PSUs are scheduled to vest in four tranches upon continued service and satisfaction of certain market-based performance targets related to the Company’s stock price hurdles.

Agreement Relating to Title365
On February 26, 2025, the Company executed an agreement with the holder of the 9.9% noncontrolling interest in Title365, where such holder will surrender its remaining interest to the Company. Additionally, the agreement terminated the Title365 stockholders agreement as described in Note 2, Summary of Significant Accounting Policies. As a result of the foregoing, the Title365 Put Option has been extinguished as of February 26, 2025. The Company also terminated a non-compete and non-solicit agreement with the counterparty, allowing the counterparty to pursue business opportunities relating to the title insurance industry. In connection with the agreement, the Company and the counterparty executed an amendment to an existing revenue subscription arrangement, whereby the counterparty committed to a certain minimum amount of consideration for access to the Company’s platform, updated pricing, and an extension of the existing arrangement’s contractual term.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective as of December 31, 2024.

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management, under the oversight of our board of directors, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
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

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements

On November 8, 2024, Amir Jafari, our Head of Finance and Administration, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 93,039 shares of our Class A common stock, with the exact number of shares to be sold pursuant to Mr. Jafari’s trading arrangement to be determined based on market prices of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until July 31, 2025, or earlier if all transactions under the trading arrangement are completed.
On December 13, 2024, Nima Ghamsari, our Head of Blend, Co-Founder, and Chair of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 800,000 shares of our Class A common stock and sales of shares of our Class A common stock to be issued upon the vesting of restricted stock units or exercise of options, with the exact number of shares to be sold pursuant to Mr. Ghamsari’s trading arrangement to be determined based on market prices of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 25, 2025, subject to early termination for certain specified events set forth in the trading arrangement, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.
Executive Compensation Changes
On March 13, 2025, based on the recommendation of our compensation committee of our board of directors (the “compensation committee”) our board of directors approved new compensation arrangements for Nima Ghamsari, Head of Blend, Co-Founder and Chair of our board of directors (the “Head of Blend”). Under the terms of the new compensation arrangements, the Head of Blend will receive (a) a base salary of $545,000 per year (unchanged from his current base salary), (b) an annual target bonus in the amount of $495,000, effective as of April 1, 2025, (c) an award of RSUs covering 1,000,000 shares of the Company’s Class A Common Stock, vesting in quarterly installments over two years, with the first quarterly installment scheduled to vest on May 20, 2025, subject to the Head of Blend’s continued employment with the Company through the applicable vesting date, and (d) an award of PSUs covering a maximum of 4,200,000 shares of the Company’s Class A Common Stock with vesting contingent on the achievement of certain Company stock price hurdles to be set forth in the applicable award agreement.

On March 13, 2025, our compensation committee of the board of directors (the “compensation committee”) approved new compensation arrangements for Amir Jafari, Head of Finance and Administration, and Winnie Ling, Head of Legal and People (each, a “Senior Executive”). Under the terms of the new compensation arrangements, Mr. Jafari will receive (a) a base salary of $450,000 per year, effective as of April 1, 2025, (b) an annual target bonus for 2025 in the amount of $200,000 (unchanged from his 2024 annual target bonus), (c) an award of RSUs covering 750,000 shares of the Company’s Class A Common Stock, vesting in quarterly installments over two years, with the first quarterly installment scheduled to vest on May 20, 2025, subject to Mr. Jafari’s continued employment with the Company through the applicable vesting date, and (d) an award of performance-based RSUs (“PSUs”, and such award, the “New PSUs”, as defined and described below). Under the terms of the new compensation arrangements, Ms. Ling will receive (a) a base salary of $400,000 per year (unchanged from her current base salary), (b) an annual target bonus for 2025 in the amount of $100,000, effective as of April 1, 2025, (c) an award of RSUs covering 250,000 shares of the Company’s Class A Common Stock, vesting in quarterly installments over two years, with the first quarterly installment scheduled to vest on May 20, 2025, subject to Ms. Ling’s continued employment with the Company through the applicable vesting date, and (d) an award of New PSUs (as described below).
Executive PSU Standardization
In 2023, our board of directors granted PSUs (the “2023 PSU Awards”) to each Senior Executive, covering a total of 1,200,000 PSUs for Mr. Jafari and 800,000 PSUs for Ms. Ling, respectively. The 2023 PSU Awards were scheduled to vest in four tranches upon continued service and satisfaction of certain market-based performance targets related to the Company’s stock price hurdles. In December 2024, the first performance target related to the Company’s stock price was satisfied and 25% of the PSUs subject to each 2023 PSU Award vested.
On March 13, 2025, our compensation committee deemed it advisable to standardize the performance goals applicable to all outstanding PSUs for the Senior Executives so that the Company’s executives would have the same incentives and work towards the same objectives, thus creating a more cohesive and effective leadership team. In connection with this determination, on March 13, 2025, the outstanding 2023 PSU Awards, covering a total of 900,000 PSUs for Mr. Jafari and 600,000 PSUs for Ms. Ling, respectively, were cancelled, and on the same date, our compensation committee granted new PSUs (the “New PSUs”) to Mr. Jafari covering a total of 1,300,00 PSUs and Ms. Ling covering a total of 800,000 PSUs. The New PSUs are scheduled to vest in four tranches upon continued service and satisfaction of certain market-based performance targets related to the Company’s stock price hurdles.

Executive Severance Agreements

On March 13, 2025, our board of directors (with respect to Mr. Ghamsari and based on the recommendation of our compensation committee) and the compensation committee (with respect to the Senior Executives) approved the Company entering into a letter agreement (the “Letter Agreement”) with Nima Ghamsari, Head of Blend, Co-Founder, and Chair of the Company’s board of directors (the “Head of Blend” and, together with the Senior Executives, the “Executives”) and each Senior Executive. Each Letter Agreement provides the Executive with certain severance protections under the circumstances described in the Letter Agreement. Pursuant to the terms of the Letter Agreement, if the Company terminates the Executive’s employment without Cause (as defined in the Letter Agreement) and other than by reason of the Executive’s death or Disability (as defined in the Letter Agreement), the Executive will receive a lump sum payment equal to: (i) six months of the Executive’s base salary in effect immediately prior to the Executive’s termination and (ii) an amount representing Company-paid COBRA for Executive and Executive’s covered dependents for a period of six months following the termination (together, the “Severance Benefits”). Receipt of the Severance Benefits is conditioned on the Executive satisfying any conditions to receipt of severance set forth in the Letter Agreement, including the Executive timely signing and not revoking the Company’s then-standard separation agreement and release of claims. In the event that any payments or benefits payable to the Executive (including the Severance Benefits) constitute “parachute payments” under Section 280G of the U.S. tax code and would be subject to the applicable excise tax, then such payments or benefits will be either (i) delivered in full or (ii) delivered to such lesser extent which would result in no portion of such payments or benefits being subject to the excise tax, whichever results in the receipt by the Executive on an after-tax basis of the greatest amount of payments or benefits. The foregoing is a summary of the material terms of the Letter Agreement and is qualified in its entirety by reference to the complete text of the Letter Agreement, a copy of which will be included as an exhibit to the this Annual Report on Form 10-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

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
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Stock Purchase Agreement among the registrant, Title365 Holding Co., Xome Holdings LLC and, for the purposes of certain sections of the agreement, Mr. Cooper Group Inc., dated as of March 12, 2021.	S-1	333-257223	2.1	June 21, 2021
3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-Q	001-40599	3.1	August 24, 2021
3.2	Amended and Restated Bylaws of the registrant.	10-Q	001-40599	3.2	August 24, 2021
3.3	Certificate of Amendment to Certificate of Designations of the registrant.	8-K	001-40599	3.1	June 24, 2024
3.4	Amended and Restated Certificate of Designations of the registrant.	8-K	001-40599	3.2	June 24, 2024
4.1	Form of Class A common stock certificate of the registrant.	S-1/A	333-257223	4.1	July 6, 2021
4.2	Amended and Restated Investors’ Rights Agreement, among the registrant and certain holders of its capital stock, dated as of January 11, 2021.	S-1/A	333-257223	4.2	July 6, 2021
4.3	Warrant to Purchase Class A Common Stock between the registrant, OR Lending LLC, OR Tech Lending LLC, and OR BL LLC., dated as of July 2, 2021.	10-Q	001-40599	4.4	August 24, 2021
4.4	Description of Capital Stock.	10-K	001-40599	4.4	March 31, 2022
4.5	Warrant to Purchase Class A Common Stock between the registrant and Haveli Brooks Aggregator, L.P., dated as of April 29, 2024.	10-Q	001-40599	4.1	May 8, 2024
4.6	Registration Rights Agreement, between the registrant and Haveli Brooks Aggregator, L.P., dated as of April 29, 2024.	10-Q	001-40599	4.2	May 8, 2024
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1/A	333-257223	10.1	July 6, 2021
10.2+	Blend Labs, Inc. 2021 Equity Incentive Plan and related form agreements.	10-K	001-40599	10.2	March 14, 2024
10.3+	Blend Labs, Inc. 2012 Stock Plan and related form agreements.	S-1	333-257223	10.3	June 21, 2021
10.4+	Executive 2020 Bonus Plan.	S-1	333-257223	10.4	June 21, 2021

10.5+	Executive Incentive Compensation Plan.	S-1	333-257223	10.5	June 21, 2021
10.6+	Confirmatory Employment Letter between the registrant and Nima Ghamsari, dated as of July 1, 2021.	S-1/A	333-257223	10.8	July 6, 2021
10.7+	Letter Agreement between the registrant and Nima Ghamsari, dated as of August 25, 2023.	10-Q	001-40599	10.1	November 7, 2023
10.8+	Form of Award Letter.	10-Q	001-40599	10.3	November 7, 2023
10.9+	Blend Labs, Inc. Stand-Alone Stock Option Agreement between the registrant and Nima Ghamsari, effective as of March 30, 2021, as amended July 5, 2021.	10-Q	001-40599	10.12	August 24, 2021
10.10+	Form of Exchange Agreement between the registrant and Nima Ghamsari.	S-1/A	333-257223	10.15	July 6, 2021
10.11+	Form of Equity Exchange Agreement between the registrant and Nima Ghamsari.	S-1/A	333-257223	10.16	July 6, 2021
10.12	Office Lease between the registrant and 500 Pine Street Company LLC, dated as of December 1, 2016.	S-1	333-257223	10.17	June 21, 2021
10.13+	Offer Letter between the registrant and Amir Jafari, dated as of January 9, 2023.	10-K	001-40599	10.20	March 16, 2023
10.14	Stockholders Agreement among the registrant, Title365 Holding Co., and Xome Holdings LLC, dated as of June 30, 2021.	10-K	001-40599	10.22	March 14, 2024
10.15+	Outside Director Compensation Policy, as amended.	10-Q	001-40599	10.3	May 8, 2024
10.16	Investment Agreement between the registrant and Haveli Brooks Aggregator, L.P., dated as of April 29, 2024.	10-Q	001-40599	10.4	May 8, 2024
10.17+	Form of Change in Control Severance Agreement.	10-Q	001-40599	10.1	November 6, 2024
10.18+*	Offer Letter between the registrant and Srinivasan Venkatramani, dated as of October 27, 2024.
10.19+*	Form of Severance Letter Agreement.
16.1	Letter from Ernst & Young LLP to the Securities and Exchange Commission dated April 6, 2023.	8-K	001-40599	16.1	April 6, 2023
19.1*	Insider Trading Policy.
21.1*	List of subsidiaries of the registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
23.2*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included in signature pages hereto).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy.	10-K	001-40599	97.1	March 14, 2024

101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_______________

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

ITEM 16. FORM 10–K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLEND LABS, INC.

Date:	March 13, 2025	By:	/s/ Nima Ghamsari
Nima Ghamsari
Head of Blend and Co-Founder
(Principal Executive Officer)

Date:	March 13, 2025	By:	/s/ Amir Jafari
Amir Jafari
Head of Finance
(Principal Financial Officer)
POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nima Ghamsari, Amir Jafari, and Winnie Ling, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nima Ghamsari	Chief Executive Officer and Chair	March 13, 2025
Nima Ghamsari	(Principal Executive Officer)

/s/ Amir Jafari	Head of Finance and Administration	March 13, 2025
Amir Jafari	(Principal Financial Officer)

/s/ Oxana Tkach	Controller	March 13, 2025
Oxana Tkach	(Principal Accounting Officer)

/s/ Gerald C. Chen	Director	March 13, 2025
Gerald C. Chen

/s/ Erin Lantz	Director	March 13, 2025
Erin Lantz

/s/ Timothy J. Mayopoulos	Director	March 13, 2025
Timothy J. Mayopoulos

/s/ Brian Sheth	Director	March 13, 2025
Brian Sheth

/s/ Bryan E. Sullivan	Director	March 13, 2025
Bryan E. Sullivan

/s/ Eric Woersching	Director	March 13, 2025
Eric Woersching