Form 10-Q
period 2025-03-31
Blend Labs, Inc.
filed 2025-05-08
CIK 1855747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 30, 2025, there were 254,775,978 shares of the registrant's Class A common stock outstanding, 3,747,235 shares of the registrant's Class B common stock outstanding, and no shares of the registrant's Class C common stock outstanding.

1

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•the impact of changes in economic conditions, including tariffs, trade relations or a potential economic downturn in the U.S. or worldwide,on the levels of real estate and mortgage activity, such as mortgage interest rates, credit availability, real estate prices, inflation, and consumer confidence, and our expectations with regard to mortgage activity;
•our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, operating margin and plans for future operations, expense reductions and costs savings, our ability to determine reserves, and our ability to achieve and maintain future profitability;
•our strategic initiatives, including our decision to exit our Title business, and our beliefs and expectations regarding the impact of the strategic initiatives on our business;
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
4

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blend Labs, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$56,244	$38,011
Marketable securities and other investments	48,574	56,233
Trade and other receivables, net of allowance for credit losses of $102 and $50, respectively	10,692	14,656
Prepaid expenses and other current assets	15,916	16,725
Current assets held for sale from discontinued operations	8,518	9,618
Total current assets	139,944	135,243
Property and equipment, net	16,993	11,672
Operating lease right-of-use assets	262	339
Intangible assets, net	77	81
Deferred contract costs	3,221	2,868
Other non-current assets	21,930	21,825
Non-current assets held for sale from discontinued operations	5,839	6,057
Total assets	$188,266	$178,085
Liabilities, redeemable equity and stockholders’ equity
Current liabilities:
Accounts payable	$2,666	$1,620
Deferred revenue	33,266	19,240
Accrued compensation	3,901	3,315
Other current liabilities	11,467	9,740
Current liabilities held for sale from discontinued operations	6,793	5,107
Total current liabilities	58,093	39,022
Other non-current liabilities	291	278
Non-current liabilities held for sale from discontinued operations	903	1,103
Total liabilities	59,287	40,403
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest - held for sale from discontinued operations	—	52,375
Series A redeemable convertible preferred stock, par value $0.00001 per share: 200,000 shares authorized as of March 31, 2025 and December 31, 2024, 150 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively (Note 10)	145,865	141,663
Stockholders’ equity:
Class A, Class B and Class C Common Stock, par value $0.00001 per share: 3,000,000 (Class A 1,800,000, Class B 600,000, Class C 600,000) shares authorized as of March 31, 2025 and December 31, 2024; 258,825 (Class A 255,078, Class B 3,747, Class C 0) and 258,173 (Class A 254,426, Class B 3,747, Class C 0) shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	1,376,752	1,328,015
Accumulated other comprehensive loss	565	602
Accumulated deficit	(1,394,205)	(1,384,975)
Total stockholders’ equity	(16,886)	(56,356)
Total liabilities, redeemable equity and stockholders’ equity	$188,266	$178,085
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue
Software platform	$24,260	$21,736
Professional services	2,510	2,104
Total revenue	26,770	23,840
Cost of revenue
Software platform	5,865	5,175
Professional services	1,947	2,623
Total cost of revenue	7,812	7,798
Gross profit	18,958	16,042
Operating expenses:
Research and development	7,520	14,183
Sales and marketing	7,188	9,755
General and administrative	11,224	12,353
Restructuring	719	972
Total operating expenses	26,651	37,263
Loss from operations	(7,693)	(21,221)
Interest expense	—	(5,099)
Other income (expense), net	1,114	5,653
Loss before income taxes	(6,579)	(20,667)
Income tax expense	(30)	(42)
Loss from continuing operations	(6,609)	(20,709)
Net (loss) income from discontinued operations (Note 16)	(2,803)	46
Net loss	(9,412)	(20,663)
Less: Net loss (income) attributable to noncontrolling interest included in discontinued operations	182	(5)
Net loss attributable to Blend Labs, Inc.	(9,230)	(20,668)
Less: Accretion of redeemable noncontrolling interest to redemption value from discontinued operations	(1,254)	(1,461)
Less: Accretion of Series A redeemable convertible preferred stock to redemption value	(4,202)	—
Net loss attributable to Blend Labs, Inc. common stockholders	$(14,686)	$(22,129)

Net loss per share attributable to Blend Labs, Inc. common stockholders - basic and diluted:
Continuing operations	$(0.04)	$(0.08)
Discontinued operations	$(0.01)	$(0.01)
Weighted average shares used in calculating net loss per share:
Basic and diluted	258,832	250,932

Comprehensive loss:
Net loss	$(9,412)	$(20,663)
Unrealized gain (loss) on marketable securities	6	(104)
Foreign currency translation gain	(43)	9
Comprehensive loss	(9,449)	(20,758)
Less: Comprehensive loss (income) attributable to noncontrolling interest included in discontinued operations	182	(5)
Comprehensive loss attributable to Blend Labs, Inc.	$(9,267)	$(20,763)
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Redeemable Noncontrolling Interest, Series A Redeemable Convertible Preferred Stock, and Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2025
	Redeemable noncontrolling interest - held for sale from discontinued operations	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

		Shares	Amount	Shares	Amount
Balances as of December 31, 2024	$52,375	150	$141,663	258,173	$2	$1,328,015	$602	$(1,384,975)	$(56,356)
Issuance of common stock upon exercise of stock options	—	—	—	256	—	363	—	—	363
Vesting of restricted stock units	—	—	—	2,064	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—	—	(745)	—	(2,971)	—	—	(2,971)
Stock-based compensation	—	—	—	—	—	7,202	—	—	7,202
Unrealized gain on investments in marketable securities	—	—	—	—	—	—	6	—	6
Foreign currency translation gain	—	—	—	—	—	—	(43)	—	(43)
Accretion of redeemable noncontrolling interest to redemption value	1,254	—	—	—	—	(1,254)	—	—	(1,254)
Accretion of Series A redeemable convertible preferred stock to redemption value	—	—	4,202	—	—	(4,202)	—	—	(4,202)
Share repurchases	—	—	—	(923)	—	(3,076)	—	—	(3,076)
Reclassification of noncontrolling interest to equity, net of noncash consideration received	(53,447)	—	—	—	—	52,675	—	—	52,675
Net loss	(182)	—	—	—	—	—	—	(9,230)	(9,230)
Balances as of March 31, 2025	$—	150	$145,865	258,825	$2	$1,376,752	$565	$(1,394,205)	$(16,886)
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Redeemable Noncontrolling Interest, Series A Redeemable Convertible Preferred Stock and Stockholders’ Equity (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2024
	Redeemable noncontrolling interest - held for sale from discontinued operations	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

		Shares	Amount
Balances as of December 31, 2023	$46,190	249,910	$2	$1,321,944	$441	$(1,341,630)	$(19,243)
Issuance of common stock upon exercise of stock options, net of repurchases	—	410	—	619	—	—	619
Vesting of early exercised stock options	—	—	—	184	—	—	184
Vesting of restricted stock units	—	3,257	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	(1,258)	—	(3,806)	—	—	(3,806)
Stock-based compensation	—	—	—	8,707	—	—	8,707
Unrealized loss on investments in marketable securities	—	—	—	—	(104)	—	(104)
Foreign currency translation gain	—	—	—	—	9	—	9
Accretion of redeemable noncontrolling interest to redemption value	1,461	—	—	(1,461)	—	—	(1,461)
Net income (loss)	5	—	—	—	—	(20,668)	(20,668)
Balances as of March 31, 2024	$47,656	252,319	$2	$1,326,187	$346	$(1,362,298)	$(35,763)
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(9,412)	$(20,663)
Less: Net (loss) income from discontinued operations	(2,803)	46
Loss from continuing operations	(6,609)	(20,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,048	8,045
Depreciation and amortization	407	316
Amortization of deferred contract costs	315	266
Amortization of debt discount and issuance costs	—	520
Amortization of operating lease right-of-use assets	77	737
Gain on investment in equity securities	—	(4,417)
Other	(138)	(195)
Changes in operating assets and liabilities:
Trade and other receivables	3,906	1,155
Prepaid expenses and other assets, current and non-current	389	853
Deferred contract costs, non-current	(353)	256
Accounts payable	1,046	(351)
Deferred revenue	13,254	12,556
Accrued compensation	511	(734)
Operating lease liabilities	(947)	(946)
Other liabilities, current and non-current	2,179	(379)
Net cash provided by (used in) operating activities - continuing operations	20,085	(3,027)
Net cash provided by (used in) operating activities - discontinued operations	305	(841)
Net cash provided by (used in) operating activities	20,390	(3,868)
Investing activities
Purchases of marketable securities	(11,876)	(48,312)
Sale of available-for-sale securities	848	100,297
Maturities of marketable securities	18,927	10,600
Additions to property, equipment and internal-use software development costs	(4,587)	(1,964)
Net cash provided by investing activities - continuing operations	3,312	60,621
Net cash used in investing activities - discontinued operations	(84)	—
Net cash provided by investing activities	3,228	60,621
Financing activities
Proceeds from exercises of stock options, including early exercises, net of repurchases	363	619
Taxes paid related to net share settlement of equity awards	(2,971)	(3,806)
Share repurchases	(2,568)	—
Net cash used in financing activities - continuing operations	(5,176)	(3,187)
Effect of exchange rates on cash, cash equivalents, and restricted cash	—	(4)
Net increase in cash, cash equivalents, and restricted cash	18,442	53,562
Cash, cash equivalents, and restricted cash at beginning of period	49,537	38,253
Cash, cash equivalents, and restricted cash at end of period	67,979	91,815
Less: Cash, cash equivalents and restricted cash included in current assets held for sale from discontinued operations	6,712	9,213
Cash, cash equivalents and restricted cash, end of period, excluding current assets held for sale from discontinued operations	$61,267	$82,602
Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets:
Cash and cash equivalents	$56,244	$77,579
Restricted cash	5,023	5,023
Total cash, cash equivalents, and restricted cash	$61,267	$82,602

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$133	$9
Cash paid for interest	$—	$4,529
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of redeemable noncontrolling interest related to discontinued operations to equity	$52,675	$—
Vesting of early exercised stock options	$—	$184
Operating lease liabilities arising from obtaining new or modified right-of-use assets	$—	$654
Stock-based compensation included in capitalized internal-use software development costs	$1,218	$636
Accretion of redeemable noncontrolling interest related to discontinued operations to redemption value	$1,254	$1,461
Accretion of Series A redeemable convertible preferred stock to redemption value	$4,202	$—
Capitalized internal-use software development costs included in accrued compensation	$528	$201
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
Basis of Presentation and Principles of Consolidation
The unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of Blend Labs, Inc. and its subsidiaries in which the Company holds a controlling financial interest. Noncontrolling interest represents the minority stockholder’s share of the net income or loss and equity in a consolidated subsidiary. On February 26, 2025, the Company obtained the remaining interest previously held by the minority stockholder thereby extinguishing the noncontrolling interest. All intercompany balances and transactions have been eliminated in consolidation.

During the first quarter of 2025, the Company classified the results of its previously reported Title segment as discontinued operations in the Company’s unaudited condensed consolidated financial statements for all prior periods presented. As a result, the Company’s operates in a single reportable segment. For further information on the Company’s segments, refer to Note 15, Segment Information, and Note 16, Assets Held for Sale and Discontinued Operations. Prior period information has been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the notes thereto. Actual results may differ from those estimates. Such estimates include, but are not limited to, estimates of variable consideration, evaluation of contingencies, determination of the incremental borrowing rates used in calculations of lease liabilities, determination of fair value of stock-based compensation, determination of fair value of marketable securities, determination of fair value of each of the Series A Preferred Stock and the warrant (the “Haveli Warrant”), determination of fair values of assets transferred and performance obligations committed to under the strategic partnership agreement, assessment of expected credit losses on notes receivable, valuation of deferred tax assets, valuation of acquired intangible assets, valuation of the redeemable noncontrolling interest, determination of fair value of the disposal group, determination of useful lives of tangible and intangible assets and capitalized internal-use software development costs, assessment of impairment of long-lived assets, and valuation of equity securities without readily determinable fair value.
Risks and Uncertainties
The Company has been and may continue to be affected by various macroeconomic factors, including interest rate environment, housing affordability, and worldwide political and economic conditions. The global financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, rising interest rates, inflation, increases in unemployment rates and uncertainty about economic stability. The real estate environment, including interest rates and the general economic environment, typically impacts the demand for mortgage and mortgage related products. Increases in interest rates due to efforts by the U.S. Federal Reserve (the “Federal Reserve”) to manage rising inflation, combined with ongoing supply constraints, have resulted in a decline in mortgage origination activity in recent years. The demand for mortgage and mortgage related products continues to be sensitive to these factors, and Federal Reserve policy or any material changes in interest rates or housing supply are expected to impact overall origination activity levels during 2025. In addition, recent announcements of new or increased tariffs have contributed to market volatility and could potentially influence consumer confidence and interest rate expectations, which could, in turn, affect the demand for mortgage and consumer financial products.

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
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2024. Except for new policies relating to assets held for sale and discontinued operations, as well as share repurchases, there have been no significant changes to these policies during the three months ended March 31, 2025.
Cash and Cash Equivalents
The Company places its cash with high credit quality and federally insured institutions. Cash with any one institution may be in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes the exposure to credit risk is not significant. The Company considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents. As of March 31, 2025 and December 31, 2024, cash and cash equivalents consisted of cash, money market accounts, and highly liquid investments with original maturities less than 90 days. The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents approximate fair value due to the short-term nature of the investments.
Restricted Cash
The Company has classified cash that is not available for use in its operations as restricted cash. Restricted cash consists primarily of collateral for letters of credit related to security deposits for the Company’s office facility lease arrangements. As of March 31, 2025 and December 31, 2024, the Company had restricted cash of $5.0 million, which was presented within prepaid expenses and other current assets on the consolidated balance sheets.
Trade and Other Receivables and Credit Loss Reserves
The Company reports trade and other receivables net of the allowance for credit losses, in accordance with Accounting Standards Codification (“ASC”) 326, Financial Instruments—Credit Losses. ASC 326 requires an entity to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The Company’s estimate of expected credit losses is determined based on expected lifetime loss rates calculated from historical data and adjusted for the impact of current and future conditions, such as the age of outstanding receivables, historical payment patterns, any known or expected changes to the customers’ ability to fulfill their payment obligations, or assessment of broader economic conditions that may impact the customers’ ability to pay the outstanding balances. As of each of March 31, 2025 and December 31, 2024, the reserve for expected credit losses was immaterial. The provision for expected credit losses and the uncollectible portion of the receivables written off against reserve for expected credit losses were immaterial for the three months ended March 31, 2025 and 2024.
Redeemable Noncontrolling Interest - Held for Sale from Discontinued Operations
The Company’s 90.1% ownership of Title365 resulted in recognition of a 9.9% noncontrolling interest, which represented the minority stockholder’s share of the net income and equity in Title365. The Title365 stockholders agreement included a provision whereby the Company had a call option to purchase the 9.9% noncontrolling interest at a purchase price equal to the greater of (1) $49.5 million plus an amount of interest calculated using an interest rate of 5.0% per annum compounding annually; or (2) 4.4 multiplied by the trailing 12-month EBITDA multiplied by the noncontrolling interest ownership percentage (the “Title365 Call Option”). The Title365 Call Option became exercisable on June 30, 2023. The noncontrolling interest holder also held an option to compel the Company to purchase the remaining 9.9% noncontrolling interest at a price calculated in the same manner as the Title365 Call Option (the “Title365 Put Option”). The Title365 Put Option was exercisable beginning 5 years following the acquisition closing date. Neither the Title365 Call Option nor the Title365 Put Option had an expiration date. However, pursuant to the Title365 stockholders agreement, the Company also had certain bring-along rights that it could exercise under certain circumstances, which may have resulted in the Title365 Put Option being

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

extinguished. As the Title365 Put Option was not solely within the Company’s control, the Company classified this interest as redeemable noncontrolling interest (“RNCI”) within the mezzanine equity section of the consolidated balance sheets. The RNCI was accreted to the redemption value under the interest method from the acquisition date through the date the Title365 Put Option became exercisable. At each balance sheet date, the RNCI was reported at the greater of the initial carrying amount adjusted for the RNCI's share of earnings or losses and other comprehensive income or loss, or its accreted redemption value. The changes in the redemption amount were recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. For each reporting period, the entire periodic change in the redemption amount was reflected in the computation of net loss per share under the two-class method as being akin to a dividend.

On February 26, 2025, the Company entered into a multi-contract arrangement (the “Arrangement”) with the holder of the 9.9% noncontrolling interest in Title365 (the “Counterparty”), pursuant to which such holder assigned its 9.9% noncontrolling interest to Title365, and terminated the Title365 stockholders agreement with the Company. The transaction resulted in the termination of the Company’s obligations associated with the Title365 Put Option, which had a redemption amount, as if it was then-currently redeemable, of $59.2 million and $58.7 million as of February 26, 2025 and December 31, 2024, respectively. In return, the Company terminated its non-compete and non-solicit agreement with the Counterparty, allowing the Counterparty to pursue business opportunities relating to the title insurance industry. Furthermore, in conjunction with the Arrangement, the Company and the Counterparty executed an amendment to an existing revenue subscription arrangement, whereby the Counterparty committed to a certain minimum amount of consideration for access to the Company’s platform, updated pricing, and an extension of the existing arrangement’s contractual term.

The termination of the Company’s obligations associated with the Put Option resulted in a reclassification of $53.5 million from redeemable noncontrolling interest to $52.7 million of additional paid-in capital. The remaining $0.8 million represents the non-cash consideration in the Arrangement related to the assignment of the noncontrolling interest to Title365, which was recorded as deferred revenue to be recognized over the term subscription arrangement.
Share repurchases
All repurchased shares under the share repurchase program are retired. The retired shares are equivalent to authorized, unissued shares and are no longer considered to be outstanding or held in treasury. The excess purchase price over par value for share repurchases is recorded to additional paid-in-capital.
Assets Held for Sale and Discontinued Operations
The Company classifies assets and liabilities as held for sale (“disposal group”) when management, having the authority to approve the action, commits to a plan to sell the disposal group, the sale is probable to be completed within one year, and the disposal group is available for immediate sale in its present condition. The Company also considers whether an active program to locate a buyer has been initiated, whether the disposal group is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially measures a disposal group that is classified as held for sale at the lower of its carrying amount or fair value less costs to sell. There was no loss recognized for the three months ended March 31, 2025. Gains are not recognized until the date of sale. Assets are not depreciated or amortized while they are classified as held for sale. Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group as assets held for sale and liabilities held for sale in its unaudited condensed consolidated balance sheets.

If the disposition of a component, being an operating or reportable segment, business unit, subsidiary or asset group, represents a strategic shift that has or will have a major effect on the Company’s operations and financial results, the operating profits or losses of the component when classified as held for sale, and the gain or loss upon disposition of the component, are presented as discontinued operations in the unaudited condensed consolidated statements of operations. As of March 31, 2025, the operations of the Company’s Title segment met the criteria to be classified as held for sale and presented as discontinued operations. Refer to Note 16, Assets Held for Sale and Discontinued Operations, for additional information.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities, trade accounts receivable, and notes receivable. The Company maintains its cash equivalents primarily in money market funds and highly liquid investments that are issued or guaranteed by the United States government or its agencies. As of March 31, 2025 and December 31, 2024, cash and cash equivalents was $56.2 million and $38.0 million, respectively, and included $2.0 million and $2.2 million, respectively, of cash held in a foreign jurisdiction. Collateral is not required for trade accounts receivable.
The following customer comprised 10% or more of the Company’s revenue for the following periods:

	Three Months Ended March 31,
Customer	2025	2024
C	12%	10%

The following customers comprised 10% or more of the Company’s trade and unbilled receivables:

Customer	March 31, 2025	December 31, 2024
B	10%	12%
C	11%	11%
D	12%	7%
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
Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740). This update improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

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
3. Revenue Recognition and Contract Costs
Disaggregation of Revenue
The following table provides information about disaggregated revenue by service offering:

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Blend Platform:
Mortgage Suite	$14,638	$15,078
Consumer Banking Suite	9,622	6,658
Total software platform	24,260	21,736
Professional services	2,510	2,104
Total revenue	$26,770	$23,840

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

Contract Accounts	Balance Sheet Line Reference	March 31, 2025	December 31, 2024
		(In thousands)
Contract assets—current	Prepaid expenses and other current assets	$2,805	$2,539
Contract liabilities—current	Deferred revenue, current	$(33,266)	$(19,240)
There were no long-term contract assets or deferred revenue as of March 31, 2025 and December 31, 2024.

During the three months ended March 31, 2025 and 2024, the Company recognized $6.7 million and $4.1 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the respective periods.

During the three months ended March 31, 2025 and 2024, the Company recognized revenue of approximately $0.7 million and $0.1 million, respectively, related to performance obligations satisfied in previous periods. The revenue recognized from performance obligations satisfied in the prior periods primarily related to changes in the transaction price, including changes in the estimate of variable consideration.
Remaining Performance Obligations
As of March 31, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations was $158.1 million. These remaining performance obligations represent commitments in customer contracts for services expected to be provided in the future that have not been recognized as revenue. The expected timing of revenue recognition for these commitments is largely driven by the Company’s ability to deliver in accordance with relevant contract terms and when the Company’s customers utilize services, which could affect the Company’s estimate of when the Company expects to recognize revenue for these remaining performance obligations. The Company expects to recognize approximately half of the remaining performance obligations as revenue over the next 12 months. The Company expects the majority of non-current remaining performance obligations to be recognized over the next 13 to 24 months.
Deferred Contract Costs
As of March 31, 2025 and December 31, 2024, total unamortized deferred contract costs were $4.6 million and $4.2 million, respectively, of which $1.4 million and $1.3 million was recorded within prepaid expenses and other current assets and $3.2 million and $2.9 million was recorded within deferred contract costs, non-current, on the unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The amortization of deferred contract costs was $0.3 million for the three months ended March 31, 2025 and 2024, respectively, and is included in sales and marketing expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).
Strategic Partnership and Sale of Insurance Business
On September 30, 2024, the Company entered into a multi-element transaction with Covered Insurance Solutions which included a strategic partnership agreement as well as the sale of the Company’s insurance business. As part of the strategic partnership agreement, the Company granted a five-year term license allowing Covered Insurance Solutions to integrate its insurance solutions into the Company’s platform for an annual fixed fee plus variable charges. The Company has determined the term license is a performance obligation under ASC 606, Revenue from Contracts with Customers. The deferred revenue liability related to the performance obligations recognized under the strategic partnership agreement was $0.9 million as of March 31, 2025.
4. Investments and Fair Value Measurements
The carrying amount, unrealized gain and loss, and fair value of investments by major security type were as follows:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gain	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$15,140	$—	$15,140	Level 1
Commercial paper	19,829	—	19,829	Level 2
Total cash equivalents	34,969	—	34,969
Marketable securities:
U.S. treasury and agency securities	28,823	96	28,919	Level 2
Commercial paper	7,514	—	7,514	Level 2
Debt securities	12,047	94	12,141	Level 2
Total marketable securities	48,384	190	48,574
Restricted cash, current:
Money market funds	5,023	—	5,023	Level 1
Total	$88,376	$190	$88,566

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$7,112	$—	$7,112	Level 1
Commercial paper	19,162	—	19,162	Level 2
Total cash equivalents	26,274	—	26,274
Marketable securities:
U.S. treasury and agency securities	31,160	92	31,252	Level 2
Commercial paper	12,244	—	12,244	Level 2
Debt securities	12,643	94	12,737	Level 2
Total marketable securities	56,047	186	56,233
Restricted cash, current:
Money market funds	5,023	—	5,023	Level 1
Total	$87,344	$186	$87,530

Restricted cash that is not available for use in operations consisted of $5.0 million collateral for standby letters of credit related to the Company’s office lease facilities as of March 31, 2025 and December 31, 2024.
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

The following table summarizes the stated maturities of the Company’s marketable securities and other investments:

	March 31, 2025		December 31, 2024
	(In thousands)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$35,477	$35,578	$35,422	$35,477
Due after one year through two years	12,907	12,996	20,625	20,756
Total marketable securities and other investments	$48,384	$48,574	$56,047	$56,233
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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company does not have an intent to sell any of these securities prior to maturity and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date. Accordingly, the Company believes that generally the unrealized losses are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no impairment charges or allowance for credit losses have been recognized in the Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024. As of March 31, 2025, the Company had 1 security, with a fair value of $3.0 million, in an unrealized loss position; the unrealized loss was not material. As of December 31, 2024, the Company had no securities in an unrealized loss position. As of March 31, 2025 and December 31, 2024, the Company had no securities that have been in a continuous unrealized loss position for twelve months or greater. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

The Company recognized interest income from its investment portfolio of $1.1 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively. Accrued interest receivable related to marketable securities is $0.3 million and $0.4 million, as of March 31, 2025 and December 31, 2024, respectively, and is presented within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. The Company does not measure an allowance for credit losses on accrued interest receivable and recognizes interest receivable write offs as a reversal of interest income. No accrued interest was written off during the three months ended March 31, 2025 and 2024.
5. Significant Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
Contract assets	$2,805	$2,539
Deferred contract costs	1,385	1,277
Prepaid software	2,854	2,831
Prepaid insurance	366	1,291
Prepaid other	2,156	2,229
Restricted cash	5,023	5,023
Other current assets	1,327	1,535
Total prepaid expenses and other current assets	$15,916	$16,725
Property and Equipment, Net
Property and equipment, net, consisted of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
Computer and software	$856	$783
Capitalized internal-use software	17,681	12,041
Total property and equipment, gross	18,537	12,824
Accumulated depreciation and amortization	(1,544)	(1,152)
Total property and equipment, net	$16,993	$11,672
Depreciation expense for the three months ended March 31, 2025 and 2024 was not material and $0.3 million, respectively.

Amortization of capitalized internal use software development costs for the three months ended March 31, 2025 and 2024 was $0.4 million and not material, respectively.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other Non-Current Assets
Other non-current assets consisted of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
Notes receivable	$10,500	$10,500
Investments in non-marketable equity securities	9,801	9,801
Other non-current assets	1,629	1,524
Total non-current assets	$21,930	$21,825

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

At each reporting date, the Company evaluates the collectability of the notes receivable in accordance with ASC 326, Financial Instruments—Credit Losses. As of March 31, 2025, the Company determined that no credit loss existed for the convertible promissory notes, and no provision for expected credit losses was recognized.
Investments in Non-Marketable Equity Securities
The Company holds 103,611 shares of Series Growth 1a Preferred Stock received in exchange for an investment of cash in a privately-held company. This investment in the equity securities without readily determinable fair value is measured at cost, less impairment, if any, plus or minus observable price changes in orderly transactions of an identical or similar investment of the same issuer.

As of March 31, 2025 and December 31, 2024, the carrying value of this investment was $9.8 million, inclusive of a cumulative upward adjustment of $7.3 million, of which $4.4 million was recognized in 2024 to reflect observable price changes.

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

The gain resulting from the adjustment to the carrying value of the non-marketable security is presented within other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive income (loss). There were no impairments for the three months ended March 31, 2025 and 2024.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Cloud Computing Arrangements
The Company capitalizes certain implementation costs incurred during the application development stage under cloud computing arrangements that are service contracts. The carrying value of the capitalized costs was $0.3 million as of March 31, 2025, of which $0.2 million is presented within prepaid expenses and other current assets, and $0.1 million is presented within other non-current assets on the unaudited condensed consolidated balance sheets. The carrying value of the capitalized costs was $0.2 million as of December 31, 2024, of which $0.1 million is presented within prepaid expenses and other current assets, and $0.1 million is presented within other non-current assets on the unaudited condensed consolidated balance sheets. Amortization of capitalized implementation costs is recognized on a straight-line basis over the term of the associated hosting arrangement when it is ready for its intended use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.
Other Current Liabilities
Other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
Accrued expenses	$2,703	$2,116
Accrued professional fees	2,453	1,392
Accrued connectivity fees	3,974	3,489
Restructuring	437	75
Accrued litigation contingencies	187	8
Operating lease liabilities, current portion	1,713	2,660
Total other current liabilities	$11,467	$9,740
Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
Payroll tax liabilities	291	261
Other liabilities	—	17
Total other non-current liabilities	$291	$278
6. Leases
The Company leases its facilities under non-cancelable operating leases with various expiration dates. Leases may contain escalating payments.

The Company’s total operating lease costs were $0.6 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively.

The Company’s total operating lease costs included variable costs in the amount of $0.5 million for the three months ended March 31, 2025 and 2024. Variable lease costs are primarily comprised of maintenance costs and are determined based on the actual costs incurred during the period. Variable lease payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities

As of March 31, 2025 and December 31, 2024, the weighted average remaining operating lease term was 0.5 years and 0.8 years, respectively. The weighted average discount rate used to estimate operating lease liabilities for leases that existed as of March 31, 2025 and December 31, 2024 was 6.8%. Cash paid for amounts included in the measurement of operating lease liabilities was $1.0 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2025, maturities of operating lease liabilities were as follows:

(In thousands)
2025	$1,745
Thereafter	—
Total lease payments	1,745
Less: imputed interest	(32)
Total operating lease liabilities	$1,713
7. Commitments and Contingencies
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

The Company enters into indemnification provisions under (i) its agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers, and landlords and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2025 or December 31, 2024.

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
8. Debt
As of March 31, 2025 and December 31, 2024, the Company had no outstanding debt.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Redeemable Preferred Stock
On April 29, 2024, the Company entered into the Investment Agreement with Haveli and issued 150,000 shares of Series A Preferred Stock, for an aggregate purchase price of $150.0 million. The Company incurred $10.1 million of issuance costs. Net proceeds from the transaction in the amount of $139.9 million were used to repay in full the amounts outstanding under the Credit Agreement.

Refer to Note 10, Redeemable Preferred Stock, of the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2024 for further information regarding the various rights and liquidation preferences of the redeemable preferred stock.

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

As of March 31, 2025, the Series A Preferred Stock has a maximum redemption value of $300.0 million. The carrying value of the Series A Preferred Stock is accreted to its maximum redemption value over the seven year term, using the effective interest method. The increases in the redemption amount are recorded with corresponding adjustments against additional paid-in capital, in the absence of retained earnings. For each reporting period, the entire periodic change in the redemption amount is reflected in the computation of net loss per share under the two-class method as being akin to a dividend, by reducing the income (or increasing the loss) attributable to common stockholders.

In connection with the issuance of the Series A Preferred Stock, the Company issued the Haveli Warrant to Haveli to purchase up to 11,111,112 shares of Class A common stock, at a purchase price of $4.50 per share. The number of shares and exercise price are subject to anti-dilution adjustments for splits, dividends, capital reorganizations, reclassifications and similar transactions. The Haveli Warrant is exercisable for a period of 24 months from issuance, subject to the expiration or early termination of the applicable waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended. The Haveli Warrant has not been exercised as of March 31, 2025. The net proceeds were allocated to the Series A Preferred Stock and the Haveli Warrant based on their relative fair values as of the issuance date, in the amount of $130.8 million and $9.1 million, respectively. The proceeds allocated to Haveli Warrant were accounted for as paid-in capital.

The Series A Preferred Stock does not contain any embedded features that are required to be bifurcated.
10. Stockholder’s Equity
The following is a summary of the rights of the holders of the Company’s capital stock:
Common Stock
The Company has three classes of authorized common stock: Class A common stock, Class B common stock, and Class C common stock. The rights of the holders of Class A common stock, Class B common stock, and Class C common stock are identical, except with respect to voting and conversion. No shares of Class C common stock are issued or outstanding.

Refer to Note 11, Stockholder’s Equity, of the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2024 for further information regarding the various rights of the Company’s common stock.
Preferred Stock
Subject to the protective provisions afforded to the holders of the Series A Preferred Stock, the Company’s board of directors has the authority to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences, and rights of the shares of each series and any of its qualifications, limitations, or restrictions, in each case without further vote or action by the Company’s stockholders. As of March 31, 2025, the Company had 200,000,000 shares authorized and 150,000 shares of preferred stock issued and outstanding.

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

During the three months ended March 31, 2025. the Company repurchased and retired 922,996 shares of the Company’s Class A common stock for $3.1 million. As of March 31, 2025, the Company had $21.9 million available to repurchase shares of Class A common stock under its share repurchase program.
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

The 2021 Plan provides for the grant of ISOs, to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of NSOs, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), and performance awards, including performance stock units (“PSUs”) to the Company’s employees, directors, and consultants and the Company’s parent and subsidiary corporations’ employees and consultants.

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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of the stock option activity is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(In thousands)		(In years)	(In thousands)
Balance as of December 31, 2024	17,300	$4.20	4.69	$31,282
Exercised	(256)	$1.41		$590
Canceled and forfeited	(436)	$9.92
Balance as of March 31, 2025	16,608	$4.09	4.67	$19,635

Vested and exercisable as of March 31, 2025	15,309	$4.20	4.67	$18,329

No options were granted during the three months ended March 31, 2025 and 2024.

The number of options unvested as of March 31, 2025 and December 31, 2024 was 1,298 and 1,552, respectively. The weighted average grant-date fair value of these unvested options was $1.33 and $1.58 per share as of March 31, 2025 and December 31, 2024, respectively.

The total fair value of options vested during the three months ended March 31, 2025 and 2024 was $0.7 million and $1.4 million, respectively.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2025 and 2024 was $0.6 million and $0.5 million, respectively.

As of March 31, 2025, the total unrecognized stock-based compensation expense for stock options issued under the 2012 Plan and the 2021 Plan was approximately $1.6 million, which is expected to be recognized over a weighted average period of 1.7 years.
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted average grant date fair value per share
	(In thousands)
Balance as of December 31, 2024	13,770	$1.75
Granted	3,969	$3.67
Vested	(2,064)	$1.76
Forfeited	(1,311)	$1.77
Balance as of March 31, 2025	14,364	$2.27
As of March 31, 2025, there was $30.3 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.2 years. RSUs granted under the 2021 Plan generally vest quarterly over a period of one year from the grant date.

The total fair value of RSUs vested during the three months ended March 31, 2025 and 2024 was $3.6 million and $5.0 million, respectively.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Performance Stock Units
A summary of the Company’s PSU activity and related information is as follows:

	Number of PSUs	Weighted average grant date fair value per share
	(In thousands)
Balance as of December 31, 2024	3,525	$0.67
Granted	7,850	$1.61
Vested	—	$—
Forfeited	(2,400)	$0.46
Balance as of March 31, 2025	8,975	$1.93
New PSUs
In the first quarter of 2025, the Company’s board of directors granted a total of 1,300,000 PSUs to a recently hired senior executive. On March 13, 2025, the Company’s board of directors granted a total of 4,200,000 PSUs to the Co-Founder and Head of Blend and 250,000 PSUs to another senior executive. The PSUs will vest in four tranches upon continued service and satisfaction of certain market-based performance targets related to the Company’s stock price hurdles.
Executive PSU Standardization
In 2023, the Company’s board of directors granted PSUs (the “2023 PSU Awards”) to two senior executives (the “legacy senior executives”), covering a total of 1,200,000 PSUs and 800,000 PSUs, respectively. The 2023 PSU Awards were scheduled to vest in four tranches upon continued service and satisfaction of certain market-based performance targets related to the Company’s stock price hurdles. In December 2024, the first performance target related to the Company’s stock price was satisfied and 25% of the PSUs subject to each 2023 PSU Award vested.

On March 13, 2025, the Company’s compensation committee elected to standardize the performance goals applicable to all outstanding PSUs for the legacy senior executives so that the Company’s executives would have the same incentives and work towards the same objectives, thus creating a more cohesive and effective leadership team. In connection with this determination, the outstanding 2023 PSU Awards were cancelled and on the same date, the Company’s compensation committee granted new PSUs (the “New PSUs”) to each of the legacy senior executives, covering a total of 1,300,000 PSUs and 800,000 PSUs, respectively. The New PSUs are scheduled to vest in four tranches upon continued service and satisfaction of certain market-based performance targets related to the Company’s stock price hurdles. The cancellation and concurrent replacement of these awards was accounted for as a modification. As the modification relates to unvested awards, the Company will recognize, on a prospective basis over the remaining requisite service period, the incremental cost associated with the modified PSUs, inclusive of any previously unrecognized compensation cost for the original awards. The total incremental cost associated with the modified PSUs was $2.8 million, which included $0.2 million of unrecognized compensation costs.

The estimated weighted-average grant date fair value of the awards issued during the first quarter of 2025 was $2.07 per share The estimated weighted-average grant date fair value of all awards was determined using a Monte Carlo simulation model. The significant assumptions in the Monte Carlo simulation model include the risk-free interest rate, expected volatility of the Company’s stock price, and expected life of the award.

Fair value of common stock	$3.49 - $3.89
Remaining contractual term (years)	4.81 - 4.92
Expected volatility	90%
Risk-free interest rate	4.01% - 4.35%
Expected dividend yield	—

The total stock-based compensation expense recognized for PSUs for the three months ended March 31, 2025 and 2024 was $1.0 million and $0.5 million, respectively. The total unrecognized compensation expense related to all PSUs was $15.5 million as of March 31, 2025, which will be recognized over an estimated weighted average remaining period of 1.5 years.

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

In three months ended March 31, 2025, the second tranche of the Co-Founder and Head of Blend stock option award expired, resulting in a forfeiture of 5,862,866 shares.

The total stock-based compensation expense recognized for this award for the three months ended March 31, 2025 and 2024 was $1.4 million and $1.5 million respectively.

The total unrecognized compensation expense related to the award was $6.7 million as of March 31, 2025, which will be recognized over an estimated weighted average remaining period of 3.1 years.
Stock-Based Compensation Expense
The Company’s stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2025	2024

Cost of revenue	$170	$156
Research and development(1)	1,636	3,352
Sales and marketing	720	978
General and administrative	3,522	3,559
Total	$6,048	$8,045
____________
(1) Net of $1.2 million of additions to capitalized internal-use software for the three months ended March 31, 2025, and $0.6 million for the three months ended March 31, 2024.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12. Restructuring
Workforce Reduction Plans
In 2024, the Company executed two workforce reduction initiatives as part of its broader efforts to improve cost efficiency and better align its operating structure with its business activities. The execution of the January 2024 plan was completed in the second quarter of 2024 and the execution of the September 2024 plan was substantially completed in the fourth quarter of 2024.

In 2025, the Company established a new workforce reduction initiative (the “2025 Plan”), and through March 31, 2025, eliminated approximately 20 positions, or 5% of the Company’s then-current workforce. The execution of the 2025 Plan is expected to be substantially completed in the fourth quarter of 2025.
The restructuring charges attributable to the workforce reduction plans, amounted to approximately $0.7 million and $1.0 million for the three months ended March 31, 2025 and 2024. The restructuring charges for workforce reduction plans consisted primarily of cash expenditures for compensation, severance, and transition payments, employee benefits, payroll taxes and related facilitation costs. The component classified as discontinued operations incurred an additional $0.7 million in charges related to the 2025 plan. Refer to Note 16, Assets Held for Sale and Discontinued Operations.
The reconciliation of the restructuring liability balances is as follows:

(In thousands)
Restructuring liability as of December 31, 2023	$31
January 2024 Plan charge	1,086
September 2024 Plan charge	1,442
Settlements	(2,484)
Restructuring liability as of December 31, 2024	$75
2025 Plan charge	719
Settlements	(357)
Restructuring liability as of March 31, 2025	$437
13. Income Taxes
The provision for income taxes was less than $0.1 million for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate for the three months ended March 31, 2025 and 2024 was (0.5)% and (0.2)%, respectively. The effective tax rates differ from the federal statutory rate primarily due to a valuation allowance on the Company’s deferred tax assets.

The Company reassessed the ability to realize deferred tax assets by considering the available positive and negative evidence. As of March 31, 2025, the Company concluded that its net deferred tax assets are not more-likely-than-not to be realized and maintained a full valuation allowance against such net deferred tax assets.

As of March 31, 2025, the Company files tax returns in the U.S. federal and various state jurisdictions. Due to the Company’s U.S. net operating loss carryforwards, its income tax returns generally remain subject to examination by federal and most state tax authorities. Beginning in 2022, the Company’s subsidiary in India files income tax returns in India which are subject to examination by local tax authorities. This subsidiary is currently under examination by the tax authorities for the fiscal years ended March 31, 2023 and 2022.
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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

	Three Months Ended March 31,
	2025		2024
	Class A Common	Class B Common	Class A Common	Class B Common
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(6,513)	$(96)	$(19,919)	$(790)
Less: Accretion of Series A Preferred Stock to redemption value	(4,141)	(61)	—	—
Net loss attributable to Blend Labs, Inc common stockholders from continuing operations	(10,654)	(157)	(19,919)	(790)

Net (loss) income from discontinued operations	(2,762)	(41)	44	2
Less: Accretion of RNCI to redemption value from discontinued operations	(1,236)	(18)	(1,405)	(56)
Less: Net loss (income) attributable to noncontrolling interest included in discontinued operations	179	3	(5)	—
Net loss attributable to Blend Labs, Inc common stockholders from discontinued operations	(3,819)	(56)	(1,366)	(54)

Net loss attributable to Blend Labs, Inc common stockholders	$(14,473)	$(213)	$(21,285)	$(844)

Denominator:
Weighted average common stock outstanding, basic and diluted	255,085	3,747	241,357	9,575
Net loss per share from continuing operations
Basic and diluted	$(0.04)	$(0.04)	$(0.08)	$(0.08)
Net loss per share from discontinued operations
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Net loss per share attributable to Blend Labs, Inc.:
Basic and diluted	$(0.05)	$(0.05)	$(0.09)	$(0.09)

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following potential shares of common stock were excluded from the computation of diluted net earnings per share attributable to the Company for the periods presented because including them would have been antidilutive as the Company has reported net loss for each of the periods presented:

	As of March 31,
	2025	2024
	(In thousands)
Outstanding stock options	16,608	18,591
Early exercised options subject to repurchase	—	62
Non-plan Co-Founder and Head of Blend options	20,194	26,057
Unvested restricted stock units	14,364	20,762
Unvested performance stock awards(1)	8,975	5,500
Series G Warrant	598	598
Haveli Warrant	11,111	—
Series A redeemable convertible preferred stock	46,154	—
Total anti-dilutive securities	118,004	71,570
____________
(1) Performance conditions were not satisfied for the unvested performance stock awards as of March 31, 2025.
15. Segment Information
The Company’s CODM is the chief executive officer. The Company’s operating segments are defined in a manner consistent with how the Company manages its operations and how the CODM evaluates the results and allocates the Company’s resources. During the first quarter of 2025, the Company classified the results of its previously reported Title segment as discontinued operations in its unaudited condensed consolidated statement of operations. Refer to Note 16, Held for sale and Discontinued Operations, for additional details. As a result, the Company now operates in a single operating segment and a single reportable segment. The CODM assesses the segment performance by using net loss from continuing operations as a measure of segment profitability. The CODM uses revenue and net loss from continuing operations for purposes of making operating decisions, allocation of resources, and evaluation of financial performance, primarily by monitoring actual to budget results as well as by reviewing year-over-year performance.

The CODM also reviews significant segment expenses for the single reportable segment. Significant segment expenses include cost of revenue, research and development expenses, sales and marketing expenses, and general and administrative expenses, all of which are presented in our unaudited condensed consolidated statements of operations and comprehensive income (loss). Other segment items include restructuring expenses, interest expense, other income (expense), net and income tax (expense) benefit, which are also presented in our unaudited condensed consolidated statements of operations and comprehensive income (loss).

The Company does not evaluate performance or allocate resources based on segment assets, and therefore, such information is not presented.

The Company’s reported measure of segment profit or loss is as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Loss from continuing operations	$(6,609)	$(20,709)
16. Assets Held for Sale and Discontinued Operations
In the first quarter of 2025 the Company has initiated a process to exit the title business. The divestiture is part of the Company’s strategic shift to transform into a platform-first company along with the further expansion of partner ecosystem. The Company expects the disposal to be completed within next 12 months.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company determined that all the criteria required for held-for-sale presentation were met as of March 31, 2025. As a result, the Company reported the assets and the liabilities of the disposal group as held for sale on the unaudited condensed consolidated balance sheets and the operations of the disposal group as discontinued operations starting in the first quarter of 2025. Disposal group net assets are recorded at the lower of their carrying amount or estimated fair value less the costs to sell. Prior period amounts have been reclassified to conform to current period presentation.

The following table is a summary of the assets and liabilities held for sale from discontinued operations:

	March 31, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$4,440	$4,232
Trade and other receivables, net of allowance for credit losses	2,938	2,782
Prepaid expenses and other current assets	1,140	2,604
Current assets held for sale from discontinued operations	$8,518	$9,618

Property and equipment, net	$542	$649
Operating lease right-of-use assets	1,018	1,130
Intangible assets, net	2,000	2,000
Other non-current assets(1)	2,279	2,278
Non-current assets held for sale from discontinued operations	$5,839	$6,057

Accounts payable	$912	$797
Accrued compensation	1,248	661
Other current liabilities	4,633	3,649
Current liabilities held for sale from discontinued operations	$6,793	$5,107

Operating lease liabilities, non-current	$735	$801
Other non-current liabilities	168	302
Non-current liabilities held for sale from discontinued operations	$903	$1,103
____________
(1) Other non-current assets includes $2.3 million of restricted cash related to collateral for surety bonds.
Operating results from the disposal group for the three months ended March 31, 2025 and 2024 are reported as Net (loss) income from discontinued operations, on the unaudited condensed consolidated statements of operations and comprehensive income (loss), as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue	$8,714	$11,107
Cost of revenue	8,901	9,008
Operating expenses:
Sales and marketing	337	460
General and administrative	1,684	1,582
Restructuring	672	11
(Loss) income from operations	(2,880)	46
Other income (expense), net	77	—
Net (loss) income before income taxes	(2,803)	46
Income tax (expense) benefit	—	—
Net (loss) income from discontinued operations	$(2,803)	$46

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

17. Subsequent Events
On April 18, 2025, the Company made an investment in a privately held company in the amount of $4.0 million, receiving 3,200 shares of Series A Preferred units.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Form 10-Q and in our Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Recent Developments
Industry Trends
The mortgage market is heavily influenced by government policies and overall economic conditions. The real estate environment, including interest rates and the general economic environment, typically impacts the demand for mortgage and mortgage related products. Since 2022, increases in interest rates due to efforts by the Federal Reserve to manage rising inflation, combined with ongoing supply constraints, have resulted in a relative decline in mortgage origination activity, followed by a slight increase in 2024 as compared to 2023, based on the estimates of the industry forecasters.

In the first quarter of 2025, we saw a decrease in mortgage transactions on our software platform compared to the last quarter of 2024, which can be attributed to seasonal trends, continued high interest rates, decreased housing affordability, and uncertain worldwide political and economic conditions. We expect that the aggregate industry mortgage originations will be higher in the second quarter of 2025 relative to the first quarter based on application volume observed to date through our customer base and our analysis of the latest relevant macroeconomic data.

Mortgage origination activity depends on many factors, such as changes in the Federal Reserve’s policies or pressures in the macroeconomic environment, including the imposition of tariffs, the impact of trade relations or the possibility of an economic downturn in the United States or worldwide, all of which are uncertain and out of our control. We expect the Federal Reserve's decision-making to continue to have impacts on mortgage origination activity. As a large portion of our revenue is driven by mortgage and mortgage related transaction volumes, changes in the mortgage origination volumes have had, and are likely to continue to have, material effects on our business.
Strategic Initiatives
As part of our efforts to simplify our business, in the first quarter of 2025, we made a decision to exit our title operations. The divestiture is part of our strategic shift to transform into a platform-first company along with the further expansion of our partner ecosystem. We intend to structure the transaction in a way that would allow us to strategically exit the capital-intensive title agency business while maintaining unit economics that we believe will be beneficial in a macro recovery. In connection with this initiative, the results of our previously reported Title segment are currently presented as discontinued operations. Refer to Note 16, Assets Held for Sale and Discontinued Operations, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.
Restructuring
We have taken actions to manage our operating expenses and focus our investments on initiatives critical to achieving our broader strategy. As part of our broader efforts to improve cost efficiency and better align our operating structure with our business activities and the current market, since 2022, we implemented several workforce reduction actions and in 2024, we entered into an agreement to fully terminate one of our leases and abandoned another leased facility. Refer to Note 12, Restructuring, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information regarding our workforce reduction actions and leases optimization.
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
Cost of Revenue
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
Operating Expenses
We have taken actions to manage our operating expenses and focus our investments on initiatives critical to achieving our broader strategy. We expect to see our expenses slightly decrease in 2025 as compared to 2024.
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
Restructuring
Restructuring charges relate to our workforce reduction plans and facilities restructuring actions. Charges related to workforce reduction plans are comprised of cash expenditures for compensation and severance payments, employee benefits, payroll taxes and related facilitation costs. Refer to Note 12, Restructuring, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned from our investment portfolio. For the three months ended March 31, 2025, other income (expense), net also includes an adjustment to the carrying value of investment in non-marketable equity securities.

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

Results of Operations
During the first quarter of 2025, we classified the results of our previously reported Title segment as discontinued operations. Refer to Note 15, Segment Information, and Note 16, Assets Held for Sale and Discontinued Operations, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information. Prior period information has been reclassified to conform to the current period presentation.
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Revenue
Software platform	$24,260	$21,736
Professional services	2,510	2,104
Total revenue	26,770	23,840
Cost of revenue(1)
Software platform	5,865	5,175
Professional services	1,947	2,623
Total cost of revenue	7,812	7,798
Gross profit	18,958	16,042
Operating expenses:
Research and development(1)	7,520	14,183
Sales and marketing(1)	7,188	9,755
General and administrative(1)	11,224	12,353
Restructuring	719	972
Total operating expenses	26,651	37,263
Loss from operations	(7,693)	(21,221)
Interest expense	—	(5,099)
Other income (expense), net	1,114	5,653
Loss before income taxes	(6,579)	(20,667)
Income tax (expense) benefit	(30)	(42)
Loss from continuing operations	(6,609)	(20,709)
Net (loss) income from discontinued operations	(2,803)	46
Net loss	$(9,412)	$(20,663)

(1)Includes stock-based compensation as follows:	Three Months Ended March 31,
	2025	2024
	(In thousands)
Cost of revenue	$170	$156
Research and development(2)	1,636	3,352
Sales and marketing	720	978
General and administrative	3,522	3,559
Total stock-based compensation	$6,048	$8,045
____________
(2) Net of $1.2 million of additions to capitalized internal-use software for the three months ended March 31, 2025, and $0.6 million for the three months ended March 31, 2024.

	Three Months Ended March 31,
	2025	2024
	(as a % of revenue)*
Revenue
Software platform	91%	91%
Professional services	9	9
Total revenue	100	100
Cost of revenue
Software platform	22	22
Professional services	7	11
Total cost of revenue	29	33
Gross margin	71	67
Operating expenses:
Research and development	28	59
Sales and marketing	27	41
General and administrative	42	52
Amortization of acquired intangible assets	—	—
Impairment of intangible assets and goodwill	—	—
Restructuring	3	4
Total operating expenses	100	156
Loss from operations	(29)	(89)
Interest expense	—	(21)
Other income (expense), net	4	24
Loss before income taxes	(25)	(86)
Income tax (expense) benefit	—	—
Loss from continuing operations	(25)	(86)
Net (loss) income from discontinued operations, net of tax	(10)	—
Net loss	(35)%	(86)%
____________
*Certain percentages may not foot due to rounding.
Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue and Cost of Revenue

	Three Months Ended March 31,
	2025		2024		$ Change	% Change
	(In thousands)
Revenue:
Mortgage Suite	$14,638		$15,078		$(440)	(3%)
Consumer Banking Suite	9,622		6,658		2,964	45%
Professional Services	2,510		2,104		406	19%
Total revenue	26,770		23,840		2,930	12%
Cost of revenue:	7,812		7,798		14	—%
Gross profit and gross margin:	$18,958	71%	$16,042	67%	$2,916	18%
Total revenue increased $2.9 million, or 12%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
•Mortgage Suite revenue decreased $0.4 million, or 3%, primarily due to slightly lower mortgage banking transaction volumes with our customers.

•Consumer Banking Suite revenue increased $3.0 million, or 45%, primarily due to an increase in home equity and deposit account opening transaction volumes and an increase in attach rates of our digital closing solution.
•Professional Services revenue increased by $0.4 million, or 19%, primarily due to an increase in professional services associated with the support of our platform.
Cost of revenue remained consistent for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Gross profit increased $2.9 million, or 18% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to increased revenue.

Gross margin was 71% for the three months ended March 31, 2025 compared to 67% for the three months ended March 31, 2024. The increase in gross profit was primarily due to expanding Consumer Banking Suite revenue while keeping consistent cost of revenue as the Company continues to focus on operational efficiency.
Operating Expenses

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$7,520	$14,183	$(6,663)	(47%)
Sales and marketing	7,188	9,755	(2,567)	(26%)
General and administrative	11,224	12,353	(1,129)	(9%)
Restructuring	719	972	(253)	(26%)
Total operating expenses	$26,651	$37,263	$(10,612)	(28%)
Research and Development
Research and development expenses decreased $6.7 million, or 47%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily due to a $3.1 million decrease due to the capitalization of internal-use software development costs, as well as a $2.3 million decrease in personnel related expenses and a $1.1 million decrease in stock-based compensation expense attributable to a decrease in headcount, in each case, related to our restructuring actions.
Sales and Marketing
Sales and marketing expenses decreased $2.6 million, or 26%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily due to a $1.8 million decrease in personnel related expenses attributable to a decrease in headcount related to our restructuring actions and a $0.7 million decrease in commissions.
General and Administrative
General and administrative expenses decreased $1.1 million, or 9%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily due to a $1.7 million decrease in personnel related expenses, a $0.4 million decrease in facilities costs and a $0.2 million decrease in insurance expenses, offset by a $0.9 million increase in professional and outside services costs and a $0.1 million increase in travel and entertainment costs.
Restructuring
Restructuring expenses decreased $0.3 million, or 26%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to the 2024 workforce reduction plan being larger than the 2025 workforce reduction plan. The costs related to each workforce reduction plan included cash expenditures for compensation and severance payments, employee benefits, payroll taxes and related facilitation costs.

Interest Expense

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(In thousands)
Interest expense	$—	$(5,099)	$5,099	(100%)
Interest expense decreased $5.1 million, or 100%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to the repayment of all remaining amounts outstanding and payable under the Credit Agreement in an aggregate amount of $146.1 million on April 29, 2024. The borrowings under the Credit Agreement accrued interest at a floating rate which could be, at our option, either (i) an adjusted Term SOFR rate for a specified interest period plus an applicable margin of 7.50% or (ii) a base rate plus an applicable margin of 6.50%. The effective interest rate on our Term Loan was approximately 14.55% as of April 29, 2024, the date of its termination.
Other Income (Expense), net

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(In thousands)
Other income (expense), net	$1,114	$5,653	$(4,539)	(80%)
Other income (expense), net decreased $4.5 million, or 80%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily due to a $4.4 million gain on investment on non-marketable equity securities recognized in the three months ended March 31, 2024 due to an observable price change.
Income Tax Expense

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(In thousands)
Income tax expense	$(30)	$(42)	$12	(29%)
The decrease in income tax expense for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was immaterial.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through proceeds from the issuance of our stock and warrants and cash generated from the sale of our product offerings, as well as debt financing. As of March 31, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $104.8 million. Cash and cash equivalents are comprised of bank deposits and money market funds. Marketable securities are comprised of U.S. treasury and agency securities, commercial paper, and corporate debt securities. Most of our cash and cash equivalents are held in the United States.

We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $1,394.2 million as of March 31, 2025. We may incur operating losses in the future due to the investments that we intend to make in our business and pressures on revenue growth due to the recent macroeconomic environment, and as a result, we may require additional capital resources to grow our business.

Share Repurchase Program
In August 2024, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock, in an aggregate amount up to $25 million. Repurchases may be made at out discretion from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our Class A common stock under this authorization. The share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. During the three months ended March 31, 2025, we repurchased and retired 922,996 shares of our Class A common stock for $3.1 million. As of March 31, 2025, approximately $21.9 million remained authorized and available under our share repurchase program for future share repurchases. Refer to Note 10, Stockholder’s Equity, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.
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

We believe that current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements, however, will depend on continued growth in our customer base, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and features, the continuing market adoption of Blend’s software platform, and the effectiveness of our efforts to improve cost efficiency. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights; additionally, we may repurchase shares of our Class A common stock from time to time under our share repurchase program. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition would be adversely affected. See the section titled “Risk Factors—Risks Related to Our Business and Operations—We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all..”
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net cash provided by (used in) operating activities - continuing operations	$20,085	$(3,027)
Net cash provided by investing activities - continuing operations	3,312	60,621
Net cash used in financing activities - continuing operations	(5,176)	(3,187)
Effect of exchange rates on cash, cash equivalents, and restricted cash	—	(4)
Net increase in cash, cash equivalents, and restricted cash - continuing operations	18,221	54,403
Net increase (decrease) in cash, cash equivalents, and restricted cash - discontinued operations	221	(841)
Net increase in cash, cash equivalents, and restricted cash	$18,442	$53,562

The Company’s liquidity is not expected to be materially impacted from the disposal of the component reported as discontinued operations.
Cash Provided by (Used in) Operating Activities
Our largest source of operating cash is cash collections from our customers, and our primary uses of cash in operations are for employee-related expenditures, sales and marketing expenses, and third-party hosting costs.

Net cash provided by (used in) in operating activities for the three months ended March 31, 2025 and 2024 was $20.1 million and $3.0 million, respectively. The change in cash from operations reflects our net loss adjusted for noncash items, such as charges associated with stock-based compensation, depreciation and amortization, gain on investment in equity securities, amortization of deferred contract costs, amortization of operating lease right-of-use assets, and amortization of debt discount and issuance costs on our long-term debt, and changes in operating assets and liabilities. Fluctuations in operating assets and liabilities are affected primarily by changes in trade and other receivables, prepaid expenses and other current assets, deferred contract costs, accrued compensation, deferred revenue, accounts payable and other liabilities.
Cash Provided by Investing Activities
Net cash provided by investing activities during the three months ended March 31, 2025 was $3.3 million, which was primarily due to maturities of marketable securities of $18.9 million and sales of marketable securities of $0.8 million, offset by $11.9 million used in the purchase of marketable securities and $4.6 million in additions to property and equipment, primarily related to capitalized internal-use software development costs.

Net cash provided by investing activities during the three months ended March 31, 2024 was $60.6 million, which was primarily due to sales of marketable securities of $100.3 million and maturities of marketable securities of $10.6 million, offset by $48.3 million used in the purchase of marketable securities and $2.0 million in additions to property and equipment related to capitalized internal-use software development costs.
Cash Used in Financing Activities
Net cash used in financing activities for the three months ended March 31, 2025 was $5.2 million, primarily consisting of payment of taxes related to net share settlement of equity awards of $3.0 million and $2.6 million related to share repurchases, offset by $0.4 million proceeds from the exercises of stock options.

Net cash used in financing activities for the three months ended March 31, 2024 was $3.2 million, primarily consisting of payment of taxes related to net share settlement of equity awards of $3.8 million, offset by proceeds from the exercises of stock options of $0.6 million.
Contingent Obligations
As of March 31, 2025, we did not have relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Critical Accounting Estimates
Our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of our unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows could be affected.

There have been no material changes to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $56.2 million and marketable securities and other investments of $48.6 million as of March 31, 2025, which consisted of bank deposits, money market funds, U.S. treasury and agency securities and commercial paper. The cash and cash equivalents are held primarily for working capital purposes. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points change in interest rates during any of the periods presented would not have had a material impact on our investments.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act~~”)~~), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective as of March 31, 2025.
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

PART II - OTHER INFORMATION
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
Our financial prospects depend significantly on the financial services industry ecosystem. Significant volatility and instability among banks and financial institutions has had and could in the future have an adverse effect on our business, financial results and results of operations. To the extent our financial services customers or potential customers fail or experience further downturns due to challenges in the general macroeconomic environment, including as a result of increased tariffs, adverse impacts on trade relations, an economic downturn in the U.S. or globally, or adverse conditions in the financial or credit markets, these firms may decrease the amount of money they spend with us, or stop spending with us entirely. In addition, increased competition to financial services firms from challenger banks and technology disruptors as well as decreases in consumer demand in the financial services industry in general could adversely affect the demand for our product and, in turn, the number of customers and their consumers using our platform.

The mortgage market is heavily influenced by government policies and overall economic conditions. The real estate environment, including interest rates and the general economic environment, typically impacts demand for mortgage and mortgage-related products. Increases in interest rates due to efforts by the Federal Reserve to manage rising inflation, combined with ongoing supply constraints, resulted in a decline in mortgage origination activity in 2023 from 2022. As a large portion of our revenue is driven by mortgage and mortgage-related transaction volumes, changes in mortgage origination volumes have had, and are likely to continue to have, material effects on our business. The number of mortgage loans and refinances has been and may continue to be affected by negative trends in the general economy in the United States and abroad, including conditions resulting from changes in gross domestic product, financial and credit market fluctuations, the potential recessionary environment and macroeconomic uncertainty, including as a result of increased tariffs, adverse impacts on trade relations, an economic downturn in the U.S. or globally, increased interest rates, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, increased unemployment, political turmoil, pandemics, natural catastrophes, warfare, such as the current war in Ukraine and the potential effects of sanctions, the current conflict in the Middle East, and terrorist attacks on the United States, Europe, the Middle East region, the Asia Pacific region or elsewhere, and any such decrease in mortgage origination volumes is likely to have an adverse impact on our business.
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
Our results of operations have and are expected to continue to vary based on the impact of changes in our industry or the U.S. economy on us or our customers. Our revenue growth and potential profitability depend on demand for our solutions. Economic uncertainties have and could continue to adversely affect our business and results of operations. Negative conditions in the general economy in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, the potential recessionary environment and macroeconomic uncertainty, including as a result of increased tariffs and other adverse impacts on trade relations, increased interest rates, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, increased unemployment, political turmoil, pandemics, natural catastrophes, warfare, such as the current war in Ukraine and the potential effects of sanctions, the current conflict in the Middle East, and terrorist attacks on the United States, Europe, the Middle East region, the Asia Pacific region or elsewhere, has caused and could further cause a decrease in lending activity and business investments, including spending on technology, and as a result, negatively affect the growth of our business. To the extent our solutions are perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general technology spending. Also, competitors, some of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be adversely affected.
We have a history of net losses, and we may not be able to achieve or maintain profitability in the future.
Historically, we have incurred net losses, and we may not be able to achieve or maintain profitability in the future. As of March 31, 2025, we had an accumulated deficit of $1,394.2 million. We expect to incur significant costs and invest significant additional funds towards sustaining and growing our business and operating as a public company. Further, we have expended and expect to continue to expend substantial financial and other resources on product development, including investments in our product, engineering, and design teams and the development of new products and new functionality for our existing products and our platform; our technology infrastructure, including systems architecture, management tools, scalability, availability, performance, and security, as well as disaster recovery measures; our sales, marketing, and customer success organizations; acquisitions or strategic investments; and general administration, including legal and accounting expenses. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. In addition, there can be no assurance that we will be able achieve our projected cost savings in connection with any of our previously announced workforce reductions. In the past, we have also incurred impairment charges that have adversely impacted our U.S. GAAP financial results. In addition, failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flows on a consistent basis. In light of increasing interest rates and other factors, the volume of transactions enabled through our platform and, as a result, revenue generated from such transactions, may decline faster than our ability to reduce expenses. Additionally, in an inflationary environment, our costs may increase, and we may not be able to increase the pricing of our products accordingly, which could adversely impact our financial performance. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
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

Additionally, we rely on certain of our customers, including Mr. Cooper, for a significant portion of our title transaction volumes. For example, for 2024, our top five customers in the previously reported Title segment accounted for 73.2% of the segment revenue, with Mr. Cooper accounting for 46.8% of the segment revenue. As of December 31, 2024, we had 7 customers in the previously reported Title segment generating more than $1 million in annual revenue, which represented 79.4% of the segment revenue in 2024. As part of our efforts to simplify our business into a software-centric platform, we have announced the intent to exit our Title business. The divestiture is part of our strategic shift to transform into a platform-first company along with the further expansion of our partner ecosystem.
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
•the impact of worldwide economic conditions, including economic slowdowns as a result of the imposition of tariffs or other impacts on trade relations, changes in market interest rates, recessions, housing affordability, and tightening of credit markets, including due to the war in Ukraine and the conflict in the Middle East;
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

In particular, during the first quarter of fiscal 2025, we initiated a formal review of strategic alternatives for the title business, which could include among others, a potential sale, spin-off or other disposition of the business. We currently intend to exit the title business. There is not a set deadline or definitive timetable for the completion of the strategic alternatives review process, and there can be no assurance that this process will result in any transaction or particular outcome. Our inability to complete a strategic transaction on terms that are favorable to us, or in a timely manner, could continue to have an adverse effect on our revenue, level of expenses, and results of operations. Further, whether such a strategic transaction is ultimately consummated or not, its pendency could have a number of negative effects on our current business, including potentially disrupting our regular operations, increasing our near-term costs, diverting the attention of our workforce and management team and increasing undesired workforce turnover. It could also disrupt existing business relationships, make it harder to develop new business relationships, or otherwise negatively impact the way that we operate our business.

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

We have made, and intend to continue to make in the future, substantial investments in our technology, customer service, risk, sales and marketing infrastructure. Our ability to manage our growth and business operations effectively and to integrate new employees, technologies, and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to effectively integrate, develop, and motivate employees, while maintaining the beneficial aspects of our culture. Continued growth could challenge our ability to develop and improve our information technology infrastructure and our operational, financial, and management controls, enhance our reporting systems and procedures, recruit, train, and retain highly skilled personnel and maintain user satisfaction. Additionally, if we do not manage the growth of our business and operations effectively, the quality of our platform and the efficiency of our operations could suffer, which could adversely affect our reputation, business, financial condition, and results of operations. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our unaudited condensed consolidated financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and could cause a decline in the price of our Class A common stock. We will need to continue to improve our operational and financial infrastructure in order to manage our business effectively and accurately report our results of operations.
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
Although macroeconomic factors, including an unfavorable interest rate environment, decreased housing affordability, and uncertain worldwide political and economic conditions, including concerns about a potential recessionary environment, adverse impacts from trade regulation and consumer confidence, has made, and may continue to make, seasonal fluctuations difficult to detect, our business is highly dependent on consumer borrowing patterns that have an impact on our results of operations. We generally experience changes in consumer activity over the course of the calendar year. Historically, demand for mortgages and other loans has increased during the summer months, which boosts overall mortgage origination activity in the second and third quarters of our fiscal year. Seasonality has and will likely continue to cause fluctuations in our financial results on a quarterly basis. While our growth has obscured this seasonality in our overall financial results, we expect our results of operations to continue to be affected by such seasonality in the future. In addition, other seasonal trends may develop and the existing seasonal trends that we experience may become more pronounced and contribute to fluctuations in our results of operations as we continue to scale and our growth slows. As such, we may not accurately forecast our results of operations. However, we base our spending and investment plans on forecasts and estimates, and we may not be able to adjust our spending quickly enough if our revenue is less than expected, causing our results of operations to fail to meet our expectations or the expectations of investors.

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
•harm to employee morale due to workforce reductions or the decision to seek strategic alternatives for our Title business;
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
Historically, we have financed our operations primarily through equity issuances and cash collections from our customers. From time to time, we have engaged in debt financings and we may engage in debt transactions in the future. To support growing our business and to effectively compete, we must have sufficient capital to continue to make significant investments in our platform. We intend to continue to make investments to support the growth of our business and may require additional funds to respond to business challenges, including the need to develop new platform features and services or enhance our existing platform, improve our operating infrastructure, or acquire complementary businesses and technologies. Additionally, we may consider adopting various employee compensation programs from time to time. The adoption of various employee compensation programs could result in us paying a greater percentage of our employees’ compensation in the form of cash. In particular, to the extent the perceived value of our equity awards declines, we may need to pay a greater proportion of compensation in cash. Such employee compensation programs could result in us using a larger amount of our cash reserves for the payment of compensation in future periods. In addition, to the extent we satisfy our tax withholding obligations with respect to equity compensation awards by withholding shares and remitting cash to the relevant tax authorities, we could be required to use significant amounts of cash. Any of these additional uses of cash could cause us to use a greater portion of our cash reserves for compensatory purposes and we may need to raise capital to support our cash position and ensure we have sufficient liquidity for our operations.

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
The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported and disclosed in our unaudited consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our unaudited condensed consolidated financial statements include those related to revenue recognition, stock-based compensation, valuations of acquired intangible assets and redeemable noncontrolling interest, and common stock valuations. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our Class A common stock.

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
Risks Related to Our Title365 Business
Our review of potential strategic alternatives for our Title365 business may not result in an executed or consummated transaction or other strategic alternative, and the process of reviewing strategic alternatives or the outcome could adversely affect our business. There is no guarantee that any transaction resulting from the strategic review will ultimately benefit our shareholders.

In the first quarter of 2025, we announced that we were undertaking review of strategic and operational alternatives that may be available to us with respect to our Title365 business, including potential sale, merger, spin-off, joint-venture and financing transactions, as well as a range of other strategic and operational opportunities for improved value-creation. In the first quarter of fiscal year 2025, we classified our Title365 business as discontinued operations. There is no assurance that the process will result in the approval or completion of any specific transaction or outcome. We are actively working with financial advisors and legal counsel in this strategic review process.

The process of reviewing potential strategic and operational alternatives is time consuming and costly and may divert management's attention. It may also be disruptive to our business operations and long-term planning, which may cause concern to our current or potential investors, customers, employees, strategic partners, vendors and other stakeholders and may have a material impact on our operating results or result in increased volatility in our stock price.

Any potential transaction or other strategic alternative would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, regulatory approvals, and the availability of financing for a potential transaction on favorable terms. There can be no assurance that any potential transaction or other strategic alternative will be successfully implemented, achieve the intended benefits or provide greater value to our stockholders than that reflected in the current price of our common stock. Until the review process is concluded, perceived uncertainties related to our future may result in the loss of potential business opportunities, volatility in the market price of our common stock and difficulty attracting and retaining qualified talent and business partners.
Our exposure to regulation and residential real estate transaction activity may be greater in Texas, California and Florida, where we source a significant proportion of our premiums.
A large portion of our previously reported Title segment revenue historically originated from residential real estate transactions in Texas, California and Florida. As compared to our competitors who operate on a wider geographic scale or whose business is less concentrated in these states, any adverse changes in the regulatory environment affecting title insurance and real estate settlement in Texas, California and Florida, which could include reductions in the maximum rates permitted to be charged, inadequate rate increases, or more fundamental changes in the design or implementation of the Texas, California and Florida title insurance regulatory framework, may expose us to more significant risks and our business, financial condition, and result of operations could be adversely affected.

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

We have registered the term “Blend” in the United States, Canada, the United Kingdom, and the European Union, and as of March 31, 2025, we had pending trademark applications in the United States. We have also registered the term “Title365” in the United States. Additionally, we have registered domain names that we use in, or are related to, our business, most importantly blend.com and title365.com. Competitors have and may continue to adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. As of March 31, 2025, we had one issued patent in the United States. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Further, we may not timely or successfully apply for a patent or register our trademarks or otherwise secure our intellectual property. Our efforts to protect, maintain, or enforce our proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could adversely affect our business, financial condition, and results of operations.
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
Our Class A common stock has one vote per share, our Class B common stock has 40 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of December 31, 2023, Nima Ghamsari, Head of Blend, Co-Founder, and Chair of our board of directors, beneficially owns all of the issued and outstanding shares of our Class B common stock. As of March 31, 2025, the shares beneficially owned by Mr. Ghamsari represented approximately 35% of the total voting power of our outstanding capital stock, which voting power may increase over time as Mr. Ghamsari exercises equity awards and exchanges them for our Class B common stock under the Equity Exchange Agreement. If all such equity awards held by Mr. Ghamsari (including the Co-Founder and Head of Blend Long-Term Performance Award) had been exercised for cash as of March 31, 2025, Mr. Ghamsari would hold approximately 82% of the voting power of our outstanding capital stock. As a result, for the foreseeable future, Mr. Ghamsari will be able to significantly influence matters requiring approval by our stockholders, including the election of members of our board of directors, the adoption of amendments to our Amended and Restated Certificate of Incorporation and amended and restated bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Mr. Ghamsari may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interest. The concentration of control will limit or preclude your ability to influence corporate matters for the foreseeable future and could have the effect of delaying, preventing, or deterring a change in control of our company, could deprive you and other holders of Class A common stock of an opportunity to receive a premium for your Class A common stock as part of a sale of our company and could negatively affect the market price of our Class A common stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

No shares of our Class C common stock, which entitle the holder to zero votes per share (except as otherwise required by law), were issued and outstanding as of March 31, 2025 and we have no current plans to issue shares of Class C common stock. These shares will be available to be used in the future to further strategic initiatives, such as financings or acquisitions, or issue future equity awards to our service providers. Over time the issuance of shares of Class A common stock will result in voting dilution to all of our stockholders and this dilution could eventually result in Mr. Ghamsari and his affiliates holding a lower percentage of our total outstanding voting power. Because the shares of Class C common stock have no voting rights (except as required by law), the issuance of such shares will not result in further voting dilution, which would prolong the significant voting influence of Mr. Ghamsari. Further, the issuance of such shares of Class C common stock to Mr. Ghamsari would also delay the final conversion of all of our outstanding Class B common stock because shares of Class C common stock issued to Mr. Ghamsari would be counted when determining whether the 35% Ownership Threshold has been met. As a result, the issuance of shares of Class C common stock could prolong the duration of Mr. Ghamsari’s significant influence on the election of our directors and outcome of most matters submitted to a vote of our stockholders. In addition, we could issue shares of Class C common stock to Mr. Ghamsari and, in that event, he would be able to sell such shares of Class C common stock and achieve liquidity in his holdings without diminishing his voting control. Sales of significant amounts of stock by Mr. Ghamsari or changes in our capital structure, including as a result of the Final Conversion Date, could result in a change of control or cause volatility in our stock price and uncertainty. Any future issuances of shares of Class C common stock will not be subject to approval by our stockholders except as required by the listing standards of the New York Stock Exchange.
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
ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the share repurchase activity for the three months ended March 31, 2025:

Period	Total Number of Shares Purchased (in thousands)(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
January 1-31	—	—	—	$25.0
February 1-28	—	—	—	$25.0
March 1-31	923	$3.33	923	$21.9
Total	923		923	$21.9
(1) On August 6, 2024, our board of directors authorized the repurchase of up to $25.0 million of our Class A common stock. As of March 31, 2025, 922,996 shares were repurchased under the program. Refer to Note 10, Stockholders Equity, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part II, Item 8 of this Quarterly Report on Form 10-Q, for additional information.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Except as described below, during the three months ended March 31, 2025, none of our officers or directors, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or any “non Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

On January 25, 2025, Oxana Tkach, our Head of Accounting and FP&A, terminated her Rule 10b5-1 trading arrangement previously adopted on May 24, 2024. The terminated trading plan provided for the potential sale of up to an aggregate of 70,000 shares of our Class A common stock. As of the termination date, 50,623 shares of our Class A common stock were sold under the trading arrangement.

On March 12, 2025, Ms. Tkach adopted a Rule 10b5-1 trading arrangement providing for the potential sale from time to time of an aggregate of up to 168,929 shares of our Class A common stock, plus sales of shares of our Class A common stock issued upon the vesting of restricted stock units to be sold pursuant to Ms. Tkach’s trading arrangement to be determined based on market prices of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2025, or earlier if all transactions under the trading arrangement are completed.

On March 14, 2025, Winnie Ling, our Head of Legal and People, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 167,000 shares of our Class A common stock, with the exact number of shares to be sold pursuant to Ms. Ling’s trading arrangement to be determined based on market prices of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c). The duration of the trading arrangement is until December 15, 2025, or earlier if all transactions under the trading arrangement are completed.

On March 14, 2025 Brian Kneafsey, our Head of Revenue, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 500,000 shares of our Class A common stock, with the exact number of shares to be sold pursuant to Mr. Kneafsey’s trading arrangement to be determined based on market prices of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c). The duration of the trading arrangement is until June 16, 2026, or earlier if all transactions under the trading arrangement are completed.

On March 4, 2025, Eric Woersching, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 40,000 shares of our Class A common stock, plus sales of shares of our Class A common stock issued upon the vesting of restricted stock units to be sold pursuant to Mr. Woersching's trading arrangement to be determined based on market prices of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c). The duration of the trading arrangement is until June 30, 2026, or earlier if all transactions under the trading arrangement are completed.
ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 has been formatted in Inline XBRL.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLEND LABS, INC.

Date:	May 8, 2025	By:	/s/ Nima Ghamsari
Nima Ghamsari
Head of Blend and Co-Founder
(Principal Executive Officer)

Date:	May 8, 2025	By:	/s/ Amir Jafari
Amir Jafari
Head of Finance
(Principal Financial Officer)