Form 10-Q
period 2025-06-30
Blend Labs, Inc.
filed 2025-08-07
CIK 1855747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 31, 2025, there were 255,696,747 shares of the registrant's Class A common stock outstanding, 3,627,385 shares of the registrant's Class B common stock outstanding, and no shares of the registrant's Class C common stock outstanding.

1

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•the impact of changes in economic conditions, including tariffs, trade relations or a potential economic downturn in the U.S. or worldwide, on the levels of real estate and mortgage activity, such as mortgage interest rates, credit availability, real estate prices, inflation, and consumer confidence, and our expectations with regard to mortgage activity;
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
4

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blend Labs, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$36,499	$38,011
Marketable securities and other investments	51,801	56,233
Trade and other receivables, net of allowance for credit losses of $99 and $50, respectively	14,962	14,656
Prepaid expenses and other current assets	17,128	16,725
Current assets held for sale from discontinued operations	6,440	9,618
Total current assets	126,830	135,243
Property and equipment, net	21,179	11,672
Operating lease right-of-use assets	1,780	339
Intangible assets, net	73	81
Deferred contract costs	3,399	2,868
Other non-current assets	25,938	21,825
Non-current assets held for sale from discontinued operations	3,873	6,057
Total assets	$183,072	$178,085
Liabilities, redeemable equity and stockholders’ equity
Current liabilities:
Accounts payable	$1,201	$1,620
Deferred revenue	32,746	19,240
Accrued compensation	2,854	3,315
Other current liabilities	10,152	9,740
Current liabilities held for sale from discontinued operations	5,790	5,107
Total current liabilities	52,743	39,022
Other non-current liabilities	1,795	278
Non-current liabilities held for sale from discontinued operations	858	1,103
Total liabilities	55,396	40,403
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest - held for sale from discontinued operations	—	52,375
Series A redeemable convertible preferred stock, par value $0.00001 per share: 200,000 shares authorized as of June 30, 2025 and December 31, 2024, 150 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively (Note 10)	150,241	141,663
Stockholders’ equity:
Class A, Class B and Class C Common Stock, par value $0.00001 per share: 3,000,000 (Class A 1,800,000, Class B 600,000, Class C 600,000) shares authorized as of June 30, 2025 and December 31, 2024; 260,051 (Class A 256,424, Class B 3,627, Class C 0) and 258,173 (Class A 254,426, Class B 3,747, Class C 0) shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	1,377,769	1,328,015
Accumulated other comprehensive loss	514	602
Accumulated deficit	(1,400,850)	(1,384,975)
Total stockholders’ equity	(22,565)	(56,356)
Total liabilities, redeemable equity and stockholders’ equity	$183,072	$178,085
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Software platform	$29,391	$26,475	$53,651	$48,211
Professional services	2,132	2,221	4,642	4,325
Total revenue	31,523	28,696	58,293	52,536
Cost of revenue
Software platform	6,505	5,674	12,369	10,849
Professional services	1,713	2,681	3,660	5,304
Total cost of revenue	8,218	8,355	16,029	16,153
Gross profit	23,305	20,341	42,264	36,383
Operating expenses:
Research and development	7,332	12,916	14,853	27,099
Sales and marketing	6,950	9,004	14,137	18,759
General and administrative	13,619	11,376	24,844	23,729
Restructuring	28	114	747	1,086
Total operating expenses	27,929	33,410	54,581	70,673
Loss from operations	(4,624)	(13,069)	(12,317)	(34,290)
Interest expense	—	(1,648)	—	(6,747)
Other income (expense), net	1,018	(4,452)	2,132	1,201
Loss before income taxes	(3,606)	(19,169)	(10,185)	(39,836)
Income tax expense	(41)	(30)	(71)	(72)
Loss from continuing operations	(3,647)	(19,199)	(10,256)	(39,908)
Net loss from discontinued operations (Note 16)	(2,998)	(222)	(5,801)	(176)
Net loss	(6,645)	(19,421)	(16,057)	(40,084)
Less: Net loss attributable to noncontrolling interest included in discontinued operations	—	14	182	9
Net loss attributable to Blend Labs, Inc.	(6,645)	(19,407)	(15,875)	(40,075)
Less: Accretion of redeemable noncontrolling interest to redemption value from discontinued operations	—	(1,527)	(1,254)	(2,988)
Less: Accretion of Series A redeemable convertible preferred stock to redemption value	(4,376)	(2,661)	(8,578)	(2,661)
Net loss attributable to Blend Labs, Inc. common stockholders	$(11,021)	$(23,595)	$(25,707)	$(45,724)

Net loss per share attributable to Blend Labs, Inc. common stockholders - basic and diluted:
Continuing operations	$(0.03)	$(0.09)	$(0.07)	$(0.17)
Discontinued operations	$(0.01)	$0.00	$(0.03)	$(0.01)
Weighted average shares used in calculating net loss per share:
Basic and diluted	259,211	253,069	259,004	252,000

Comprehensive loss:
Net loss	$(6,645)	$(19,421)	$(16,057)	$(40,084)
Unrealized loss on marketable securities	(44)	(42)	(38)	(146)
Foreign currency translation (loss) gain	(7)	—	(50)	9
Comprehensive loss	(6,696)	(19,463)	(16,145)	(40,221)
Less: Comprehensive loss attributable to noncontrolling interest included in discontinued operations	—	14	182	9
Comprehensive loss attributable to Blend Labs, Inc.	$(6,696)	$(19,449)	$(15,963)	$(40,212)
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Redeemable Noncontrolling Interest, Series A Redeemable Convertible Preferred Stock, and Stockholders’ Equity
(In thousands)
(Unaudited)

	Three and Six Months Ended June 30, 2025
	Redeemable noncontrolling interest - held for sale from discontinued operations	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

		Shares	Amount	Shares	Amount
Balances as of December 31, 2024	$52,375	150	$141,663	258,173	$2	$1,328,015	$602	$(1,384,975)	$(56,356)
Issuance of common stock upon exercise of stock options	—	—	—	256	—	363	—	—	363
Vesting of restricted stock units	—	—	—	2,064	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—	—	(745)	—	(2,971)	—	—	(2,971)
Stock-based compensation	—	—	—	—	—	7,202	—	—	7,202
Unrealized gain on investments in marketable securities	—	—	—	—	—	—	6	—	6
Foreign currency translation loss	—	—	—	—	—	—	(43)	—	(43)
Accretion of redeemable noncontrolling interest to redemption value	1,254	—	—	—	—	(1,254)	—	—	(1,254)
Accretion of Series A redeemable convertible preferred stock to redemption value	—	—	4,202	—	—	(4,202)	—	—	(4,202)
Share repurchases	—	—	—	(923)	—	(3,076)	—	—	(3,076)
Reclassification of noncontrolling interest to equity, net of noncash consideration received	(53,447)	—	—	—	—	52,675	—	—	52,675
Net loss	(182)	—	—	—	—	—	—	(9,230)	(9,230)
Balances as of March 31, 2025	$—	150	$145,865	258,825	$2	$1,376,752	$565	$(1,394,205)	$(16,886)
Issuance of common stock upon exercise of stock options	—	—	—	222	—	430	—	—	430
Vesting of restricted stock units	—	—	—	2,044	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—	—	(695)	—	(2,531)	—	—	(2,531)
Stock-based compensation	—	—	—	—	—	8,536	—	—	8,536
Unrealized loss on investments in marketable securities	—	—	—	—	—	—	(44)	—	(44)
Foreign currency translation loss	—	—	—	—	—	—	(7)	—	(7)
Accretion of Series A redeemable convertible preferred stock to redemption value	—	—	4,376	—	—	(4,376)	—	—	(4,376)
Share repurchases	—	—	—	(345)	—	(1,042)	—	—	(1,042)
Net loss	—	—	—	—	—	—	—	(6,645)	(6,645)
Balances as of June 30, 2025	$—	150	$150,241	260,051	$2	$1,377,769	$514	$(1,400,850)	$(22,565)
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Redeemable Noncontrolling Interest, Series A Redeemable Convertible Preferred Stock and Stockholders’ Equity (Continued)
(In thousands)
(Unaudited)

	Three and Six Months Ended June 30, 2024
	Redeemable noncontrolling interest - held for sale from discontinued operations	Series A Redeemable Convertible Preferred Stock			Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

		Shares		Amount	Shares	Amount
Balances as of December 31, 2023	$46,190	—		$—	249,910	$2	$1,321,944	$441	$(1,341,630)	$(19,243)
Issuance of common stock upon exercise of stock options, net of repurchases	—	—		—	410	—	619	—	—	619
Vesting of early exercised stock options	—	—		—	—	—	184	—	—	184
Vesting of restricted stock units	—	—		—	3,257	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—		—	(1,258)	—	(3,806)	—	—	(3,806)
Stock-based compensation	—	—		—	—	—	8,707	—	—	8,707
Unrealized loss on investments in marketable securities	—	—		—	—	—	—	(104)	—	(104)
Foreign currency translation gain	—	—		—	—	—	—	9	—	9
Accretion of redeemable noncontrolling interest to redemption value	1,461	—		—	—	—	(1,461)	—	—	(1,461)
Net income (loss)	5	—		—	—	—	—	—	(20,668)	(20,668)
Balances as of March 31, 2024	$47,656	—		$—	252,319	$2	$1,326,187	$346	$(1,362,298)	$(35,763)
Issuance of common stock upon exercise of stock options, net of repurchases	—	—		—	62	—	95	—	—	95
Vesting of early exercised stock options	—	—		—	—	—	172	—	—	172
Vesting of restricted stock units	—	—		—	2,887	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—		—	(1,061)	—	(3,213)	—	—	(3,213)
Stock-based compensation	—	—		—	—	—	7,764	—	—	7,764
Unrealized loss on investments in marketable securities	—	—		—	—	—	—	(42)	—	(42)
Foreign currency translation gain	—	—		—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interest to redemption value	1,527	—	—	—	—	—	(1,527)	—	—	(1,527)
Issuance of Series A redeemable convertible preferred stock, net of issuance costs	—	150		130,784	—	—	—	—	—	—
Issuance of the Warrant in connection with the Series A redeemable convertible preferred stock	—	—		—	—	—	9,111	—	—	9,111
Accretion of Series A redeemable convertible preferred stock to redemption value	—	—		2,661	—	—	(2,661)	—	—	(2,661)
Net loss	(14)				—	—	—	—	(19,407)	(19,407)
Balances as of June 30, 2024	$49,169	150		$133,445	254,207	$2	$1,335,928	$304	$(1,381,705)	$(45,471)
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(16,057)	$(40,084)
Less: Net (loss) income from discontinued operations	(5,801)	(176)
Loss from continuing operations	(10,256)	(39,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	13,610	15,342
Depreciation and amortization	1,047	628
Amortization of deferred contract costs	746	519
Amortization of debt discount and issuance costs	—	690
Amortization of operating lease right-of-use assets	199	1,451
Gain on investment in equity securities	—	(4,417)
Loss on extinguishment of debt	—	5,476
Other	(316)	(303)
Changes in operating assets and liabilities:
Trade and other receivables	(364)	3,223
Prepaid expenses and other assets, current and non-current	(1,262)	2,883
Deferred contract costs, non-current	(531)	433
Accounts payable	(419)	(1,503)
Deferred revenue	12,734	11,848
Accrued compensation	(684)	(2,433)
Operating lease liabilities	(1,921)	(1,897)
Other liabilities, current and non-current	2,210	1,657
Net cash provided by (used in) operating activities - continuing operations	14,793	(6,311)
Net cash used in operating activities - discontinued operations	(771)	(4,223)
Net cash provided by (used in) operating activities	14,022	(10,534)
Investing activities
Purchases of marketable securities	(23,749)	(76,529)
Sale of available-for-sale securities	859	100,297
Maturities of marketable securities	27,727	15,600
Investment in non-marketable equity securities	(4,000)	—
Additions to property, equipment and internal-use software development costs	(8,320)	(3,816)
Net cash (used in) provided by investing activities - continuing operations	(7,483)	35,552
Net cash used in investing activities - discontinued operations	(120)	(15)
Net cash provided (used in) by investing activities	(7,603)	35,537
Financing activities
Proceeds from exercises of stock options, including early exercises, net of repurchases	793	714
Taxes paid related to net share settlement of equity awards	(5,502)	(7,019)
Share repurchases	(4,118)	—
Repayment of long-term debt	—	(144,500)
Net proceeds from the issuance of the Series A redeemable convertible preferred stock and the Haveli Warrant	—	149,375
Payment for issuance costs related to the Series A redeemable convertible preferred stock and the Haveli Warrant	—	(9,077)
Net cash used in financing activities - continuing operations	(8,827)	(10,507)
Effect of exchange rates on cash, cash equivalents, and restricted cash	—	(5)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,408)	14,491
Cash, cash equivalents, and restricted cash at beginning of period	49,537	38,253
Cash, cash equivalents, and restricted cash at end of period	47,129	52,744
Less: Cash, cash equivalents and restricted cash included in current assets held for sale from discontinued operations	5,607	5,960
Cash, cash equivalents and restricted cash, end of period, excluding current assets held for sale from discontinued operations	$41,522	$46,784
Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets:
Cash and cash equivalents	$36,499	$41,761
Restricted cash	5,023	5,023
Total cash, cash equivalents, and restricted cash	$41,522	$46,784

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$332	$76
Cash paid for interest	$—	$6,150
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of redeemable noncontrolling interest related to discontinued operations to equity	$52,675	$—
Vesting of early exercised stock options	$—	$356
Operating lease liabilities arising from obtaining new or modified right-of-use assets	$1,640	$654
Stock-based compensation included in capitalized internal-use software development costs	$2,345	$1,130
Accretion of redeemable noncontrolling interest related to discontinued operations to redemption value	$1,254	$2,988
Accretion of Series A redeemable convertible preferred stock to redemption value	$8,578	$2,661
Capitalized internal-use software development costs included in accrued compensation	$201	$—
Issuance costs accrued in connection with the Series A redeemable convertible preferred stock and the Warrant	$—	$403
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
Basis of Presentation and Principles of Consolidation
The unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of Blend Labs, Inc., its subsidiaries in which the Company holds a controlling financial interest, and variable interest entities (“VIE”) in which the Company is the primary beneficiary in accordance with the consolidation accounting guidance.
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
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2024. Except for new policies relating to assets held for sale and discontinued operations, as well as share repurchases, there have been no significant changes to these policies during the six months ended June 30, 2025.
Cash and Cash Equivalents
The Company places its cash with high credit quality and federally insured institutions. Cash with any one institution may be in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes the exposure to credit risk is not significant. The Company considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents. As of June 30, 2025 and December 31, 2024, cash and cash equivalents consisted of cash, money market accounts, and highly liquid investments with original maturities less than 90 days. The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents approximate fair value due to the short-term nature of the investments.
Restricted Cash
The Company has classified cash that is not available for use in its operations as restricted cash. Restricted cash consists primarily of collateral for letters of credit related to security deposits for the Company’s office facility lease arrangements. As of June 30, 2025 and December 31, 2024, the Company had restricted cash of $5.0 million, which was presented within prepaid expenses and other current assets on the consolidated balance sheets.
Trade and Other Receivables and Credit Loss Reserves
The Company reports trade and other receivables net of the allowance for credit losses, in accordance with Accounting Standards Codification (“ASC”) 326, Financial Instruments—Credit Losses. ASC 326 requires an entity to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The Company’s estimate of expected credit losses is determined based on expected lifetime loss rates calculated from historical data and adjusted for the impact of current and future conditions, such as the age of outstanding receivables, historical payment patterns, any known or expected changes to the customers’ ability to fulfill their payment obligations, or assessment of broader economic conditions that may impact the customers’ ability to pay the outstanding balances. As of each of June 30, 2025 and December 31, 2024, the reserve for expected credit losses was immaterial. The provision for expected credit losses and the uncollectible portion of the receivables written off against reserve for expected credit losses were immaterial for the three and six months ended June 30, 2025 and 2024.
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

Consolidated Variable Interest Entity
The Company determines, at the inception of each arrangement, whether an entity in which it has made an investment or in which it has other variable interest is considered a VIE. The Company consolidates a VIE when it is deemed to be the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to direct the activities that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, the Company determines whether any changes in its interest or relationship with the entity impact the determination of whether the entity is still a VIE and, if so, whether the Company is the primary beneficiary. If the Company is not deemed to be the primary beneficiary of a VIE, the Company accounts for the investment or other variable interest in a VIE in accordance with applicable U.S. GAAP.
The Company has variable interest in an entity that provides certain back office support services to the Company using a cost-plus pricing model. As of June 30, 2025, the Company’s condensed consolidated financial statements include a right-of-use asset and a corresponding lease liability, each in the amount of $1.6 million, related to an office lease held by a VIE.

Share repurchases
All repurchased shares under the share repurchase program are retired. The retired shares are equivalent to authorized, unissued shares and are no longer considered to be outstanding or held in treasury. The excess purchase price over par value for share repurchases is recorded to additional paid-in-capital.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Assets Held for Sale and Discontinued Operations
The Company classifies assets and liabilities as held for sale (“disposal group”) when management, having the authority to approve the action, commits to a plan to sell the disposal group, the sale is probable to be completed within one year, and the disposal group is available for immediate sale in its present condition. The Company also considers whether an active program to locate a buyer has been initiated, whether the disposal group is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company measures a disposal group that is classified as held for sale at the lower of its carrying amount or fair value less costs to sell. With the exception of the full write off of the intangible assets in the amount of $2.0 million, as disclosed in Note 16, Assets Held for Sale and Discontinued Operations, there was no loss recognized related to the disposal group for the three and six months ended June 30, 2025. Gains are not recognized until the date of sale. Assets are not depreciated or amortized while they are classified as held for sale. Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group as assets held for sale and liabilities held for sale in its unaudited condensed consolidated balance sheets.

If the disposition of a component, being an operating or reportable segment, business unit, subsidiary or asset group, represents a strategic shift that has or will have a major effect on the Company’s operations and financial results, the operating profits or losses of the component when classified as held for sale, and the gain or loss upon disposition of the component, are presented as discontinued operations in the unaudited condensed consolidated statements of operations. As of June 30, 2025, the operations of the Company’s Title segment met the criteria to be classified as held for sale and presented as discontinued operations. Refer to Note 16, Assets Held for Sale and Discontinued Operations, for additional information.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities, trade accounts receivable, and notes receivable. The Company maintains its cash equivalents primarily in money market funds and highly liquid investments that are issued or guaranteed by the United States government or its agencies. As of June 30, 2025 and December 31, 2024, cash and cash equivalents was $36.5 million and $38.0 million, respectively, and included $2.0 million and $2.2 million, respectively, of cash held in a foreign jurisdiction. Collateral is not required for trade accounts receivable.
The following customers comprised 10% or more of the Company’s revenue for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2025	2024	2025	2024
A	10%	(2%)	9%	1%
C	14%	10%	13%	10%

The following customers comprised 10% or more of the Company’s trade and unbilled receivables:

Customer	June 30, 2025	December 31, 2024
B	13%	8%
D	10%	11%
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
3. Revenue Recognition and Contract Costs
Disaggregation of Revenue
The following table provides information about disaggregated revenue by service offering:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Blend Platform:
Mortgage Suite	$17,961	$18,454	$32,599	$33,532
Consumer Banking Suite	11,430	8,021	21,052	14,679
Total software platform	29,391	26,475	53,651	48,211
Professional services	2,132	2,221	4,642	4,325
Total revenue	$31,523	$28,696	$58,293	$52,536
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

Contract Accounts	Balance Sheet Line Reference	June 30, 2025	December 31, 2024
		(In thousands)
Contract assets—current	Prepaid expenses and other current assets	$1,294	$2,539
Contract liabilities—current	Deferred revenue, current	$(32,746)	$(19,240)
There were no long-term contract assets or deferred revenue as of June 30, 2025 and December 31, 2024.

During the three months ended June 30, 2025 and 2024, the Company recognized $11.3 million and $7.8 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the respective periods. During the six months ended June 30, 2025 and 2024, the Company recognized $11.1 million and $5.7 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the respective periods.

During the three and six months ended June 30, 2025, the Company recognized revenue of approximately $(0.3) million and $0.6 million, respectively, related to performance obligations satisfied in previous periods. During the three and six months ended June 30, 2024, the Company recognized revenue of approximately $1.0 million and $1.1 million, respectively, related to performance obligations satisfied in previous periods. The revenue recognized from performance obligations satisfied in the prior periods primarily related to changes in the transaction price, including changes in the estimate of variable consideration.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Remaining Performance Obligations
As of June 30, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations was $190.4 million. These remaining performance obligations represent commitments in customer contracts for services expected to be provided in the future that have not been recognized as revenue. The expected timing of revenue recognition for these commitments is largely driven by the Company’s ability to deliver in accordance with relevant contract terms and when the Company’s customers utilize services, which could affect the Company’s estimate of when the Company expects to recognize revenue for these remaining performance obligations. The Company expects to recognize approximately half of the remaining performance obligations as revenue over the next 12 months. The Company expects the majority of non-current remaining performance obligations to be recognized over the next 13 to 24 months.
Deferred Contract Costs
As of June 30, 2025 and December 31, 2024, total unamortized deferred contract costs were $5.1 million and $4.2 million, respectively, of which $1.7 million and $1.3 million was recorded within prepaid expenses and other current assets and $3.4 million and $2.9 million was recorded within deferred contract costs, non-current, on the unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.

The amortization of deferred contract costs was $0.4 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively, and $0.7 million and $0.5 million for the six months ended June 30, 2025 and 2024, respectively, and is included in sales and marketing expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

Strategic Partnership and Sale of Insurance Business
On September 30, 2024, the Company entered into a multi-element transaction with Covered Insurance Solutions which included a strategic partnership agreement as well as the sale of the Company’s insurance business. As part of the strategic partnership agreement, the Company granted a five-year term license allowing Covered Insurance Solutions to integrate its insurance solutions into the Company’s platform for an annual fixed fee plus variable charges. The Company has determined the term license is a performance obligation under ASC 606, Revenue from Contracts with Customers. The deferred revenue liability related to the performance obligations recognized under the strategic partnership agreement was $1.0 million as of June 30, 2025.
4. Investments and Fair Value Measurements
The carrying amount, unrealized gain and loss, and fair value of investments by major security type were as follows:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$10,028	$—	$—	$10,028	Level 1
Commercial paper	17,450	—	—	17,450	Level 2
Total cash equivalents	27,478	—	—	27,478
Marketable securities:
U.S. treasury and agency securities	26,065	72	—	26,137	Level 2
Commercial paper	12,103	—	—	12,103	Level 2
Debt securities	13,487	75	(1)	13,561	Level 2
Total marketable securities	51,655	147	(1)	51,801
Restricted cash, current:
Money market funds	5,023	—	—	5,023	Level 1
Total	$84,156	$147	$(1)	$84,302

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

Restricted cash that is not available for use in operations consisted of $5.0 million collateral for standby letters of credit related to the Company’s office lease facilities as of June 30, 2025 and December 31, 2024.

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

The following table summarizes the stated maturities of the Company’s marketable securities and other investments:

	June 30, 2025		December 31, 2024
	(In thousands)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$42,149	$42,255	$35,422	$35,477
Due after one year through two years	9,506	9,546	20,625	20,756
Total marketable securities and other investments	$51,655	$51,801	$56,047	$56,233
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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company does not have an intent to sell any of these securities prior to maturity and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date. Accordingly, the Company believes that generally the unrealized losses are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no impairment charges or allowance for credit losses have been recognized in the Company’s unaudited condensed consolidated statements of operations for the six months ended June 30, 2025 and 2024. As of June 30, 2025, the Company had 3 securities, with a fair value of $4.0 million, in an unrealized loss position; the unrealized loss was not material. As of December 31, 2024, the Company had no securities in an unrealized loss position. As of June 30, 2025 and December 31, 2024, the Company had no securities in a continuous unrealized loss position for twelve months or greater. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

The Company recognized interest income from its investment portfolio of $1.0 million and $1.5 million for the three months ended June 30, 2025 and 2024, respectively, and $2.1 million and $2.7 million for the six months ended June 30, 2025 and 2024, respectively. Accrued interest receivable related to marketable securities is $0.5 million and $0.4 million, as of June 30, 2025 and December 31, 2024, respectively, and is presented within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. The Company does not measure an allowance for credit losses on accrued interest receivable and recognizes interest receivable write offs as a reversal of interest income. No accrued interest was written off during the three and six months ended June 30, 2025 and 2024.
5. Significant Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
Contract assets	$1,294	$2,539
Deferred contract costs	1,675	1,277
Prepaid software	3,175	2,831
Prepaid insurance	389	1,291
Prepaid other	2,683	2,229
Restricted cash	5,023	5,023
Other current assets	2,889	1,535
Total prepaid expenses and other current assets	$17,128	$16,725
Property and Equipment, Net
Property and equipment, net, consisted of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
Computer and software	$1,125	$783
Capitalized internal-use software	22,236	12,041
Total property and equipment, gross	23,361	12,824
Accumulated depreciation and amortization	(2,182)	(1,152)
Total property and equipment, net	$21,179	$11,672
Depreciation expense was not material for the three and six months ended June 30, 2025. Depreciation expense was $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2024.

Amortization of capitalized internal use software development costs was $0.6 million and $1.0 million for the three and six months ended June 30, 2025, respectively. Amortization of capitalized internal use software development costs was not material for the three and six months ended June 30, 2024.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other Non-Current Assets
Other non-current assets consisted of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
Notes receivable	$10,500	$10,500
Investments in non-marketable equity securities	13,801	9,801
Other non-current assets	1,637	1,524
Total non-current assets	$25,938	$21,825

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

At each reporting date, the Company evaluates the collectability of the notes receivable in accordance with ASC 326, Financial Instruments—Credit Losses. As of June 30, 2025, the Company determined that no credit loss existed for the convertible promissory notes, and no provision for expected credit losses was recognized.
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

As of June 30, 2025 and December 31, 2024, the carrying value of this investment was $9.8 million, inclusive of a cumulative upward adjustment of $7.3 million, of which $4.4 million was recognized in 2024 to reflect observable price changes.

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

The gain resulting from the adjustment to the carrying value of the non-marketable security is presented within other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive income (loss). There were no impairments for the three and six months ended June 30, 2025 and 2024.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the second quarter of 2025, the Company made a cash investment in exchange for Series A Preferred Units in a privately-held company. The investment in the equity securities without readily determinable fair value is measured at cost, less impairment, if any, plus or minus observable price changes in orderly transactions of an identical or similar instrument of the same issuer. As of June 30, 2025, the carrying value of this investment was $4.0 million. No observable price changes have been identified for this investment to date.
Cloud Computing Arrangements
The Company capitalizes certain implementation costs incurred during the application development stage under cloud computing arrangements that are service contracts. The carrying value of the capitalized costs was $0.3 million as of June 30, 2025, of which $0.2 million is presented within prepaid expenses and other current assets, and $0.1 million is presented within other non-current assets on the unaudited condensed consolidated balance sheets. The carrying value of the capitalized costs was $0.2 million as of December 31, 2024, of which $0.1 million is presented within prepaid expenses and other current assets, and $0.1 million is presented within other non-current assets on the unaudited condensed consolidated balance sheets. Amortization of capitalized implementation costs is recognized on a straight-line basis over the term of the associated hosting arrangement when it is ready for its intended use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.
Other Current Liabilities
Other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
Accrued expenses	$3,483	$2,116
Accrued professional fees	2,189	1,392
Accrued connectivity fees	3,403	3,489
Restructuring	11	75
Accrued litigation contingencies	108	8
Operating lease liabilities, current portion	958	2,660
Total other current liabilities	$10,152	$9,740
Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
Payroll tax liabilities	332	261
Operating lease liabilities, non-current	1,421	—
Other liabilities	42	17
Total other non-current liabilities	$1,795	$278
6. Leases
The Company leases its facilities under non-cancelable operating leases with various expiration dates. Leases may contain escalating payments.

The Company’s total operating lease costs were $0.6 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively. The Company’s total operating lease costs were $1.2 million and $2.8 million for the six months ended June 30, 2025 and 2024, respectively.

The Company’s total operating lease costs included variable costs in the amount of $0.4 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively, and $0.9 million and $1.0 million for the six months ended June 30, 2025 and 2024, respectively. Variable lease costs are primarily comprised of maintenance costs and are determined based on the

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

actual costs incurred during the period. Variable lease payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.

As of June 30, 2025 and December 31, 2024, the weighted average remaining operating lease term was 3 years and 0.8 years, respectively. The weighted average discount rate used to estimate operating lease liabilities for leases that existed as of June 30, 2025 and December 31, 2024 was 9.4% and 6.8%, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $1.1 million for both the three months ended June 30, 2025 and 2024. Cash paid for amounts included in the measurement of operating lease liabilities was $2.1 million and $2.2 million for the six months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025, maturities of operating lease liabilities were as follows:

(In thousands)
2025	$920
2026	417
2027	438
2028	459
2029	481
Thereafter	149
Total lease payments	2,864
Less: imputed interest	(485)
Total operating lease liabilities	$2,379
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

The Company enters into indemnification provisions under (i) its agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers, and landlords and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2025 or December 31, 2024.

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
8. Debt
As of June 30, 2025 and December 31, 2024, the Company had no outstanding debt.
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

As of June 30, 2025, the Series A Preferred Stock has a maximum redemption value of $300.0 million. The carrying value of the Series A Preferred Stock is accreted to its maximum redemption value over the seven year term, using the effective interest method. The increases in the redemption amount are recorded with corresponding adjustments against additional paid-in capital, in the absence of retained earnings. For each reporting period, the entire periodic change in the redemption amount is reflected in the computation of net loss per share under the two-class method as being akin to a dividend, by reducing the income (or increasing the loss) attributable to common stockholders.

In connection with the issuance of the Series A Preferred Stock, the Company issued the Haveli Warrant to Haveli to purchase up to 11,111,112 shares of Class A common stock, at a purchase price of $4.50 per share. The number of shares and exercise price are subject to anti-dilution adjustments for splits, dividends, capital reorganizations, reclassifications and similar transactions. The Haveli Warrant is exercisable for a period of 24 months from issuance, subject to the expiration or early termination of the applicable waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended. The Haveli Warrant has not been exercised as of June 30, 2025. The net proceeds were allocated to the Series A Preferred Stock and the Haveli Warrant based on their relative fair values as of the issuance date, in the amount of $130.8 million and $9.1 million, respectively. The proceeds allocated to Haveli Warrant were accounted for as paid-in capital.

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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Refer to Note 11, Stockholder’s Equity, of the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2024 for further information regarding the various rights of the Company’s common stock.
Preferred Stock
Subject to the protective provisions afforded to the holders of the Series A Preferred Stock, the Company’s board of directors has the authority to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences, and rights of the shares of each series and any of its qualifications, limitations, or restrictions, in each case without further vote or action by the Company’s stockholders. As of June 30, 2025, the Company had 200,000,000 shares authorized and 150,000 shares of preferred stock issued and outstanding.
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

During the three and six months ended June 30, 2025, the Company repurchased and retired 344,666 and 1,267,662 shares of the Company’s Class A common stock for $1.0 million and $4.1 million, respectively. As of June 30, 2025, the Company had $20.9 million available to repurchase shares of Class A common stock under its share repurchase program.
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
A summary of the stock option activity is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(In thousands)		(In years)	(In thousands)
Balance as of December 31, 2024	17,300	$4.20	4.69	$31,282
Exercised	(478)	$1.66		$926
Canceled and forfeited	(508)	$10.18
Balance as of June 30, 2025	16,314	$4.09	4.43	$18,724

Vested and exercisable as of June 30, 2025	15,223	$4.21	4.43	$17,650

No options were granted during the three and six months ended June 30, 2025 and 2024.

The number of options unvested as of June 30, 2025 and December 31, 2024 was 1,090 and 1,552, respectively. The weighted average grant-date fair value of these unvested options was $1.20 and $1.58 per share as of June 30, 2025 and December 31, 2024, respectively.

The total fair value of options vested during the three months ended June 30, 2025 and 2024 was $0.4 million and $1.2 million, respectively. The total fair value of options vested during the six months ended June 30, 2025 and 2024 was $1.1 million and $2.6 million, respectively.

The aggregate intrinsic value of options exercised during the three months ended June 30, 2025 and 2024 was $0.3 million and $0.1 million, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2025 and 2024 was $0.9 million and $0.6 million, respectively.

As of June 30, 2025, the total unrecognized stock-based compensation expense for stock options was approximately $1.2 million, which is expected to be recognized over a weighted average period of 1.5 years.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted average grant date fair value per share
	(In thousands)
Balance as of December 31, 2024	13,770	$1.75
Granted	4,774	$3.61
Vested	(4,108)	$2.01
Forfeited	(2,980)	$2.22
Balance as of June 30, 2025	11,456	$2.31
As of June 30, 2025, there was $24.3 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.1 years. RSUs granted under the 2021 Plan generally vest quarterly over a period of two to four years from the grant date.

The total fair value of RSUs vested during the three months ended June 30, 2025 and 2024 was $4.6 million and $4.8 million, respectively. The total fair value of RSUs vested during the six months ended June 30, 2025 and 2024 was $8.3 million and $9.7 million, respectively.
Performance Stock Units
A summary of the Company’s PSU activity and related information is as follows:

	Number of PSUs	Weighted average grant date fair value per share
	(In thousands)
Balance as of December 31, 2024	3,525	$0.67
Granted	7,910	$1.61
Vested	—	$—
Forfeited	(3,000)	$0.55
Balance as of June 30, 2025	8,435	$1.99
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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The total stock-based compensation expense recognized for PSUs for the three months ended June 30, 2025 and 2024 was $3.1 million and $0.5 million, respectively. The total stock-based compensation expense recognized for PSUs for the six months ended June 30, 2025 and 2024 was $4.1 million and $1.1 million, respectively.

The total unrecognized compensation expense related to all PSUs was $12.4 million as of June 30, 2025, which will be recognized over an estimated weighted average remaining period of 1.4 years.
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

In three months ended March, 31 2025, the second tranche of the Co-Founder and Head of Blend stock option award expired, resulting in a forfeiture of 5,862,866 shares.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The total stock-based compensation expense recognized for this award for the three months ended June 30, 2025 and 2024 was $0.9 million and $1.5 million respectively. The total stock-based compensation expense recognized for this award for the six months ended June 30, 2025 and 2024 was $2.3 million and $2.9 million respectively.

The total unrecognized compensation expense related to the award was $5.9 million as of June 30, 2025, which will be recognized over an estimated weighted average remaining period of 3 years.
Stock-Based Compensation Expense
The Company’s stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Cost of revenue	$116	$106	$286	$262
Research and development(1)	1,252	2,567	2,888	5,919
Sales and marketing	618	875	1,338	1,853
General and administrative	5,576	3,664	9,098	7,223
Total	$7,562	$7,212	$13,610	$15,257
____________
(1) Net of $1.1 million and $2.3 million of additions to capitalized internal-use software for the three and six months ended June 30, 2025, and $0.5 million and $1.1 million for the three and six months ended June 30, 2024.
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

In 2025, the Company established a new workforce reduction initiative (the “2025 Plan”), and through June 30, 2025, eliminated approximately 20 positions, or 5% of the Company’s then-current workforce. The execution of the 2025 Plan is expected to be substantially completed in the fourth quarter of 2025.
The restructuring charges attributable to the workforce reduction plans were not material for the three months ended June 30, 2025 and 2024, and $0.7 million and $1.1 million for the six months ended June 30, 2025 and 2024, respectively. The restructuring charges for workforce reduction plans consisted primarily of cash expenditures for compensation, severance, and transition payments, employee benefits, payroll taxes and related facilitation costs. The component classified as discontinued operations incurred an additional $0.5 million and $1.2 million in charges related to the 2025 plan for the three and six months ended June 30, 2025, respectively. Refer to Note 16, Assets Held for Sale and Discontinued Operations.
The reconciliation of the restructuring liability balances is as follows:

(In thousands)
Restructuring liability as of December 31, 2023	$31
January 2024 Plan charge	1,086
September 2024 Plan charge	1,442
Settlements	(2,484)
Restructuring liability as of December 31, 2024	$75
2025 Plan charge	747
Settlements	(811)
Restructuring liability as of June 30, 2025	$11

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. Income Taxes
The provision for income taxes was not material for the three and six months ended June 30, 2025 and 2024. The effective tax rate for the three months ended June 30, 2025 and 2024 was (1.1)% and (0.2)%, respectively, and for the six months ended June 30, 2025 and 2024 was (0.7)% and (0.2)% respectively. The effective tax rates differ from the federal statutory rate primarily due to a valuation allowance on the Company’s deferred tax assets.

The Company reassessed the ability to realize deferred tax assets by considering the available positive and negative evidence. As of June 30, 2025, the Company concluded that its net deferred tax assets are not more-likely-than-not to be realized and maintained a full valuation allowance against such net deferred tax assets.

As of June 30, 2025, the Company files tax returns in the U.S. federal and various state jurisdictions. Due to the Company’s U.S. net operating loss carryforwards, its income tax returns generally remain subject to examination by federal and most state tax authorities. Beginning in 2022, the Company’s subsidiary in India files income tax returns in India which are subject to examination by local tax authorities. This subsidiary is currently under examination by the tax authorities for the fiscal years ended March 31, 2023 and 2022.
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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,
	2025		2024
	Class A Common	Class B Common	Class A Common	Class B Common
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(3,595)	$(52)	$(18,597)	$(602)
Less: Accretion of Series A Preferred Stock to redemption value	(4,313)	(63)	(2,577)	(83)
Net loss attributable to Blend Labs, Inc common stockholders from continuing operations	(7,908)	(115)	(21,174)	(685)

Net (loss) income from discontinued operations	(2,955)	(43)	(216)	(7)
Less: Accretion of RNCI to redemption value from discontinued operations	—	—	(1,479)	(48)
Less: Net loss (income) attributable to noncontrolling interest included in discontinued operations	—	—	14	—
Net loss attributable to Blend Labs, Inc common stockholders from discontinued operations	(2,955)	(43)	(1,681)	(55)

Net loss attributable to Blend Labs, Inc common stockholders	$(10,863)	$(158)	$(22,855)	$(740)

Denominator:
Weighted average common stock outstanding, basic and diluted	255,484	3,727	245,135	7,934
Net loss per share from continuing operations
Basic and diluted	$(0.03)	$(0.03)	$(0.09)	$(0.09)
Net loss per share from discontinued operations
Basic and diluted	$(0.01)	$(0.01)	$0.00	$0.00
Net loss per share attributable to Blend Labs, Inc.:
Basic and diluted	$(0.04)	$(0.04)	$(0.09)	$(0.09)

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30,
	2025		2024
	Class A Common	Class B Common	Class A Common	Class B Common
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(10,109)	$(147)	$(38,522)	$(1,386)
Less: Accretion of Series A Preferred Stock to redemption value	(8,455)	(123)	(2,569)	(92)
Net loss attributable to Blend Labs, Inc common stockholders from continuing operations	(18,564)	(270)	(41,091)	(1,478)

Net (loss) income from discontinued operations	(5,718)	(83)	(170)	(6)
Less: Accretion of RNCI to redemption value from discontinued operations	(1,236)	(18)	(2,884)	(104)
Less: Net loss (income) attributable to noncontrolling interest included in discontinued operations	179	3	9	—
Net loss attributable to Blend Labs, Inc common stockholders from discontinued operations	(6,775)	(98)	(3,045)	(110)

Net loss attributable to Blend Labs, Inc common stockholders	$(25,339)	$(368)	$(44,136)	$(1,588)

Denominator:
Weighted average common stock outstanding, basic and diluted	255,287	3,717	243,246	8,754
Net loss per share from continuing operations
Basic and diluted	$(0.07)	$(0.07)	$(0.17)	$(0.17)
Net loss per share from discontinued operations
Basic and diluted	$(0.03)	$(0.03)	$(0.01)	$(0.01)
Net loss per share attributable to Blend Labs, Inc.:
Basic and diluted	$(0.10)	$(0.10)	$(0.18)	$(0.18)
The following potential shares of common stock were excluded from the computation of diluted net earnings per share attributable to the Company for the periods presented because including them would have been antidilutive as the Company has reported net loss for each of the periods presented:

	As of June 30,
	2025	2024
	(In thousands)
Outstanding stock options	16,314	18,208
Early exercised options subject to repurchase	—	2
Non-plan Co-Founder and Head of Blend options	20,194	26,057
Unvested restricted stock units	11,456	18,270
Unvested performance stock awards(1)	8,435	5,500
Series G Warrant	598	598
Haveli Warrant	11,111	11,111
Series A redeemable convertible preferred stock	46,154	46,154
Total anti-dilutive securities	114,262	125,900
____________
(1) Performance conditions were not satisfied for the unvested performance stock awards as of June 30, 2025.

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

The Company does not evaluate performance or allocate resources based on segment assets, and therefore, such information is not presented.

The Company’s reported measure of segment profit or loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Loss from continuing operations	$(3,647)	$(19,199)	$(10,256)	$(39,908)
16. Assets Held for Sale and Discontinued Operations
In the first quarter of 2025 the Company has initiated a process to exit the title business, and on June 9, 2025, the Company entered into a definitive agreement to sell its title insurance business to a third party. The transaction is subject to certain required third-party consents and regulatory approvals and is expected to close later in the fiscal year. The divestiture is part of the Company’s strategic shift to transform into a platform-first company along with the further expansion of partner ecosystem.

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

Upon the execution of the definitive agreement, in the three months ended June 30, 2025, the Company recorded an impairment charge in the amount of $2.0 million related to the full write off of indefinite-lived intangible assets held within discontinued operations as the value was deemed to be not recoverable. With the exception of this impairment charge, there was no loss recognized related to the disposal group for the three and six months ended June 30, 2025.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table is a summary of the assets and liabilities held for sale from discontinued operations:

	June 30, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents	$3,335	$4,232
Trade and other receivables, net of allowance for credit losses	2,475	2,782
Prepaid expenses and other current assets	630	2,604
Current assets held for sale from discontinued operations	$6,440	$9,618

Property and equipment, net	$578	$649
Operating lease right-of-use assets	1,019	1,130
Intangible assets, net	—	2,000
Other non-current assets(1)	2,276	2,278
Non-current assets held for sale from discontinued operations	$3,873	$6,057

Accounts payable	$419	$797
Accrued compensation	477	661
Other current liabilities	4,894	3,649
Current liabilities held for sale from discontinued operations	$5,790	$5,107

Operating lease liabilities, non-current	$690	$801
Other non-current liabilities	168	302
Non-current liabilities held for sale from discontinued operations	$858	$1,103
____________
(1) Other non-current assets includes $2.3 million of restricted cash related to collateral for surety bonds.
Operating results from the disposal group for the three and six months ended June 30, 2025 and 2024 are reported as Net (loss) income from discontinued operations, on the unaudited condensed consolidated statements of operations and comprehensive income (loss), as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
			(in thousands)
Revenue	$9,249	$11,784	$17,963	$22,891
Cost of revenue	8,171	10,447	17,072	19,455
Operating expenses:
Sales and marketing	329	366	666	826
General and administrative	1,414	1,148	3,098	2,730
Impairment of intangible asset	2,000	—	2,000
Restructuring	483	93	1,155	104
(Loss) income from operations	(3,148)	(270)	(6,028)	(224)
Other income (expense), net	150	41	227	41
Net (loss) income before income taxes	(2,998)	(229)	(5,801)	(183)
Income tax (expense) benefit	—	7	—	7
Net (loss) income from discontinued operations	$(2,998)	$(222)	$(5,801)	$(176)

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

17. Subsequent Events

One Big Beautiful Bill

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense.

As the law was enacted after our June 30, 2025 balance sheet date, its effects are not reflected in the accompanying condensed consolidated financial statements. The Company is currently evaluating the impact on future periods.

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

In the second quarter of 2025, we saw an increase in mortgage transactions on our software platform compared to the first quarter of 2025, which can primarily be attributed to seasonal trends. We expect that the aggregate industry mortgage originations in the third quarter of 2025 will be largely in line with the second quarter of 2025 volumes based on application volume observed to date through our customer base and our analysis of the latest relevant macroeconomic data.

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

Strategic Initiatives
As part of our efforts to simplify our business, in the first quarter of 2025, we made a decision to exit our title operations, and on June 9, 2025, we entered into a definitive agreement to sell our title insurance business to a third party. The transaction is subject to certain required third-party consents and regulatory approvals, and is expected to close later in the fiscal year.

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
Results of Operations
Starting with the first quarter of 2025, we classified the results of our previously reported Title segment as discontinued operations. Refer to Note 15, Segment Information, and Note 16, Assets Held for Sale and Discontinued Operations, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information. Prior period information has been reclassified to conform to the current period presentation.
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Revenue
Software platform	$29,391	$26,475	$53,651	$48,211
Professional services	2,132	2,221	4,642	4,325
Total revenue	31,523	28,696	58,293	52,536
Cost of revenue(1)
Software platform	6,505	5,674	12,369	10,849
Professional services	1,713	2,681	3,660	5,304
Total cost of revenue	8,218	8,355	16,029	16,153
Gross profit	23,305	20,341	42,264	36,383
Operating expenses:
Research and development(1)	7,332	12,916	14,853	27,099
Sales and marketing(1)	6,950	9,004	14,137	18,759
General and administrative(1)	13,619	11,376	24,844	23,729
Restructuring	28	114	747	1,086
Total operating expenses	27,929	33,410	54,581	70,673
Loss from operations	(4,624)	(13,069)	(12,317)	(34,290)
Interest expense	—	(1,648)	—	(6,747)
Other income (expense), net	1,018	(4,452)	2,132	1,201
Loss before income taxes	(3,606)	(19,169)	(10,185)	(39,836)
Income tax expense	(41)	(30)	(71)	(72)
Loss from continuing operations	(3,647)	(19,199)	(10,256)	(39,908)
Net loss from discontinued operations	(2,998)	(222)	(5,801)	(176)
Net loss	$(6,645)	$(19,421)	$(16,057)	$(40,084)

(1)Includes stock-based compensation as follows:	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Cost of revenue	$116	$106	$286	$262
Research and development(2)	1,252	2,567	2,888	5,919
Sales and marketing	618	875	1,338	1,853
General and administrative	5,576	3,664	9,098	7,223
Total stock-based compensation	$7,562	$7,212	$13,610	$15,257
____________
(2) Net of $1.1 million and $2.3 million of additions to capitalized internal-use software for the three and six months ended June 30, 2025, and $0.5 million and $1.1 million for the three and six months ended June 30, 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(as a % of revenue)*
Revenue
Software platform	93%	92%	92%	92%
Professional services	7	8	8	8
Total revenue	100	100	100	100
Cost of revenue
Software platform	21	20	21	21
Professional services	5	9	6	10
Total cost of revenue	26	29	27	31
Gross margin	74	71	73	69
Operating expenses:
Research and development	23	45	25	52
Sales and marketing	22	31	24	36
General and administrative	43	40	43	45
Restructuring	—	—	1	2
Total operating expenses	88	116	94	135
Loss from operations	(15)	(46)	(21)	(65)
Interest expense	—	(6)	—	(13)
Other income (expense), net	3	(16)	4	2
Loss before income taxes	(11)	(67)	(17)	(76)
Income tax (expense) benefit	—	—	—	—
Loss from continuing operations	(12)	(67)	(18)	(76)
Net (loss) income from discontinued operations, net of tax	(10)	(1)	(10)	—
Net loss	(21)%	(68)%	(28)%	(76)%
____________
*Certain percentages may not foot due to rounding.

Comparison of the Three Months Ended June 30, 2025 and 2024
Revenue and Cost of Revenue

	Three Months Ended June 30,
	2025		2024		$ Change	% Change
	(In thousands)
Revenue:
Mortgage Suite	$17,961		$18,454		$(493)	(3%)
Consumer Banking Suite	11,430		8,021		3,409	43%
Professional Services	2,132		2,221		(89)	(4%)
Total revenue	31,523		28,696		2,827	10%
Cost of revenue:	8,218		8,355		(137)	(2%)
Gross profit and gross margin:	$23,305	74%	$20,341	71%	$2,964	15%
Total revenue increased by $2.8 million, or 10%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
•Mortgage Suite revenue decreased by $0.5 million, or 3%, primarily due to a decrease in homeowner’s insurance revenue related to the Strategic Partnership and Sale of Insurance Business (Refer to Note 3, Revenue Recognition and Contract Costs) and verification of income revenue in connection with transition to the partnership model, offset by overall mortgage market growth.
•Consumer Banking Suite revenue increased by $3.4 million, or 43%, primarily due to an increase in home equity and deposit account opening transaction volumes and an increase in attach rates of our digital closing solution.
•Professional Services revenue decreased by $0.1 million, or 4%, primarily due to a decrease in consulting services, partially offset by an increase in professional services associated with the support of our platform.
Cost of revenue decreased by $0.1 million, or 2%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to a decrease in personnel related expenses attributable to a decrease in headcount related to our restructuring actions.

Gross profit increased by $3.0 million, or 15% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 due to increased revenue. Gross margin was 74% for the three months ended June 30, 2025 compared to 71% for the three months ended June 30, 2024. The increase in gross profit was primarily due to expanding Consumer Banking Suite revenue while keeping consistent cost of revenue as the Company continues to focus on operational efficiency.

Operating Expenses

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$7,332	$12,916	$(5,584)	(43%)
Sales and marketing	6,950	9,004	(2,054)	(23%)
General and administrative	13,619	11,376	2,243	20%
Restructuring	28	114	(86)	(75%)
Total operating expenses	$27,929	$33,410	$(5,481)	(16%)
Research and Development
Research and development expenses decreased by $5.6 million, or 43%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily due to a $2.3 million increase in the capitalization of internal-use software development costs, as well as a $2.1 million decrease in personnel related expenses and a $0.7 million decrease in stock-based compensation expense attributable to a decrease in headcount, in each case, related to our restructuring actions.
Sales and Marketing
Sales and marketing expenses decreased by $2.1 million, or 23%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily due to a $1.4 million decrease in personnel related expenses attributable to a decrease in headcount related to our restructuring actions and a $0.6 million decrease in commissions.
General and Administrative
General and administrative expenses increased by $2.2 million, or 20%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily due to a $1.9 million increase in stock-based compensation expense attributable to executive PSUs as well as a $0.3 million increase in professional and outside services costs.
Restructuring
Restructuring expenses decreased by $0.1 million, or 75%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 due to the 2024 workforce reduction plan being larger than the 2025 workforce reduction plan. The costs related to each workforce reduction plan included cash expenditures for compensation and severance payments, employee benefits, payroll taxes and related facilitation costs.
Interest Expense

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(In thousands)
Interest expense	$—	$(1,648)	$1,648	(100%)

Interest expense decreased by $1.6 million, or 100%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to the repayment of all remaining amounts outstanding and payable under the Credit Agreement in an aggregate amount of $146.1 million on April 29, 2024. The borrowings under the Credit Agreement accrued interest at a floating rate which could be, at our option, either (i) an adjusted Term SOFR rate for a specified interest period plus an applicable margin of 7.50% or (ii) a base rate plus an applicable margin of 6.50%. The effective interest rate on our Term Loan was approximately 14.55% as of April 29, 2024, the date of its termination.

Other Income (Expense), net

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(In thousands)
Other income (expense), net	$1,018	$(4,452)	$5,470	123%
Other income (expense), net increased by $5.5 million, or 123%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily due to a $5.5 million loss on extinguishment of debt recognized in the three months ended June 30, 2024.
Income Tax Expense

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(In thousands)
Income tax expense	$(41)	$(30)	$(11)	37%
The increase in income tax expense for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was immaterial.
Comparison of the Six Months Ended June 30, 2025 and 2024
Revenue and Cost of Revenue

	Six Months Ended June 30,
	2025		2024		$ Change	% Change
	(In thousands)
Revenue:
Mortgage Suite	$32,599		$33,532		$(933)	(3%)
Consumer Banking Suite	21,052		14,679		6,373	43%
Professional Services	4,642		4,325		317	7%
Total revenue	58,293		52,536		5,757	11%
Cost of revenue:	16,029		16,153		(124)	(1%)
Gross profit and gross margin:	$42,264	73%	$36,383	69%	$5,881	16%
Total revenue increased by $5.8 million, or 11%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
•Mortgage Suite revenue decreased by $0.9 million, or 3%, primarily due to a decrease in homeowner’s insurance revenue related to the Strategic Partnership and Sale of Insurance Business (Refer to Note 3, Revenue Recognition and Contract Costs) and verification of income revenue in connection with transition to the partnership model, offset by overall mortgage market growth.
•Consumer Banking Suite revenue increased by $6.4 million, or 43%, primarily due to an increase in home equity and deposit account opening transaction volumes and an increase in attach rates of our digital closing solution.
•Professional Services revenue increased by $0.3 million, or 7%, primarily due to an increase in professional services associated with the support of our platform.
Cost of revenue decreased by $0.1 million, or 1%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily driven by a decrease in personnel related expenses attributable to a decrease in headcount related to our restructuring actions.

Gross profit increased by $5.9 million, or 16%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to increased revenue. Gross margin was 73% for the six months ended June 30, 2025 compared to 69% for the six months ended June 30, 2024. The increase in gross profit was primarily due to expanding Consumer Banking Suite revenue while keeping consistent cost of revenue as the Company continues to focus on operational efficiency.
Operating Expenses

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$14,853	$27,099	$(12,246)	(45%)
Sales and marketing	14,137	18,759	(4,622)	(25%)
General and administrative	24,844	23,729	1,115	5%
Restructuring	747	1,086	(339)	(31%)
Total operating expenses	$54,581	$70,673	$(16,092)	(23%)
Research and Development
Research and development expenses decreased by $12.2 million, or 45%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily due to a $5.4 million increase in the capitalization of internal-use software development costs, as well as a $4.4 million decrease in personnel related expenses and a $1.8 million decrease in stock-based compensation expense attributable to a decrease in headcount, in each case, related to our restructuring actions.
Sales and Marketing
Sales and marketing expenses decreased by $4.6 million, or 25%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily due to a $3.2 million decrease in personnel related expenses attributable to a decrease in headcount related to our restructuring actions and a $1.3 million decrease in commissions.
General and Administrative
General and administrative expenses increased by $1.1 million, or 5%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily due to a $1.9 million increase in stock-based compensation expense attributable to executive PSUs, a $1.2 million increase in professional and outside services costs, offset by a $2.4 million decrease in personnel related expenses related to our restructuring actions.
Restructuring
Restructuring expenses decreased by $0.3 million, or 31%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to the 2024 workforce reduction plan being larger than the 2025 workforce reduction plan. The costs related to each workforce reduction plan included cash expenditures for compensation and severance payments, employee benefits, payroll taxes and related facilitation costs.

Interest Expense

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(In thousands)
Interest expense	$—	$(6,747)	$6,747	(100%)
Interest expense decreased $6.7 million, or 100%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to the repayment of all remaining amounts outstanding and payable under the Credit Agreement in an aggregate amount of $146.1 million on April 29, 2024. The borrowings under the Credit Agreement accrued interest at a floating rate which could be, at our option, either (i) an adjusted Term SOFR rate for a specified interest period plus an applicable margin of 7.50% or (ii) a base rate plus an applicable margin of 6.50%. The effective interest rate on our Term Loan was approximately 14.55% as of April 29, 2024, the date of its termination.
Other Income (Expense), net

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(In thousands)
Other income (expense), net	$2,132	$1,201	$931	78%
Other income (expense), net increased by $0.9 million, or 78%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily due to a $5.5 million loss on extinguishment of debt recognized in the three months ended June 30, 2024, offset by a $4.4 million gain on investment on non-marketable equity securities due to an observable price change in the same period.
Income Tax Expense

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(In thousands)
Income tax expense	$(71)	$(72)	$1	(1%)
The decrease in income tax expense for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. was immaterial.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through proceeds from the issuance of our stock and warrants and cash generated from the sale of our product offerings, as well as debt financing. As of June 30, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $88.3 million. Cash and cash equivalents are comprised of bank deposits and money market funds. Marketable securities are comprised of U.S. treasury and agency securities, commercial paper, and corporate debt securities. Most of our cash and cash equivalents are held in the United States.

We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $1,400.9 million as of June 30, 2025. We may incur operating losses in the future due to the investments that we intend to make in our business and pressures on revenue growth due to the recent macroeconomic environment, and as a result, we may require additional capital resources to grow our business.

Share Repurchase Program
In August 2024, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock, in an aggregate amount up to $25 million. Repurchases may be made at out discretion from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our Class A common stock under this authorization. The share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. During the three and six months ended June 30, 2025, we repurchased and retired 344,666 and 1,267,662 shares of our Class A common stock for $1.0 million and $4.1 million, respectively. As of June 30, 2025, approximately $20.9 million remained authorized and available under our share repurchase program for future share repurchases. Refer to Note 10, Stockholder’s Equity, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Net cash provided by (used in) operating activities - continuing operations	$14,793	$(6,311)
Net cash (used in) provided by investing activities - continuing operations	(7,483)	35,552
Net cash used in financing activities - continuing operations	(8,827)	(10,507)
Effect of exchange rates on cash, cash equivalents, and restricted cash	—	(5)
Net (decrease) increase in cash, cash equivalents, and restricted cash - continuing operations	(1,517)	18,729
Net decrease in cash, cash equivalents, and restricted cash - discontinued operations	(891)	(4,238)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(2,408)	$14,491

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

Net cash provided by operating activities for the six months ended June 30, 2025 was $14.8 million and net cash used in operating activities for the six months ended June 30, 2024 was $6.3 million. The change in cash from operations reflects our net loss adjusted for noncash items, such as charges associated with stock-based compensation, depreciation and amortization, gain on investment in equity securities, amortization of deferred contract costs, amortization of operating lease right-of-use assets, and amortization of debt discount and issuance costs on our long-term debt, and changes in operating assets and liabilities. Fluctuations in operating assets and liabilities are affected primarily by changes in trade and other receivables, prepaid expenses and other current assets, deferred contract costs, accrued compensation, deferred revenue, accounts payable and other liabilities.
Cash (Used in) Provided by Investing Activities
Net cash used in investing activities during the six months ended June 30, 2025 was $7.5 million, which was primarily due to $23.7 million used in the purchase of marketable securities and $8.3 million in additions to property and equipment, primarily related to capitalized internal-use software development costs, and a $4.0 million investment in non-marketable equity securities, offset by maturities of marketable securities of $27.7 million.

Net cash provided by investing activities during the six months ended June 30, 2024 was $35.6 million, which was primarily due to sales of marketable securities of $100.3 million and maturities of marketable securities of $15.6 million, offset by $76.5 million used in the purchase of marketable securities and $3.8 million in additions to property and equipment related to capitalized internal-use software development costs.
Cash Used in Financing Activities
Net cash used in financing activities for the six months ended June 30, 2025 was $8.8 million, primarily consisting of payment of taxes related to net share settlement of equity awards of $5.5 million and $4.1 million related to share repurchases, offset by $0.8 million proceeds from the exercises of stock options.

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
Contingent Obligations
As of June 30, 2025, we did not have relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $36.5 million and marketable securities and other investments of $51.8 million as of June 30, 2025, which consisted of bank deposits, money market funds, U.S. treasury and agency securities and commercial paper. The cash and cash equivalents are held primarily for working capital purposes. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points change in interest rates during any of the periods presented would not have had a material impact on our investments.
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

Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective as of June 30, 2025.
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

The mortgage market is heavily influenced by government policies and overall economic conditions. The real estate environment, including interest rates and the general economic environment, typically impacts demand for mortgage and mortgage-related products. Increases in interest rates due to efforts by the Federal Reserve to manage heightened inflation, combined with ongoing supply constraints, resulted in a decline in mortgage origination activity in 2023 from 2022. As a large portion of our revenue is driven by mortgage and mortgage-related transaction volumes, changes in mortgage origination volumes have had, and are likely to continue to have, material effects on our business. The number of mortgage loans and refinances has been and may continue to be affected by negative trends in the general economy in the United States and abroad, including conditions resulting from changes in gross domestic product, financial and credit market fluctuations, the potential recessionary environment and macroeconomic uncertainty, including as a result of increased tariffs, adverse impacts on trade relations, an economic downturn in the U.S. or globally, increased interest rates, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, increased unemployment, political turmoil, pandemics, natural catastrophes, warfare, such as the current war in Ukraine and the potential effects of sanctions, the current conflict in the Middle East, and terrorist attacks on the United States, Europe, the Middle East region, the Asia Pacific region or elsewhere, and any such decrease in mortgage origination volumes is likely to have an adverse impact on our business.
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
Historically, we have incurred net losses, and we may not be able to achieve or maintain profitability in the future. As of June 30, 2025, we had an accumulated deficit of $1,400.9 million. We expect to incur significant costs and invest significant additional funds towards sustaining and growing our business and operating as a public company. Further, we have expended and expect to continue to expend substantial financial and other resources on product development, including investments in our product, engineering, and design teams and the development of new products and new functionality for our existing products and our platform; our technology infrastructure, including systems architecture, management tools, scalability, availability, performance, and security, as well as disaster recovery measures; our sales, marketing, and customer success organizations; acquisitions or strategic investments; and general administration, including legal and accounting expenses. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. In addition, there can be no assurance that we will be able achieve our projected cost savings in connection with any of our previously announced workforce reductions. In the past, we have also incurred impairment charges that have adversely impacted our U.S. GAAP financial results. In addition, failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flows on a consistent basis. In light of increasing interest rates and other factors, the volume of transactions enabled through our platform and, as a result, revenue generated from such transactions, may decline faster than our ability to reduce expenses. Additionally, in an inflationary environment, our costs may increase, and we may not be able to increase the pricing of our products accordingly, which could adversely impact our financial performance. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
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

Additionally, we rely on certain of our customers, including Mr. Cooper, for a significant portion of our title transaction volumes. For example, for 2024, our top five customers in the previously reported Title segment accounted for 73.2% of the segment revenue, with Mr. Cooper accounting for 46.8% of the segment revenue. As of December 31, 2024, we had 7 customers in the previously reported Title segment generating more than $1 million in annual revenue, which represented 79.4% of the segment revenue in 2024. As part of our efforts to simplify our business into a software-centric platform, we have entered into a definitive agreement to sell our Title365 business. This divestiture is part of our strategic shift to transform into a platform-first company along with the further expansion of our partner ecosystem. While the teams associated with Title365 are largely expected to begin to shift over to these key focus areas immediately upon the closing of the transaction, it will take time for their work to deliver results. As a result, we do not expect to recoup the full revenue loss associated with the sale of Title365 in 2025, but there are no changes to our long-term goals with an increased focus and additional resources working on increasing our market share. However, we can provide no assurance that we will recoup the revenue impact from Title365 on the expected timeline, or at all.
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
•close the pending sale of our Title365 business;
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
We have in the past, and may in the future, expand, diversify or streamline our operations with strategic acquisitions or dispositions or entry into partnerships, strategic collaborations, joint ventures, or licensing arrangements and investments in and with companies, businesses, personnel, and technologies in the future. For example, in 2024, we entered into a strategic partnership with Covered Insurance Solutions, and in 2025, we entered into a definitive agreement to sell our Title365 business. Each transaction requires unique approaches to integration due to, among other reasons, the structure of the transaction, the integration of technology, the size, locations, and cultural differences among their teams and ours, and has required, and will continue to require, attention from our management team. Such transactions may also require additional management resources to integrate more significant and often more complex businesses into our company and restructure operations. During the pendency of a divestiture, we may be subject to risks related to a decline in the business, loss of employees, customers, or suppliers, and that the transaction may not close, which could have a material and adverse effect on the business to be divested and on us.

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

In particular, our inability to complete our Title365 sale on terms that are favorable to us, or in a timely manner, could continue to have an adverse effect on our revenue, level of expenses, and results of operations. Further, whether such a strategic transaction is ultimately consummated or not, its pendency could have a number of negative effects on our current business, including potentially disrupting our regular operations, increasing our near-term costs, diverting the attention of our workforce and management team and increasing undesired workforce turnover. It could also disrupt existing business relationships, make it harder to develop new business relationships, or otherwise negatively impact the way that we operate our business.

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

The CCPA went into effect on January 1, 2020, and, among other things, requires certain disclosures to California consumers and affords such consumers certain data privacy rights. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties of up to $7,500 per violation. The CCPA also provides a private right of action for certain data breaches that may increase data breach litigation. Additionally, the CPRA was approved by California voters in November 2020, and significantly modified the CCPA, including expanding California consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and engage in enforcement efforts. The CPRA created obligations relating to consumer data beginning on January 1, 2022 and it became effective on January 1, 2023. Numerous states have proposed, and in certain cases enacted, legislation addressing privacy and data security that in many cases are similar to the CCPA and CPRA. For example, Connecticut, Virginia, Colorado, and Utah have enacted legislation similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that took effect in 2024; Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, and Tennessee have enacted similar legislation that has taken or will take effect in 2025; and Indiana, Kentucky, and Rhode Island have enacted similar legislation that will take effect in 2026. The California Age-Appropriate Design Code Act (“CAADCA”), which expands the CPRA for businesses with websites that are likely to be accessed by children, was signed into law on September 15, 2022 and went into effect on July 1, 2024. New York enacted a law in June 2024 that, upon becoming effective on June 20, 2025, among other things, prohibits covered “operators” from collecting, using, sharing, and selling personal data of individuals under 18 years of age unless it is strictly necessary, as specified in such legislation, or where informed consent is obtained in accordance with specified requirements. This includes, in the case of individuals under 13 years of age, obtaining parental consent in a manner compliant with the Children’s Online Privacy Protection Act (“COPPA”). Numerous other states have considered, and in certain cases enacted, laws that implement restrictions or prohibitions on the collection, use, or other processing of data relating to individuals under 18 years of age. The FTC also has proposed significant updates to its rules implementing COPPA that, among other changes, would create new obligations, and strengthen certain existing obligations, relating to the collection and other processing of personal information from individuals under 13 years of age.

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

As our business grows, we may become subject to privacy, data protection, and information security laws from jurisdictions outside of the United States, potentially including the General Data Protection Regulation (“GDPR”). The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of European persons. Among other things, the GDPR imposes requirements regarding the security of personal data and notification of data processing obligations to competent national data processing authorities, provides for lawful bases on which personal data can be processed, provides for an expansive definition of personal data and requires changes to informed consent practices. In addition, the GDPR provides for heightened scrutiny of transfers of personal data from the European Economic Area (“EEA”) to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, and imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of an enterprise’s consolidated annual worldwide gross revenue). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations. The United Kingdom has implemented legislation that substantially implements the GDPR in the United Kingdom, which legislation provides for penalties for violations of up to the greater of £17.5 million or 4% of an enterprise’s consolidated annual worldwide gross revenue. The United Kingdom made targeted amendments to this legislation in the Data (Use and Access) Act 2025, which received Royal Assent on June 19, 2025. If we expand our business into the EEA and/or the United Kingdom, we will need to comply with their laws addressing privacy, data protection, and information security. This will involve significant resources and expense and may also impair our ability to offer our existing or planned features, products and services and/or increase our cost of doing business.

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
The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. For example, under provisions enacted in the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), beginning January 1, 2022, all U.S. and non-U.S. based research and experimental expenditures must be capitalized and amortized over five and fifteen years, respectively. The One Big Beautiful Bill Act ("OBBB"), enacted on July 4, 2025, revised these rules, permitting the deduction of certain U.S. research and development expenditures incurred in tax years beginning on or after January 1, 2025, but expenditures attributable to research and development conducted outside the U.S. must continue to be capitalized and amortized over a 15-year period. Additionally, on August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”), was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income, effective for tax years beginning after December 31, 2022, and a 1% excise tax on share repurchases occurring after December 31, 2022. The OBBB additionally made changes to the calculation and deductibility of global intangible low-taxed income (renamed Net CFC Tested Income) and foreign-derived intangible income (renamed Foreign-Derived Deduction Eligible Income), in each case, a portion of which is generally deductible for U.S. federal income tax purposes for corporate taxpayers. While we are not immediately impacted by the IRA provisions, we will need to continue to monitor our business transactions to determine if any provisions under the IRA could impact our business in the future. As we expand the scale of our business activities, any changes in the U.S. and international taxation of such activities may increase our effective tax rate and harm our business, financial condition, and results of operations.
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
Risks Related to Our Title365 Business

We have entered into an agreement to sell our Title365 business, and we face a number of risks related to such proposed sale.
On June 6, 2025, we entered into a Stock Purchase Agreement (the “Agreement”) with Covius Services, LLC (“Purchaser”). On the terms and subject to the conditions set forth in the Agreement, among other things, (i) Purchaser will purchase from us all of the issued and outstanding shares of capital stock of Title365 Holding Co. (“Title365”) and (ii) we, Purchaser, and Title365 are entering into certain commercial agreements (collectively, the “Transactions”).

The Transactions may be delayed, and may ultimately not be completed, due to a number of factors, including the failure to obtain regulatory approvals from the requisite government entities or the failure to satisfy the other conditions to the completion of the Transactions. If the Transactions are terminated or otherwise not completed, we would not realize any of the expected benefits of the Transactions and may suffer other consequences that could adversely affect our business, results of operations and stock price, including, among others:

•we will have incurred and may continue to incur costs relating to the Transactions, many of which are payable by us whether or not the Transactions are completed;
•matters related to the Transactions require substantial commitments of time and resources by our management team and numerous others throughout our organization, which could otherwise have been devoted to other opportunities;
•we may be subject to legal proceedings related to the Transactions or the failure to complete the Transactions, which could be time consuming and expensive, could divert our management’s attention away from our regular business and, if any lawsuit is adversely resolved against us, could have a material and adverse effect on our financial condition;
•the failure to complete the Transactions may result in negative publicity and a negative perception of us in the investment community, which could negative impact on our stock price; and
•any disruptions to our business resulting from the announcement and pendency of the Transactions, including any adverse changes in our relationships with our customers, partners or employees, may continue to intensify in the event the Agreement is not consummated.

After the completion of the Transactions, we may be required to indemnify Purchaser for certain liabilities. Such liabilities may be greater than we expect and managing the claims may require significant management time and attention.

There is no guarantee that we will realize the expected benefits of the Transactions, including commercial agreements that we entered into with Purchaser and Title365 in connection with the Transactions.

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

We have registered the term “Blend” in the United States, Canada, the United Kingdom, and the European Union, and as of June 30, 2025, we had pending trademark applications in the United States. We have also registered the term “Title365” in the United States. Additionally, we have registered domain names that we use in, or are related to, our business, most importantly blend.com and title365.com. Competitors have and may continue to adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. As of June 30, 2025, we had one issued patent in the United States. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Further, we may not timely or successfully apply for a patent or register our trademarks or otherwise secure our intellectual property. Our efforts to protect, maintain, or enforce our proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could adversely affect our business, financial condition, and results of operations.
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
Our Class A common stock has one vote per share, our Class B common stock has 40 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of December 31, 2023, Nima Ghamsari, Head of Blend, Co-Founder, and Chair of our board of directors, beneficially owns all of the issued and outstanding shares of our Class B common stock. As of June 30, 2025, the shares beneficially owned by Mr. Ghamsari represented approximately 34% of the total voting power of our outstanding capital stock, which voting power may increase over time as Mr. Ghamsari exercises equity awards and exchanges them for our Class B common stock under the Equity Exchange Agreement. If all such equity awards held by Mr. Ghamsari (including the Co-Founder and Head of Blend Long-Term Performance Award) had been exercised for cash as of June 30, 2025, Mr. Ghamsari would hold approximately 78% of the voting power of our outstanding capital stock. As a result, for the foreseeable future, Mr. Ghamsari will be able to significantly influence matters requiring approval by our stockholders, including the election of members of our board of directors, the adoption of amendments to our Amended and Restated Certificate of Incorporation and amended and restated bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Mr. Ghamsari may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interest. The concentration of control will limit or preclude your ability to influence corporate matters for the foreseeable future and could have the effect of delaying, preventing, or deterring a change in control of our company, could deprive you and other holders of Class A common stock of an opportunity to receive a premium for your Class A common stock as part of a sale of our company and could negatively affect the market price of our Class A common stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

No shares of our Class C common stock, which entitle the holder to zero votes per share (except as otherwise required by law), were issued and outstanding as of June 30, 2025 and we have no current plans to issue shares of Class C common stock. These shares will be available to be used in the future to further strategic initiatives, such as financings or acquisitions, or issue future equity awards to our service providers. Over time the issuance of shares of Class A common stock will result in voting dilution to all of our stockholders and this dilution could eventually result in Mr. Ghamsari and his affiliates holding a lower percentage of our total outstanding voting power. Because the shares of Class C common stock have no voting rights (except as required by law), the issuance of such shares will not result in further voting dilution, which would prolong the significant voting influence of Mr. Ghamsari. Further, the issuance of such shares of Class C common stock to Mr. Ghamsari would also delay the final conversion of all of our outstanding Class B common stock because shares of Class C common stock issued to Mr. Ghamsari would be counted when determining whether the 35% Ownership Threshold has been met. As a result, the issuance of shares of Class C common stock could prolong the duration of Mr. Ghamsari’s significant influence on the election of our directors and outcome of most matters submitted to a vote of our stockholders. In addition, we could issue shares of Class C common stock to Mr. Ghamsari and, in that event, he would be able to sell such shares of Class C common stock and achieve liquidity in his holdings without diminishing his voting control. Sales of significant amounts of stock by Mr. Ghamsari or changes in our capital structure, including as a result of the Final Conversion Date, could result in a change of control or cause volatility in our stock price and uncertainty. Any future issuances of shares of Class C common stock will not be subject to approval by our stockholders except as required by the listing standards of the New York Stock Exchange.
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

We currently qualify as an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
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

Among other things, this means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an emerging growth company, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an emerging growth company, we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. As a result, investor confidence in our company and the market price of our Class A common stock may be adversely affected. Further, we cannot predict if investors will find our Class A common stock less attractive if we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.]
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
ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the share repurchase activity for the three months ended June 30, 2025:

Period	Total Number of Shares Purchased (in thousands)(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
April 1-30	345	$3.02	345	$20.9
May 1-31	—	$—	—	$20.9
June 1-30	—	$—	—	$20.9
Total	345	$3.25	345	$20.9
(1) On August 6, 2024, our board of directors authorized the repurchase of up to $25.0 million of our Class A common stock. As of June 30, 2025, 1,267,662 shares were repurchased under the program. Refer to Note 10, Stockholders Equity, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part II, Item 8 of this Quarterly Report on Form 10-Q, for additional information.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Except as described below, during the three months ended June 30, 2025, none of our officers or directors, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or any “non Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

On June 13, 2025, Mr. Ghamsari entered into a Rule 10b5-1 trading arrangement that provides for the sale from time to time of shares of our Class A Common Stock, intended to generate an aggregate of approximately a maximum dollar amount of $4,000,000, with the exact number of shares to be sold pursuant to Mr. Ghamsari’s trading arrangement to be determined based on market prices of our Class A Common Stock. The plan will expire on March 31, 2026, subject to early termination for certain specified events as set forth in the plan. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

BLEND LABS, INC.

Date:	August 7, 2025	By:	/s/ Nima Ghamsari
Nima Ghamsari
Head of Blend and Co-Founder
(Principal Executive Officer)

Date:	August 7, 2025	By:	/s/ Amir Jafari
Amir Jafari
Head of Finance
(Principal Financial Officer)