Form 10-Q
period 2025-09-30
Blend Labs, Inc.
filed 2025-11-06
CIK 1855747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 31, 2025, there were 256,119,535 shares of the registrant's Class A common stock outstanding, 3,627,385 shares of the registrant's Class B common stock outstanding, and no shares of the registrant's Class C common stock outstanding.

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
4

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blend Labs, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$55,021	$38,011
Marketable securities and other investments	22,234	56,233
Trade and other receivables, net of allowance for credit losses of $112 and $50, respectively	12,201	14,656
Prepaid expenses and other current assets	20,105	16,725
Current assets held for sale from discontinued operations	6,427	9,618
Total current assets	115,988	135,243
Property and equipment, net	22,978	11,672
Operating lease right-of-use assets	1,573	339
Intangible assets, net	69	81
Deferred contract costs	3,136	2,868
Other non-current assets	42,559	21,825
Non-current assets held for sale from discontinued operations	3,263	6,057
Total assets	$189,566	$178,085
Liabilities, redeemable equity and stockholders’ equity
Current liabilities:
Accounts payable	$772	$1,620
Deferred revenue	25,325	19,240
Accrued compensation	4,596	3,315
Other current liabilities	9,235	9,740
Current liabilities held for sale from discontinued operations	5,744	5,107
Total current liabilities	45,672	39,022
Other non-current liabilities	1,420	278
Non-current liabilities held for sale from discontinued operations	160	1,103
Total liabilities	47,252	40,403
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest - held for sale from discontinued operations	—	52,375
Series A redeemable convertible preferred stock, par value $0.00001 per share: 200,000 shares authorized as of September 30, 2025 and December 31, 2024, 150 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively (Note 10)	154,799	141,663
Stockholders’ equity:
Class A, Class B and Class C Common Stock, par value $0.00001 per share: 3,000,000 (Class A 1,800,000, Class B 600,000, Class C 600,000) shares authorized as of September 30, 2025 and December 31, 2024; 260,100 (Class A 256,473, Class B 3,627, Class C 0) and 258,173 (Class A 254,426, Class B 3,747, Class C 0) shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	1,375,276	1,328,015
Accumulated other comprehensive loss	555	602
Accumulated deficit	(1,388,318)	(1,384,975)
Total stockholders’ equity	(12,485)	(56,356)
Total liabilities, redeemable equity and stockholders’ equity	$189,566	$178,085
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Software platform	$30,459	$31,066	$84,110	$79,277
Professional services	2,401	2,038	7,043	6,363
Total revenue	32,860	33,104	91,153	85,640
Cost of revenue
Software platform	6,624	6,294	18,993	17,143
Professional services	1,780	2,310	5,440	7,614
Total cost of revenue	8,404	8,604	24,433	24,757
Gross profit	24,456	24,500	66,720	60,883
Operating expenses:
Research and development	8,522	10,127	23,375	37,226
Sales and marketing	7,873	9,473	22,010	28,232
General and administrative	12,879	11,482	37,723	35,211
Restructuring	93	4,701	840	5,787
Total operating expenses	29,367	35,783	83,948	106,456
Loss from operations	(4,911)	(11,283)	(17,228)	(45,573)
Interest expense	—	—	—	(6,747)
Other income (expense), net	17,348	10,673	19,480	11,874
Income (loss) before income taxes	12,437	(610)	2,252	(40,446)
Income tax expense	(27)	(21)	(98)	(93)
Income (loss) from continuing operations	12,410	(631)	2,154	(40,539)
Net income (loss) from discontinued operations (Note 16)	122	(1,996)	(5,679)	(2,172)
Net income (loss)	12,532	(2,627)	(3,525)	(42,711)
Less: Net loss attributable to noncontrolling interest included in discontinued operations	—	182	182	191
Net income (loss) attributable to Blend Labs, Inc.	12,532	(2,445)	(3,343)	(42,520)
Less: Accretion of redeemable noncontrolling interest to redemption value from discontinued operations	—	(1,760)	(1,254)	(4,748)
Less: Accretion of Series A redeemable convertible preferred stock to redemption value	(4,558)	(4,048)	(13,136)	(6,709)
Net income (loss) attributable to Blend Labs, Inc. common stockholders	$7,974	$(8,253)	$(17,733)	$(53,977)

Net income (loss) per share attributable to Blend Labs, Inc. common stockholders:
Basic:
Continuing operations	$0.03	$(0.02)	$(0.04)	$(0.19)
Discontinued operations	$0.00	$(0.01)	$(0.03)	$(0.02)
Net income (loss) per share attributable to Blend Labs, Inc. common stockholders	$0.03	$(0.03)	$(0.07)	$(0.21)
Diluted:
Continuing operations	$0.02	$(0.02)	$(0.04)	$(0.19)
Discontinued operations	$0.00	$(0.01)	$(0.03)	$(0.02)
Net income (loss) per share attributable to Blend Labs, Inc. common stockholders	$0.02	$(0.03)	$(0.07)	$(0.21)
Weighted average shares used in calculating net income (loss) per share:
Basic	259,631	254,910	259,228	252,977
Diluted	268,719	254,910	259,228	252,977
Comprehensive income (loss):
Net income (loss)	$12,532	$(2,627)	$(3,525)	$(42,711)
Unrealized (loss) gain on marketable securities	(62)	448	(100)	302
Foreign currency translation gain	103	13	53	22
Comprehensive income (loss)	12,573	(2,166)	(3,572)	(42,387)
Less: Comprehensive loss attributable to noncontrolling interest included in discontinued operations	—	182	182	191
Comprehensive income (loss) attributable to Blend Labs, Inc.	$12,573	$(1,984)	$(3,390)	$(42,196)
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Redeemable Noncontrolling Interest, Series A Redeemable Convertible Preferred Stock, and Stockholders’ Equity
(In thousands)
(Unaudited)

	Three and Nine Months Ended September 30, 2025
	Redeemable noncontrolling interest - held for sale from discontinued operations	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

		Shares	Amount	Shares	Amount
Balances as of December 31, 2024	$52,375	150	$141,663	258,173	$2	$1,328,015	$602	$(1,384,975)	$(56,356)
Issuance of common stock upon exercise of stock options	—	—	—	256	—	363	—	—	363
Vesting of restricted stock units	—	—	—	2,064	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—	—	(745)	—	(2,971)	—	—	(2,971)
Stock-based compensation	—	—	—	—	—	7,202	—	—	7,202
Unrealized gain on investments in marketable securities	—	—	—	—	—	—	6	—	6
Foreign currency translation loss	—	—	—	—	—	—	(43)	—	(43)
Accretion of redeemable noncontrolling interest to redemption value	1,254	—	—	—	—	(1,254)	—	—	(1,254)
Accretion of Series A redeemable convertible preferred stock to redemption value	—	—	4,202	—	—	(4,202)	—	—	(4,202)
Share repurchases	—	—	—	(923)	—	(3,076)	—	—	(3,076)
Reclassification of noncontrolling interest to equity, net of noncash consideration received	(53,447)	—	—	—	—	52,675	—	—	52,675
Net loss	(182)	—	—	—	—	—	—	(9,230)	(9,230)
Balances as of March 31, 2025	$—	150	$145,865	258,825	$2	$1,376,752	$565	$(1,394,205)	$(16,886)
Issuance of common stock upon exercise of stock options	—	—	—	222	—	430	—	—	430
Vesting of restricted stock units	—	—	—	2,044	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—	—	(695)	—	(2,531)	—	—	(2,531)
Stock-based compensation	—	—	—	—	—	8,536	—	—	8,536
Unrealized loss on investments in marketable securities	—	—	—	—	—	—	(44)	—	(44)
Foreign currency translation loss	—	—	—	—	—	—	(7)	—	(7)
Accretion of Series A redeemable convertible preferred stock to redemption value	—	—	4,376	—	—	(4,376)	—	—	(4,376)
Share repurchases	—	—	—	(345)	—	(1,042)	—	—	(1,042)
Net loss	—	—	—	—	—	—	—	(6,645)	(6,645)
Balances as of June 30, 2025	$—	150	$150,241	260,051	$2	$1,377,769	$514	$(1,400,850)	$(22,565)
Issuance of common stock upon exercise of stock options	—	—	—	601	—	712	—	—	712
Vesting of restricted stock units	—	—	—	1,703	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—	—	(665)	—	(1,886)	—	—	(1,886)
Stock-based compensation	—	—	—	—	—	8,264	—	—	8,264
Unrealized loss on investments in marketable securities	—	—	—	—	—	—	(62)	—	(62)
Foreign currency translation gain	—	—	—	—	—	—	103	—	103
Accretion of Series A redeemable convertible preferred stock to redemption value	—	—	4,558	—	—	(4,558)	—	—	(4,558)
Share repurchases	—	—	—	(1,590)	—	(5,025)	—	—	(5,025)
Net income	—	—	—	—	—	—	—	12,532	12,532
Balances as of September 30, 2025	$—	150	$154,799	260,100	$2	$1,375,276	$555	$(1,388,318)	$(12,485)

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
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(3,525)	$(42,711)
Less: Net loss from discontinued operations	(5,679)	(2,172)
Net income (loss) from continuing operations	2,154	(40,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	21,376	21,891
Depreciation and amortization	2,088	1,066
Amortization of deferred contract costs	1,175	779
Amortization of debt discount and issuance costs	—	690
Amortization of operating lease right-of-use assets	350	1,975
Accelerated amortization of right-of-use asset in connection with lease abandonment	—	2,992
Gain on investment in equity securities	(16,580)	(4,417)
Loss on extinguishment of debt	—	5,476
Gain on sale of insurance business	—	(9,213)
Other	(355)	(1,603)
Changes in operating assets and liabilities:
Trade and other receivables	2,345	4,902
Prepaid expenses and other assets, current and non-current	(4,709)	292
Deferred contract costs, non-current	(268)	390
Accounts payable	(848)	(684)
Deferred revenue	5,313	10,873
Accrued compensation	966	(309)
Operating lease liabilities	(2,633)	(1,676)
Other liabilities, current and non-current	1,686	2,092
Net cash provided by (used in) operating activities - continuing operations	12,060	(5,023)
Net cash used in operating activities - discontinued operations	(1,528)	(3,435)
Net cash provided by (used in) operating activities	10,532	(8,458)
Investing activities
Purchases of marketable securities	(30,490)	(96,422)
Sale of available-for-sale securities	20,827	100,327
Maturities of marketable securities	44,227	41,850
Additions to property, equipment and internal-use software development costs	(10,592)	(7,243)
Other	—	(283)
Proceeds from sale of insurance business	—	9,075
Investment in non-marketable equity securities	(4,000)	—
Net cash provided by investing activities - continuing operations	19,972	47,304
Net cash used in investing activities - discontinued operations	(182)	(20)
Net cash provided by investing activities	19,790	47,284
Financing activities
Proceeds from exercises of stock options, including early exercises, net of repurchases	1,505	869
Taxes paid related to net share settlement of equity awards	(7,388)	(11,003)
Share repurchases	(9,143)	—
Repayment of long-term debt	—	(144,500)
Net proceeds from the issuance of the Series A redeemable convertible preferred stock and the Haveli Warrant	—	149,375
Payment for issuance costs related to the Series A redeemable convertible preferred stock and the Haveli Warrant	—	(9,480)
Net cash used in financing activities - continuing operations	(15,026)	(14,739)
Effect of exchange rates on cash, cash equivalents, and restricted cash	—	(5)
Net increase in cash, cash equivalents, and restricted cash	15,296	24,082
Cash, cash equivalents, and restricted cash at beginning of period	49,537	38,253
Cash, cash equivalents, and restricted cash at end of period	64,833	62,335
Less: Cash, cash equivalents and restricted cash included in current assets held for sale from discontinued operations	4,789	6,742
Cash, cash equivalents and restricted cash, end of period, excluding current assets held for sale from discontinued operations	$60,044	$55,593
Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets:
Cash and cash equivalents	$55,021	$50,570
Restricted cash	5,023	5,023
Total cash, cash equivalents, and restricted cash	$60,044	$55,593

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$200	$76
Cash paid for interest	$—	$6,150
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of redeemable noncontrolling interest related to discontinued operations to equity	$52,675	$—
Vesting of early exercised stock options	$—	$363
Operating lease liabilities arising from obtaining new or modified right-of-use assets	$1,584	$1,151
Stock-based compensation included in capitalized internal-use software development costs	$2,937	$1,941
Accretion of redeemable noncontrolling interest related to discontinued operations to redemption value	$1,254	$4,748
Accretion of Series A redeemable convertible preferred stock to redemption value	$13,136	$6,709
Covered Warrant received in connection with strategic partnership and sale of insurance business	$—	$222
Accrual of transaction costs incurred in connection with sale of insurance business	$—	$314
Capitalized internal-use software development costs included in accrued compensation	$253	$419
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
During the first quarter of 2025, the Company classified the results of its previously reported Title segment as discontinued operations in the Company’s unaudited condensed consolidated financial statements for all periods presented. As a result, the Company’s operates in a single reportable segment. For further information on the Company’s segments, refer to Note 15, Segment Information, and Note 16, Assets Held for Sale and Discontinued Operations.
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
Risks and Uncertainties
The Company has been and may continue to be affected by various macroeconomic factors, including interest rate environment, housing affordability, and worldwide political and economic conditions. The global financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, rising interest rates, inflation, increases in unemployment rates and uncertainty about economic stability. The real estate environment, including interest rates and the general economic environment, typically impacts the demand for mortgage and mortgage related products. The demand for mortgage and mortgage related products continues to be sensitive to these factors, and Federal Reserve policy or any material changes in interest rates or housing supply are expected to impact overall origination activity levels during the remainder of 2025. In addition, announcements of new or increased tariffs have contributed to market volatility and could potentially influence consumer confidence and interest rate expectations, which could, in turn, affect the demand for mortgage and consumer financial products.

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
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2024. Except for new policies relating to assets held for sale and discontinued operations, as well as share repurchases, there have been no significant changes to these policies during the three and nine months ended September 30, 2025.
Cash and Cash Equivalents
The Company places its cash with high credit quality and federally insured institutions. Cash with any one institution may be in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes the exposure to credit risk is not significant. The Company considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents. As of September 30, 2025 and December 31, 2024, cash and cash equivalents consisted of cash, money market accounts, and highly liquid investments with original maturities less than 90 days. The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents approximate fair value due to the short-term nature of the investments.
Restricted Cash
The Company has classified cash that is not available for use in its operations as restricted cash. Restricted cash consists primarily of collateral for letters of credit related to security deposits for the Company’s office facility lease arrangements. As of September 30, 2025 and December 31, 2024, the Company had restricted cash of $5.0 million, which was presented within prepaid expenses and other current assets on the consolidated balance sheets. On October 10, 2025, the $5.0 million of collateral related to a letter of credit was released due to the end of the underlying lease arrangement as of September 30, 2025.
Trade and Other Receivables and Credit Loss Reserves
The Company reports trade and other receivables net of the allowance for credit losses, in accordance with Accounting Standards Codification (“ASC”) 326, Financial Instruments—Credit Losses. ASC 326 requires an entity to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The Company’s estimate of expected credit losses is determined based on expected lifetime loss rates calculated from historical data and adjusted for the impact of current and future conditions, such as the age of outstanding receivables, historical payment patterns, any known or expected changes to the customers’ ability to fulfill their payment obligations, or assessment of broader economic conditions that may impact the customers’ ability to pay the outstanding balances. As of each of September 30, 2025 and December 31, 2024, the reserve for expected credit losses was immaterial. The provision for expected credit losses and the uncollectible portion of the receivables written off against reserve for expected credit losses were immaterial for the three and nine months ended September 30, 2025 and 2024.
Redeemable Noncontrolling Interest - Held for Sale from Discontinued Operations
The Company’s 90.1% ownership of Title365 resulted in recognition of a 9.9% noncontrolling interest, which represented the minority stockholder’s share of the net income and equity in Title365. The Title365 stockholders agreement included a provision whereby the Company had a call option to purchase the 9.9% noncontrolling interest at a purchase price equal to the greater of (1) $49.5 million plus an amount of interest calculated using an interest rate of 5.0% per annum compounding annually; or (2) 4.4 multiplied by the trailing 12-month EBITDA multiplied by the noncontrolling interest ownership percentage (the “Title365 Call Option”). The Title365 Call Option became exercisable on June 30, 2023. The noncontrolling interest holder also held an option to compel the Company to purchase the remaining 9.9% noncontrolling interest at a price calculated in the same manner as the Title365 Call Option (the “Title365 Put Option”). The Title365 Put Option was exercisable beginning 5 years following the acquisition closing date. Neither the Title365 Call Option nor the Title365 Put Option had an expiration date. However, pursuant to the Title365 stockholders agreement, the Company also had certain bring-

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

along rights that it could exercise under certain circumstances, which may have resulted in the Title365 Put Option being extinguished. As the Title365 Put Option was not solely within the Company’s control, the Company classified this interest as redeemable noncontrolling interest (“RNCI”) within the mezzanine equity section of the consolidated balance sheets. The RNCI was accreted to the redemption value under the interest method from the acquisition date through the date the Title365 Put Option became exercisable. At each balance sheet date, the RNCI was reported at the greater of the initial carrying amount adjusted for the RNCI's share of earnings or losses and other comprehensive income or loss, or its accreted redemption value. The changes in the redemption amount were recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. For each reporting period, the entire periodic change in the redemption amount was reflected in the computation of net income (loss) per share under the two-class method as being akin to a dividend.

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
The Company has variable interest in an entity that provides certain back office support services to the Company using a cost-plus pricing model. As of September 30, 2025, the Company’s condensed consolidated financial statements include a right-of-use asset and a corresponding lease liability, each in the amount of $1.5 million, related to an office lease held by a VIE.

Share repurchases
All repurchased shares under the share repurchase program are retired. The retired shares are equivalent to authorized, unissued shares and are no longer considered to be outstanding or held in treasury. The excess purchase price over par value for share repurchases is recorded to additional paid-in-capital.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Assets Held for Sale and Discontinued Operations
The Company classifies assets and liabilities as held for sale (“disposal group”) when management, having the authority to approve the action, commits to a plan to sell the disposal group, the sale is probable to be completed within one year, and the disposal group is available for immediate sale in its present condition. The Company also considers whether an active program to locate a buyer has been initiated, whether the disposal group is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company measures a disposal group that is classified as held for sale at the lower of its carrying amount or fair value less costs to sell. With the exception of the full impairment of the intangible assets in the amount of $2.0 million, as disclosed in Note 16, Assets Held for Sale and Discontinued Operations, there was no loss recognized related to the disposal group for the three and nine months ended September 30, 2025. Gains are not recognized until the date of sale. Assets are not depreciated or amortized while they are classified as held for sale. Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group as assets held for sale and liabilities held for sale in its unaudited condensed consolidated balance sheets.

If the disposition of a component, being an operating or reportable segment, business unit, subsidiary or asset group, represents a strategic shift that has or will have a major effect on the Company’s operations and financial results, the operating profits or losses of the component when classified as held for sale, and the gain or loss upon disposition of the component, are presented as discontinued operations in the unaudited condensed consolidated statements of operations. As of September 30, 2025, the operations of the Company’s Title segment met the criteria to be classified as held for sale and presented as discontinued operations. Refer to Note 16, Assets Held for Sale and Discontinued Operations, for additional information.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities, trade accounts receivable, and notes receivable. The Company maintains its cash equivalents primarily in money market funds and highly liquid investments that are issued or guaranteed by the United States government or its agencies. As of September 30, 2025 and December 31, 2024, cash and cash equivalents amounted to $55.0 million and $38.0 million, respectively, and included $2.0 million and $2.2 million, respectively, of cash held in a foreign jurisdiction. Collateral is not required for trade accounts receivable.
The following customers comprised 10% or more of the Company’s revenue for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2025	2024	2025	2024
A	10%	10%	9%	5%
C	15%	9%	14%	10%

The following customers comprised 10% or more of the Company’s trade and unbilled receivables:

Customer	September 30, 2025	December 31, 2024
B	10%	8%
D	1%	11%
E	23%	6%
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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740). This update improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The requirements will be applied prospectively with the option for retrospective application. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

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

In July 2025, the FASB issued ASU No.2025-05, Financial Instruments-Credit Losses (Topic 326). This update affects the practical expedient and accounting policy election when estimating expected credit losses on current accounts receivables and current contract assets arising from transactions under Topic 606. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40). This update removes all references to prescriptive and sequential software development stages throughout Subtopic 350-40. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.
3. Revenue Recognition and Contract Costs
Disaggregation of Revenue
The following table provides information about disaggregated revenue by service offering:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Blend Platform:
Mortgage Suite	$17,735	$21,546	$50,334	$55,078
Consumer Banking Suite	12,724	9,520	33,776	24,199
Total software platform	30,459	31,066	84,110	79,277
Professional services	2,401	2,038	7,043	6,363
Total revenue	$32,860	$33,104	$91,153	$85,640
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

Contract Accounts	Balance Sheet Line Reference	September 30, 2025	December 31, 2024
		(In thousands)
Contract assets—current	Prepaid expenses and other current assets	$3,135	$2,539
Contract liabilities—current	Deferred revenue, current	$(25,325)	$(19,240)

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

There were no long-term contract assets or deferred revenue as of September 30, 2025 and December 31, 2024.

During the three months ended September 30, 2025 and 2024, the Company recognized $12.6 million and $8.6 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the respective periods. During the nine months ended September 30, 2025 and 2024, the Company recognized $13.8 million and $6.7 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the respective periods.

During the three and nine months ended September 30, 2025, the Company recognized revenue of approximately $0.4 million and $0.7 million, respectively, related to performance obligations satisfied in previous periods. During the three and nine months ended September 30, 2024, the Company recognized revenue of approximately $1.9 million and $0.3 million, respectively, related to performance obligations satisfied in previous periods. The revenue recognized from performance obligations satisfied in the prior periods primarily related to changes in the transaction price, including changes in the estimate of variable consideration.
Remaining Performance Obligations
As of September 30, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations was $189.0 million. These remaining performance obligations represent commitments in customer contracts for services expected to be provided in the future that have not been recognized as revenue. The expected timing of revenue recognition for these commitments is largely driven by the Company’s ability to deliver in accordance with relevant contract terms and when the Company’s customers utilize services, which could affect the Company’s estimate of when the Company expects to recognize revenue for these remaining performance obligations. The Company expects to recognize approximately half of the remaining performance obligations as revenue over the next 12 months. The Company expects the majority of non-current remaining performance obligations to be recognized over the next 13 to 24 months.
Deferred Contract Costs
As of September 30, 2025 and December 31, 2024, total unamortized deferred contract costs were $4.9 million and $4.2 million, respectively, of which $1.8 million and $1.3 million was recorded within prepaid expenses and other current assets and $3.1 million and $2.9 million was recorded within deferred contract costs, non-current, on the unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.

The amortization of deferred contract costs was $0.5 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, and $1.2 million and $0.8 million for the nine months ended September 30, 2025 and 2024, respectively, and is included in sales and marketing expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

Strategic Partnership and Sale of Insurance Business
On September 30, 2024, the Company entered into a multi-element transaction with Covered Insurance Solutions which included a strategic partnership agreement as well as the sale of the Company’s insurance business. As part of the strategic partnership agreement, the Company granted a five-year term license allowing Covered Insurance Solutions to integrate its insurance solutions into the Company’s platform for an annual fixed fee plus variable charges. The Company has determined the term license is a performance obligation under ASC 606, Revenue from Contracts with Customers. The deferred revenue liability related to the performance obligations recognized under the strategic partnership agreement was $1.0 million as of September 30, 2025.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Investments and Fair Value Measurements
The carrying amount, unrealized gain and loss, and fair value of investments by major security type were as follows:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gain	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$50,151	$—	$50,151	Level 1
Total cash equivalents	50,151	—	50,151
Marketable securities:
U.S. treasury and agency securities	22,150	84	22,234	Level 2
Total marketable securities	22,150	84	22,234
Restricted cash, current:
Money market funds	5,023	—	5,023	Level 1
Total	$77,324	$84	$77,408

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$7,112	$—	$7,112	Level 1
Commercial paper	19,162	—	19,162	Level 2
Total cash equivalents	26,274	—	26,274
Marketable securities:
U.S. treasury and agency securities	31,160	92	31,252	Level 2
Commercial paper	12,244	—	12,244	Level 2
Debt securities	12,643	94	12,737	Level 2
Total marketable securities	56,047	186	56,233
Restricted cash, current:
Money market funds	5,023	—	5,023	Level 1
Total	$87,344	$186	$87,530

Restricted cash that is not available for use in operations consisted of $5.0 million collateral for standby letters of credit related to the Company’s office lease facilities as of September 30, 2025 and December 31, 2024.

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

The following table summarizes the stated maturities of the Company’s marketable securities and other investments:

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	September 30, 2025		December 31, 2024
	(In thousands)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$10,489	$10,517	$35,422	$35,477
Due after one year through two years	11,661	11,717	20,625	20,756
Total marketable securities and other investments	$22,150	$22,234	$56,047	$56,233
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
The Company does not have an intent to sell any of these securities prior to maturity and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date. Accordingly, the Company believes that generally the unrealized losses are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no impairment charges or allowance for credit losses have been recognized in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, the Company had no securities in an unrealized loss position, nor any securities in a continuous unrealized loss position for twelve months or greater. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

The Company recognized interest income from its investment portfolio of $0.9 million and $1.5 million for the three months ended September 30, 2025 and 2024, respectively, and $3.0 million and $4.2 million for the nine months ended September 30, 2025 and 2024, respectively. Accrued interest receivable related to marketable securities is $0.2 million and $0.4 million, as of September 30, 2025 and December 31, 2024, respectively, and is presented within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. The Company does not measure an allowance for credit losses on accrued interest receivable and recognizes interest receivable write offs as a reversal of interest income. No accrued interest was written off during the three and nine months ended September 30, 2025 and 2024.
5. Significant Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2025	December 31, 2024
	(In thousands)
Contract assets	$3,135	$2,539
Deferred contract costs	1,757	1,277
Prepaid software	4,406	2,831
Prepaid insurance	1,168	1,291
Prepaid other	1,977	2,229
Restricted cash	5,023	5,023
Other current assets	2,639	1,535
Total prepaid expenses and other current assets	$20,105	$16,725
Property and Equipment, Net
Property and equipment, net, consisted of the following:

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	September 30, 2025	December 31, 2024
	(In thousands)
Computer and software	$1,195	$783
Capitalized internal-use software	25,009	12,041
Total property and equipment, gross	26,204	12,824
Accumulated depreciation and amortization	(3,226)	(1,152)
Total property and equipment, net	$22,978	$11,672
Depreciation expense was not material for the three and nine months ended September 30, 2025. Depreciation expense was $0.2 million and $0.8 million, respectively, for the three and nine months ended September 30, 2024.

Amortization of capitalized internal use software development costs was $1.0 million and $2.0 million for the three and nine months ended September 30, 2025, respectively. Amortization of capitalized internal use software development costs was not material for the three and nine months ended September 30, 2024.

Other Non-Current Assets
Other non-current assets consisted of the following:

	September 30, 2025	December 31, 2024
	(In thousands)
Notes receivable	$10,500	$10,500
Investments in non-marketable equity securities	30,380	9,801
Other non-current assets	1,679	1,524
Total non-current assets	$42,559	$21,825

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

At each reporting date, the Company evaluates the collectability of the notes receivable in accordance with ASC 326, Financial Instruments—Credit Losses. As of September 30, 2025, the Company determined that no credit loss existed for the convertible promissory notes, and no provision for expected credit losses was recognized.

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

As of September 30, 2025, the carrying value of this investment was $26.4 million, inclusive of a cumulative upward adjustment of $23.9 million, of which $16.6 million was recognized as a gain in the three months ended September 30, 2025 to reflect observable price changes. As of December 31, 2024, the carrying value of the investment was $9.8 million, inclusive of a cumulative upward adjustment of $7.3 million, of which $4.4 million was recognized in 2024 to reflect observable price changes.

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

The gain resulting from the adjustment to the carrying value of the non-marketable security is presented within other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive income (loss). There were no impairments for the three and nine months ended September 30, 2025 and 2024.

During the second quarter of 2025, the Company made a cash investment in exchange for Series A Preferred Units in a privately-held company. The investment in the equity securities without readily determinable fair value is measured at cost, less impairment, if any, plus or minus observable price changes in orderly transactions of an identical or similar instrument of the same issuer. As of September 30, 2025, the carrying value of this investment was $4.0 million. No observable price changes have been identified for this investment to date.
Cloud Computing Arrangements
The Company capitalizes certain implementation costs incurred during the application development stage under cloud computing arrangements that are service contracts. The carrying value of the capitalized costs was $0.2 million as of September 30, 2025 and December 31, 2024, of which $0.1 million is presented within prepaid expenses and other current assets, and $0.1 million is presented within other non-current assets on the unaudited condensed consolidated balance sheets for each period. Amortization of capitalized implementation costs is recognized on a straight-line basis over the term of the associated hosting arrangement when it is ready for its intended use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other Current Liabilities
Other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
	(In thousands)
Accrued expenses	$3,255	$2,116
Accrued professional fees	1,449	1,392
Accrued connectivity fees	3,691	3,489
Accrued restructuring costs	80	75
Accrued litigation contingencies	100	8
Operating lease liabilities, current portion	305	2,660
Other	355	$—
Total other current liabilities	$9,235	$9,740
Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
	(In thousands)
Operating lease liabilities, non-current	$1,306	$—
Other	114	278
Total other non-current liabilities	$1,420	$278
6. Leases
The Company leases its facilities under non-cancelable operating leases with various expiration dates. Leases may contain escalating payments.

The Company’s total operating lease costs were $0.5 million and $1.4 million for the three months ended September 30, 2025 and 2024, respectively. The Company’s total operating lease costs were $1.7 million and $4.2 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company’s total operating lease costs included variable costs in the amount of $0.3 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively, and $1.2 million and $1.6 million for the nine months ended September 30, 2025 and 2024, respectively. Variable lease costs are primarily comprised of maintenance costs and are determined based on the actual costs incurred during the period. Variable lease payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities.

As of September 30, 2025 and December 31, 2024, the weighted average remaining operating lease term was 4.3 years and 0.8 years, respectively. The weighted average discount rate used to estimate operating lease liabilities for leases that existed as of September 30, 2025 and December 31, 2024 was 10.6% and 6.8%, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $1.0 million for both the three months ended September 30, 2025 and 2024. Cash paid for amounts included in the measurement of operating lease liabilities was $3.1 million and $3.2 million for the nine months ended September 30, 2025 and 2024, respectively.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2025, maturities of operating lease liabilities were as follows:

(In thousands)
2025	$157
2026	402
2027	421
2028	442
2029	463
Thereafter	144
Total lease payments	2,029
Less: imputed interest	(418)
Total operating lease liabilities	$1,611
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

The Company enters into indemnification provisions under (i) its agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers, and landlords and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2025 or December 31, 2024.

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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Debt
As of September 30, 2025 and December 31, 2024, the Company had no outstanding debt.
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

As of September 30, 2025, the Series A Preferred Stock has a maximum redemption value of $300.0 million. The carrying value of the Series A Preferred Stock is accreted to its maximum redemption value over the seven year term, using the effective interest method. The increases in the redemption amount are recorded with corresponding adjustments against additional paid-in capital, in the absence of retained earnings. For each reporting period, the entire periodic change in the redemption amount is reflected in the computation of net income (loss) per share under the two-class method as being akin to a dividend, by reducing the income (or increasing the loss) attributable to common stockholders.

In connection with the issuance of the Series A Preferred Stock, the Company issued the Haveli Warrant to Haveli to purchase up to 11,111,112 shares of Class A common stock, at a purchase price of $4.50 per share. The number of shares and exercise price are subject to anti-dilution adjustments for splits, dividends, capital reorganizations, reclassifications and similar transactions. The Haveli Warrant is exercisable for a period of 24 months from issuance, subject to the expiration or early termination of the applicable waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended. The Haveli Warrant has not been exercised as of September 30, 2025. The net proceeds were allocated to the Series A Preferred Stock and the Haveli Warrant based on their relative fair values as of the issuance date, in the amount of $130.8 million and $9.1 million, respectively. The proceeds allocated to Haveli Warrant were accounted for as paid-in capital.

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
Preferred Stock
Subject to the protective provisions afforded to the holders of the Series A Preferred Stock, the Company’s board of directors has the authority to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences, and rights of the shares of each series and any of its qualifications, limitations, or restrictions, in each case without further vote or action by the Company’s stockholders. As of

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2025, the Company had 200,000,000 shares authorized and 150,000 shares of preferred stock issued and outstanding.
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

During the three and nine months ended September 30, 2025, the Company repurchased and retired 1,589,809 and 2,857,471 shares of the Company’s Class A common stock for $5.1 million and $9.2 million, respectively. As of September 30, 2025, the Company had $15.8 million available to repurchase shares of Class A common stock under its share repurchase program.
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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of the stock option activity is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(In thousands)		(In years)	(In thousands)
Balance as of December 31, 2024	17,300	$4.20	4.69	$31,282
Exercised	(1,079)	$1.39		$2,246
Canceled and forfeited	(818)	$10.28
Balance as of September 30, 2025	15,403	$4.07	4.28	$21,348

Vested and exercisable as of September 30, 2025	14,489	$4.18	4.29	$20,124

No options were granted during the three and nine months ended September 30, 2025 and 2024.

The number of options unvested as of September 30, 2025 and December 31, 2024 was 914 and 1,552, respectively. The weighted average grant-date fair value of these unvested options was $1.18 and $1.58 per share as of September 30, 2025 and December 31, 2024, respectively.

The total fair value of options vested during the three months ended September 30, 2025 and 2024 was $0.2 million and $1.0 million, respectively. The total fair value of options vested during the nine months ended September 30, 2025 and 2024 was $1.3 million and $3.6 million, respectively.

The aggregate intrinsic value of options exercised during the three months ended September 30, 2025 and 2024 was $1.3 million and $0.1 million, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2025 and 2024 was $2.2 million and $0.7 million, respectively.

As of September 30, 2025, the total unrecognized stock-based compensation expense for stock options was approximately $1.0 million, which is expected to be recognized over a weighted average period of 1.3 years.

Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted average grant date fair value per share
	(In thousands)
Balance as of December 31, 2024	13,770	$1.75
Granted	7,624	$3.42
Vested	(5,811)	$2.07
Forfeited	(4,040)	$2.31
Balance as of September 30, 2025	11,543	$2.49
As of September 30, 2025, there was $25.9 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.1 years. RSUs granted under the 2021 Plan generally vest quarterly over a period of two to four years from the grant date.

The total fair value of RSUs vested during the three months ended September 30, 2025 and 2024 was $3.8 million and $4.3 million, respectively. The total fair value of RSUs vested during the nine months ended September 30, 2025 and 2024 was $12.0 million and $14.0 million, respectively.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Performance Stock Units
A summary of the Company’s PSU activity and related information is as follows:

	Number of PSUs	Weighted average grant date fair value per share
	(In thousands)
Balance as of December 31, 2024	3,525	$0.67
Granted	7,935	$1.61
Vested	—	$—
Forfeited	(3,225)	$0.58
Balance as of September 30, 2025	8,235	$2.02
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

On March 13, 2025, the Company’s compensation committee elected to standardize the performance goals applicable to all outstanding PSUs for the legacy senior executives so that the Company’s executives would have the same incentives and work towards the same objectives, thus creating a more cohesive and effective leadership team. In connection with this determination, the outstanding 2023 PSU Awards were cancelled and on the same date, the Company’s compensation committee granted new PSUs (the “New PSUs”) to each of the legacy senior executives, covering a total of 1,300,000 PSUs and 800,000 PSUs, respectively. The New PSUs are scheduled to vest in four tranches upon continued service and satisfaction of certain market-based performance targets related to the Company’s stock price hurdles. The cancellation and concurrent replacement of these awards was accounted for as a modification. As the modification relates to unvested awards, the Company will recognize, on a prospective basis over the remaining requisite service period, the incremental cost associated with the modified PSUs, inclusive of any previously unrecognized compensation cost for the original awards. As of the modification date, the total incremental cost associated with the modified PSUs was $2.8 million, which included $0.2 million of unrecognized compensation costs.

Subsequent to September 30, 2025, a total of 975,000 of the New PSUs were canceled and the remaining 325,000 were modified due to the departure of one of the legacy senior executives.

The estimated weighted-average grant date fair value of the awards issued during the first quarter of 2025 was $2.07 per share, which was determined using a Monte Carlo simulation model. The significant assumptions in the Monte Carlo simulation model include the risk-free interest rate, expected volatility of the Company’s stock price, and expected life of the award.

Fair value of common stock	$3.49 - $3.89
Remaining contractual term (years)	4.81 - 4.92
Expected volatility	90%
Risk-free interest rate	4.01% - 4.35%
Expected dividend yield	—

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The total stock-based compensation expense recognized for PSUs for the three months ended September 30, 2025 and 2024 was $3.1 million and $0.5 million, respectively. The total stock-based compensation expense recognized for PSUs for the nine months ended September 30, 2025 and 2024 was $7.2 million and $1.5 million, respectively.

The total unrecognized compensation expense related to all PSUs was $9.3 million as of September 30, 2025, which will be recognized over an estimated weighted average remaining period of 1.2 years.
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

The total stock-based compensation expense recognized for this award for the three months ended September 30, 2025 and 2024 was $0.5 million and $1.5 million respectively. The total stock-based compensation expense recognized for this award for the nine months ended September 30, 2025 and 2024 was $2.8 million and $4.4 million respectively.

The total unrecognized compensation expense related to the award was $5.3 million as of September 30, 2025, which will be recognized over an estimated weighted average remaining period of 2.8 years.
Stock-Based Compensation Expense
The Company’s stock-based compensation expense was as follows:

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Cost of revenue	$123	$104	$409	$366
Research and development(1)	1,630	2,169	4,518	8,088
Sales and marketing	699	862	2,037	2,715
General and administrative	5,314	3,499	14,412	10,722
Total	$7,766	$6,634	$21,376	$21,891
____________
(1) Net of $0.6 million and $2.9 million of additions to capitalized internal-use software for the three and nine months ended September 30, 2025, and $0.8 million and $1.9 million for the three and nine months ended September 30, 2024.
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

In 2025, the Company established a new workforce reduction initiative (the “2025 Plan”), and through September 30, 2025, eliminated approximately 24 positions. The execution of the 2025 Plan is expected to be substantially completed in the fourth quarter of 2025.
The restructuring charges attributable to the workforce reduction plans were $0.1 million and $1.4 million for the three months ended September 30, 2025 and 2024, and $0.8 million and $2.5 million for the nine months ended September 30, 2025 and 2024, respectively. The restructuring charges for workforce reduction plans consisted primarily of cash expenditures for compensation, severance, and transition payments, employee benefits, payroll taxes and related facilitation costs. The component classified as discontinued operations incurred an additional $0.1 million and $1.2 million in charges related to the 2025 plan for the three and nine months ended September 30, 2025, respectively. Refer to Note 16, Assets Held for Sale and Discontinued Operations.

Lease Termination and Abandonment
During the three months ended September 30, 2024, the Company entered into an agreement to terminate one of its leases incurring a net $1.2 million restructuring charge primarily related to the early termination fee, and abandoned another leased facility, incurring a $3.3 million restructuring charge primarily related to accelerated amortization of the right-of-use asset and disposal of the accompanying leasehold improvements.

The reconciliation of the restructuring liability balances is as follows:

(In thousands)
Restructuring liability as of December 31, 2023	$31
January 2024 Plan charge	1,086
September 2024 Plan charge	1,442
Settlements	(2,484)
Restructuring liability as of December 31, 2024	$75
2025 Plan charge	840
Settlements	(835)
Restructuring liability as of September 30, 2025	$80

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13. Income Taxes
The provision for income taxes was not material for the three and nine months ended September 30, 2025 and 2024. The effective tax rate for the three months ended September 30, 2025 and 2024 was 0.2% and (3.4)%, respectively, and for the nine months ended September 30, 2025 and 2024 was 4.2% and (0.2)% respectively. The effective tax rates differ from the federal statutory rate primarily due to a valuation allowance on the Company’s deferred tax assets.

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law in the United States, which includes a broad range of tax reform provisions. The Company does not expect the One Big Beautiful Bill Act to have a material impact on the estimated annual effective tax rate in 2025.

The Company reassessed the ability to realize deferred tax assets by considering the available positive and negative evidence. As of September 30, 2025, the Company concluded that its net deferred tax assets are not more-likely-than-not to be realized and maintained a full valuation allowance against such net deferred tax assets.

As of September 30, 2025, the Company files tax returns in the U.S. federal and various state jurisdictions. Due to the Company’s U.S. net operating loss carryforwards, its income tax returns generally remain subject to examination by federal and most state tax authorities. Beginning in 2022, the Company’s subsidiary in India files income tax returns in India which are subject to examination by local tax authorities. This subsidiary is currently under examination by the tax authorities for the fiscal years ended March 31, 2023 and 2022.
14. Net Income (Loss) Per Share
The Company has three classes of authorized common stock for which voting rights differ by class. The Company computes net income (loss) per share using the two-class method required for multiple classes of common stock. The Company’s Series A Preferred Stock is considered a participating security for purposes of applying the two-class method when calculating earnings per share in periods of net income. Under the two-class method, net income (loss) attributable to common stockholders for the period is allocated between shares of common stock and participating securities based upon their respective rights to receive dividends as if all earnings for the period had been distributed.

Basic net income (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of stock outstanding during the period, adjusted for options early exercised and subject to repurchase.

Diluted income (loss) per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities, including awards issued under the Company’s equity compensation plans or other contracts to issue common stock, as if the securities were exercised or converted into common stock or resulted in the issuance of common stock (net of any assumed repurchases) that then shared in the earnings of the Company. During the periods of net losses, the net loss is reduced for amounts allocated to participating securities only if the security has a right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in the net losses of the entity. The Company’s participating securities are not allocated any share of the net loss, as the participating securities do not have a contractual obligation to share in the net losses of the Company. Diluted net income (loss) per share attributable to the Company is computed by dividing the net loss attributable to common stockholders by the weighted average number of fully diluted common shares outstanding.

The following table presents the calculation of basic and diluted net income (loss) per share for Class A and Class B common stock. No shares of Class C common stock were issued and outstanding during the periods presented.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,
	2025		2024
	Class A Common	Class B Common	Class A Common	Class B Common
	(In thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$12,237	$173	$(620)	$(11)
Less: Accretion of Series A Preferred Stock to redemption value	(4,494)	(64)	(3,980)	(68)
Net income (loss) attributable to Blend Labs, Inc from continuing operations	7,743	109	(4,600)	(79)
Undistributed earnings attributable to participating securities	(1,169)	(16)	—	—
Net income (loss) attributable to Blend Labs, Inc common stockholders from continuing operations	6,574	93	(4,600)	(79)

Net income (loss) from discontinued operations	120	2	(1,962)	(34)
Less: Accretion of RNCI to redemption value from discontinued operations	—	—	(1,730)	(30)
Less: Net loss attributable to noncontrolling interest included in discontinued operations	—	—	179	3
Net income (loss) attributable to Blend Labs, Inc from discontinued operations	120	2	(3,513)	(61)
Undistributed earnings attributable to participating securities	(18)	—	—	—
Net income (loss) attributable to Blend Labs, Inc common stockholders from discontinued operations	102	2	(3,513)	(61)

Net income (loss) attributable to Blend Labs, Inc common stockholders	$6,676	$95	$(8,113)	$(140)

Denominator:
Weighted average common stock outstanding, basic	256,004	3,627	250,612	4,298
Add: Dilutive effect of restricted stock units and stock options	8,961	127	—	—
Weighted average common stock outstanding, diluted	264,965	3,754	250,612	4,298
Net income (loss) per share from continuing operations
Basic	$0.03	$0.03	$(0.02)	$(0.02)
Diluted	$0.02	$0.02	$(0.02)	$(0.02)
Net income (loss) per share from discontinued operations
Basic and diluted	$0.00	$0.00	$(0.01)	$(0.01)
Net income (loss) per share attributable to Blend Labs, Inc.:
Basic	$0.03	$0.03	$(0.03)	$(0.03)
Diluted	$0.02	$0.02	$(0.03)	$(0.03)

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
	2025		2024
	Class A Common	Class B Common	Class A Common	Class B Common
	(In thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$2,123	$31	$(39,376)	$(1,163)
Less: Accretion of Series A Preferred Stock to redemption value	(12,949)	(187)	(6,517)	(192)
Net loss attributable to Blend Labs, Inc common stockholders from continuing operations	(10,826)	(156)	(45,893)	(1,355)

Net loss from discontinued operations	(5,598)	(81)	(2,110)	(62)
Less: Accretion of RNCI to redemption value from discontinued operations	(1,236)	(18)	(4,612)	(136)
Less: Net loss attributable to noncontrolling interest included in discontinued operations	179	3	186	5
Net loss attributable to Blend Labs, Inc common stockholders from discontinued operations	(6,655)	(96)	(6,536)	(193)

Net loss attributable to Blend Labs, Inc common stockholders	$(17,481)	$(252)	$(52,429)	$(1,548)

Denominator:
Weighted average common stock outstanding, basic and diluted	255,528	3,700	245,719	7,258
Net loss per share from continuing operations
Basic and diluted	$(0.04)	$(0.04)	$(0.19)	$(0.19)
Net loss per share from discontinued operations
Basic and diluted	$(0.03)	$(0.03)	$(0.02)	$(0.02)
Net loss per share attributable to Blend Labs, Inc.:
Basic and diluted	$(0.07)	$(0.07)	$(0.21)	$(0.21)

The dilutive effect of outstanding RSUs and stock options totaling 9,088 shares of potential common stock is reflected in diluted earnings per share by application of the treasury stock method for the three months ended September 30, 2025. The other categories of potential shares of common stock were excluded from the computation of diluted net earnings per share for the three months ended September 30, 2025 because their inclusion would have been anti-dilutive.

The following potential shares of common stock were excluded from the computation of diluted net earnings per share for the nine months ended September 30, 2025 and the three and nine months ended September 30, 2024 because including them would have been antidilutive as the Company has reported net loss for each of the periods:

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	As of September 30,
	2025	2024
	(In thousands)
Outstanding stock options	15,403	17,943
Non-plan Co-Founder and Head of Blend options	20,194	26,057
Unvested restricted stock units	11,543	16,023
Unvested performance stock awards(1)	8,235	4,700
Series G Warrant	598	598
Haveli Warrant	11,111	11,111
Series A redeemable convertible preferred stock	46,154	46,154
Total anti-dilutive securities	113,238	122,586
____________
(1) Performance conditions were not satisfied for the unvested performance stock awards as of September 30, 2025.
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

The Company does not evaluate performance or allocate resources based on segment assets, and therefore, such information is not presented.

The Company’s reported measure of segment profit or loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Income (loss) from continuing operations	$12,410	$(631)	$2,154	$(40,539)
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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2025. Disposal group net assets are recorded at the lower of their carrying amount or estimated fair value less the costs to sell. Prior period amounts have been reclassified to conform to current period presentation.

Upon the execution of the definitive agreement, in the second quarter of 2025, the Company recorded an impairment charge in the amount of $2.0 million related to the indefinite-lived intangible assets held within discontinued operations as the value was deemed to be not recoverable. With the exception of this impairment charge, there was no loss recognized related to the disposal group for the three and nine months ended September 30, 2025.

The following table is a summary of the assets and liabilities held for sale from discontinued operations:

	September 30, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents	$2,517	$4,232
Trade and other receivables, net of allowance for credit losses	3,090	2,782
Prepaid expenses and other current assets	820	2,604
Current assets held for sale from discontinued operations	$6,427	$9,618

Property and equipment, net	$639	$649
Operating lease right-of-use assets	349	1,130
Intangible assets, net	—	2,000
Other non-current assets(1)	2,275	2,278
Non-current assets held for sale from discontinued operations	$3,263	$6,057

Accounts payable	$1,022	$797
Accrued compensation	661	661
Other current liabilities	4,061	3,649
Current liabilities held for sale from discontinued operations	$5,744	$5,107

Operating lease liabilities, non-current	$—	$801
Other non-current liabilities	160	302
Non-current liabilities held for sale from discontinued operations	$160	$1,103
____________
(1) Other non-current assets includes $2.3 million of restricted cash related to collateral for surety bonds.
Operating results from the disposal group for the three and nine months ended September 30, 2025 and 2024 are reported as Net income (loss) from discontinued operations, on the unaudited condensed consolidated statements of operations and comprehensive income (loss), as follows:

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenue	$8,188	$12,080	$26,151	$34,971
Cost of revenue	6,628	10,584	23,700	30,039
Operating expenses:
Sales and marketing	347	410	1,013	1,236
General and administrative	1,133	1,658	4,231	4,388
Impairment of intangible asset	—	—	2,000	—
Restructuring	50	1,464	1,205	1,568
Income (loss) from operations	30	(2,036)	(5,998)	(2,260)
Other income (expense), net	92	37	319	78
Net income (loss) before income taxes	122	(1,999)	(5,679)	(2,182)
Income tax benefit	—	3	—	10
Net income (loss) from discontinued operations	$122	$(1,996)	$(5,679)	$(2,172)

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

Our growth strategy is focused on growing the value of our existing customer relationships, as well as adding new customer relationships. In addition, we leverage partnerships to drive efficient product expansion. We see opportunities for expansion into new markets, including markets outside the United States.
Recent Developments
Industry Trends
The mortgage market is heavily influenced by government policies and overall economic conditions. The real estate environment, including interest rates and the general economic environment, typically impacts the demand for mortgage and mortgage related products.

In the third quarter of 2025, we saw a decrease in mortgage transactions on our software platform compared to the second quarter of 2025, which can primarily be attributed to seasonal trends. We expect that the aggregate industry mortgage originations in the fourth quarter of 2025 will be largely in line with the third quarter of 2025 volumes based on application volume observed to date through our customer base and our analysis of the latest relevant macroeconomic data.

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
Components of Results of Operations
Revenue
We generate revenue from fees paid by customers to access our software platform and complete transactions, such as funded loan, new account opening, closing transaction, or API call. Transaction fees are assessed based on completed transactions and are determined by the number and type of software platform components that are needed to support each product offering. We do not charge for abandoned or rejected applications, even though they cause us to incur costs related to these applications. Arrangements with our customers do not provide the contractual right to take possession of our software at any point in time. Revenue is recognized when access to our platform is provisioned to our customers or as transactions are completed, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. We also generate revenue from providing access to Blend Builder, professional services related to the deployment of our platform, premier support services, and consulting services. We also earn revenue from third-party providers which integrate their marketplaces into our platform for services such as property and casualty insurance. We typically charge third-party providers a combination of fixed and variable license fees.

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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned from our investment portfolio, as well as adjustments to the carrying value of investment in non-marketable equity securities.

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
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Revenue
Software platform	$30,459	$31,066	$84,110	$79,277
Professional services	2,401	2,038	7,043	6,363
Total revenue	32,860	33,104	91,153	85,640
Cost of revenue(1)
Software platform	6,624	6,294	18,993	17,143
Professional services	1,780	2,310	5,440	7,614
Total cost of revenue	8,404	8,604	24,433	24,757
Gross profit	24,456	24,500	66,720	60,883
Operating expenses:
Research and development(1)	8,522	10,127	23,375	37,226
Sales and marketing(1)	7,873	9,473	22,010	28,232
General and administrative(1)	12,879	11,482	37,723	35,211
Restructuring	93	4,701	840	5,787
Total operating expenses	29,367	35,783	83,948	106,456
Loss from operations	(4,911)	(11,283)	(17,228)	(45,573)
Interest expense	—	—	—	(6,747)
Other income (expense), net	17,348	10,673	19,480	11,874
Income (loss) before income taxes	12,437	(610)	2,252	(40,446)
Income tax expense	(27)	(21)	(98)	(93)
Income (loss) from continuing operations	12,410	(631)	2,154	(40,539)
Net income (loss) from discontinued operations	122	(1,996)	(5,679)	(2,172)
Net income (loss)	$12,532	$(2,627)	$(3,525)	$(42,711)

(1)Includes stock-based compensation as follows:	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Cost of revenue	$123	$104	$409	$366
Research and development(2)	1,630	2,169	4,518	8,088
Sales and marketing	699	862	2,037	2,715
General and administrative	5,314	3,499	14,412	10,722
Total stock-based compensation	$7,766	$6,634	$21,376	$21,891
____________
(2) Net of $0.6 million and $2.9 million of additions to capitalized internal-use software for the three and nine months ended September 30, 2025, and $0.8 million and $1.9 million for the three and nine months ended September 30, 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(as a % of revenue)*
Revenue
Software platform	92%	94%	92%	93%
Professional services	7	6	8	7
Total revenue	100	100	100	100
Cost of revenue
Software platform	20	19	21	20
Professional services	5	7	6	9
Total cost of revenue	26	26	27	29
Gross margin	74	74	73	71
Operating expenses:
Research and development	26	31	26	43
Sales and marketing	24	29	24	33
General and administrative	39	35	41	41
Restructuring	—	14	1	7
Total operating expenses	89	108	92	124
Loss from operations	(15)	(34)	(19)	(53)
Interest expense	—	—	—	(8)
Other income (expense), net	53	32	21	14
Income (loss) before income taxes	38	(2)	2	(47)
Income tax (expense) benefit	—	—	—	—
Income (loss) from continuing operations	38	(2)	2	(47)
Net income (loss) from discontinued operations, net of tax	—	(7)	(6)	(3)
Net income (loss)	38%	(8)%	(4)%	(50)%
____________
*Certain percentages may not foot due to rounding.

Comparison of the Three Months Ended September 30, 2025 and 2024
Revenue and Cost of Revenue

	Three Months Ended September 30,
	2025		2024		$ Change	% Change
	(In thousands)
Revenue:
Mortgage Suite	$17,735		$21,546		$(3,811)	(18%)
Consumer Banking Suite	12,724		9,520		3,204	34%
Professional Services	2,401		2,038		363	18%
Total revenue	32,860		33,104		(244)	(1%)
Cost of revenue:	8,404		8,604		(200)	(2%)
Gross profit and gross margin:	$24,456	74%	$24,500	74%	$(44)	—%
Total revenue decreased by $0.2 million, or 1%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
•Mortgage Suite revenue decreased by $3.8 million, or 18%, primarily due to a decrease in homeowner’s insurance revenue related to the Strategic Partnership and Sale of Insurance Business (Refer to Note 3, Revenue Recognition and Contract Costs), verification of income revenue in connection with transition to the partnership model, customer churn, and the impact of renewal pricing in one of our large contracts, partially offset by overall mortgage market growth.
•Consumer Banking Suite revenue increased by $3.2 million, or 34%, primarily due to deployments of several large customers, resulting in an increase in home equity and deposit account opening revenue.
•Professional Services revenue increased by $0.4 million, or 18%, primarily due to an increase in consulting services and an increase in professional services associated with the support of our platform.
Cost of revenue decreased by $0.2 million, or 2%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to a decrease in personnel related expenses attributable to a decrease in headcount related to our restructuring actions.

Gross profit and gross margin remained flat for the three months ended September 30, 2025 and 2024.
Operating Expenses

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$8,522	$10,127	$(1,605)	(16%)
Sales and marketing	7,873	9,473	(1,600)	(17%)
General and administrative	12,879	11,482	1,397	12%
Restructuring	93	4,701	(4,608)	(98%)
Total operating expenses	$29,367	$35,783	$(6,416)	(18%)
Research and Development
Research and development expenses decreased by $1.6 million, or 16%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily due to a $2.3 million decrease in personnel related expenses and a $0.8 million decrease in stock-based compensation expense attributable to a decrease in headcount, in each case, related to our restructuring actions, offset by a $1.4 million increase in the capitalization of internal-use software development costs.

Sales and Marketing
Sales and marketing expenses decreased by $1.6 million, or 17%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily due to a $1.4 million decrease in personnel related expenses attributable to a decrease in headcount related to our restructuring actions.
General and Administrative
General and administrative expenses increased by $1.4 million, or 12%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily due to a $1.8 million increase in stock-based compensation expense attributable to executive PSUs, partially offset by a $0.2 million decrease in personnel related expenses attributable to a decrease in headcount as well as a $0.3 million decrease in facilities costs, each related to our restructuring actions.
Restructuring
Restructuring expenses decreased by $4.6 million, or 98%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due to the 2024 workforce reduction plan being larger than the 2025 workforce reduction plan. The costs related to each workforce reduction plan included cash expenditures for compensation and severance payments, employee benefits, payroll taxes and related facilitation costs.
Other Income (Expense), net

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(In thousands)
Other income (expense), net	$17,348	$10,673	$6,675	63%
Other income (expense), net increased by $6.7 million, or 63%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due to a $16.6 million gain on investment on non-marketable equity securities due to an observable price change in three months ended September 30, 2025, partially offset by a $9.2 million gain on sale of insurance business during the three months ended September 30, 2024.
Income Tax Expense

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(In thousands)
Income tax expense	$(27)	$(21)	$(6)	29%
The increase in income tax expense for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was immaterial.

Comparison of the Nine Months Ended September 30, 2025 and 2024
Revenue and Cost of Revenue

	Nine Months Ended September 30,
	2025		2024		$ Change	% Change
	(In thousands)
Revenue:
Mortgage Suite	$50,334		$55,078		$(4,744)	(9%)
Consumer Banking Suite	33,776		24,199		9,577	40%
Professional Services	7,043		6,363		680	11%
Total revenue	91,153		85,640		5,513	6%
Cost of revenue:	24,433		24,757		(324)	(1%)
Gross profit and gross margin:	$66,720	73%	$60,883	71%	$5,837	10%
Total revenue increased by $5.5 million, or 6%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
•Mortgage Suite revenue decreased by $4.7 million, or 9%, primarily due to a decrease in homeowner’s insurance revenue related to the Strategic Partnership and Sale of Insurance Business (Refer to Note 3, Revenue Recognition and Contract Costs), verification of income revenue in connection with transition to the partnership model, customer churn, and the impact of renewal pricing in one of our large contracts, partially offset by overall mortgage market growth.
•Consumer Banking Suite revenue increased by $9.6 million, or 40%, primarily due to deployments of several large customers, resulting in an increase in home equity and deposit account opening revenue and an increase in attach rates of our digital closing solution.
•Professional Services revenue increased by $0.7 million, or 11%, primarily due to an increase in professional services associated with the support of our platform.
Cost of revenue decreased by $0.3 million, or 1%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily driven by a decrease in personnel related expenses attributable to a decrease in headcount related to our restructuring actions.

Gross profit increased by $5.8 million, or 10%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to increased revenue. Gross margin was 73% for the nine months ended September 30, 2025 compared to 71% for the nine months ended September 30, 2024. The increase in gross profit was primarily due to expanding Consumer Banking Suite revenue while decreasing cost of revenue as we continue to focus on operational efficiency.

Operating Expenses

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$23,375	$37,226	$(13,851)	(37%)
Sales and marketing	22,010	28,232	(6,222)	(22%)
General and administrative	37,723	35,211	2,512	7%
Restructuring	840	5,787	(4,947)	(85%)
Total operating expenses	$83,948	$106,456	$(22,508)	(21%)
Research and Development
Research and development expenses decreased by $13.9 million, or 37%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily due to a $4.0 million increase in the capitalization of internal-use software development costs, as well as a $6.7 million decrease in personnel related expenses and a $2.6 million decrease in stock-based compensation expense attributable to a decrease in headcount, in each case, related to our restructuring actions.
Sales and Marketing
Sales and marketing expenses decreased by $6.2 million, or 22%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily due to a $4.7 million decrease in personnel related expenses attributable to a decrease in headcount related to our restructuring actions and a $1.6 million decrease in commissions.
General and Administrative
General and administrative expenses increased by $2.5 million, or 7%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily due to a $3.7 million increase in stock-based compensation expense attributable to executive PSUs, a $1.0 million increase in professional and outside services costs, offset by a $2.6 million decrease in personnel related expenses related to our restructuring actions.
Restructuring
Restructuring expenses decreased by $4.9 million, or 85%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to the 2024 workforce reduction plan being larger than the 2025 workforce reduction plan. The costs related to each workforce reduction plan included cash expenditures for compensation and severance payments, employee benefits, payroll taxes and related facilitation costs.

Interest Expense

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(In thousands)
Interest expense	$—	$(6,747)	$6,747	(100%)
Interest expense decreased $6.7 million, or 100%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to the repayment of all remaining amounts outstanding and payable under the Credit Agreement in an aggregate amount of $146.1 million on April 29, 2024. The borrowings under the Credit Agreement accrued interest at a floating rate which could be, at our option, either (i) an adjusted Term SOFR rate for a specified interest period plus an applicable margin of 7.50% or (ii) a base rate plus an applicable margin of 6.50%. The effective interest rate on our Term Loan was approximately 14.55% as of April 29, 2024, the date of its termination.
Other Income (Expense), net

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(In thousands)
Other income (expense), net	$19,480	$11,874	$7,606	64%
Other income (expense), net increased by $7.6 million, or 64%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily due to a $16.6 million gain on investment on non-marketable equity securities due to an observable price change in nine months ended September 30, 2025, partially offset by a $9.2 million gain on sale of insurance business, a $4.4 million gain on investment on non-marketable equity securities due to an observable price change, and a $5.5 million loss on extinguishment of debt recognized in the nine months ended September 30, 2024.
Income Tax Expense

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(In thousands)
Income tax expense	$(98)	$(93)	$(5)	5%
The decrease in income tax expense for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was immaterial.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through proceeds from the issuance of our stock and warrants and cash generated from the sale of our product offerings, as well as debt financing. As of September 30, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $77.3 million. Cash and cash equivalents are comprised of bank deposits and money market funds. Marketable securities are comprised of U.S. treasury and agency securities, commercial paper, and corporate debt securities. Most of our cash and cash equivalents are held in the United States.

We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $1,388.3 million as of September 30, 2025. We may incur operating losses in the future due to the investments that we intend to make in our business and pressures on revenue growth due to the recent macroeconomic environment, and as a result, we may require additional capital resources to grow our business.

Share Repurchase Program
In August 2024, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock, in an aggregate amount up to $25 million. Repurchases may be made at out discretion from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our Class A common stock under this authorization. The share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. During the three and nine months ended September 30, 2025, we repurchased and retired 1,589,809 and 2,857,471 shares of our Class A common stock for $5.1 million and $9.2 million, respectively. As of September 30, 2025, approximately $15.8 million remained authorized and available under our share repurchase program for future share repurchases. Refer to Note 10, Stockholder’s Equity, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.
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

We believe that current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements, however, will depend on continued growth in our customer base, the timing and extent of spending to support our research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products and features, the continuing market adoption of Blend’s software platform, and the effectiveness of our efforts to improve cost efficiency. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights; additionally, we may repurchase shares of our Class A common stock from time to time under our share repurchase program. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition would be adversely affected. See the section titled “Risk Factors—Risks Related to Our Business and Operations—We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.”
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Net cash provided by (used in) operating activities - continuing operations	$12,060	$(5,023)
Net cash provided by investing activities - continuing operations	19,972	47,304
Net cash used in financing activities - continuing operations	(15,026)	(14,739)
Effect of exchange rates on cash, cash equivalents, and restricted cash	—	(5)
Net increase in cash, cash equivalents, and restricted cash - continuing operations	17,006	27,537
Net decrease in cash, cash equivalents, and restricted cash - discontinued operations	(1,710)	(3,455)
Net increase in cash, cash equivalents, and restricted cash	$15,296	$24,082

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

Net cash provided by operating activities for the nine months ended September 30, 2025 was $12.1 million and net cash used in operating activities for the nine months ended September 30, 2024 was $5.0 million. The change in cash from operations reflects our net loss adjusted for noncash items, such as charges associated with stock-based compensation, depreciation and amortization, gain on investment in equity securities, amortization of deferred contract costs, amortization of operating lease right-of-use assets, and amortization of debt discount and issuance costs on our long-term debt, and changes in operating assets and liabilities. Fluctuations in operating assets and liabilities are affected primarily by changes in trade and other receivables, prepaid expenses and other current assets, deferred contract costs, accrued compensation, deferred revenue, accounts payable and other liabilities.
Cash Provided by Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2025 was $20.0 million, which was primarily due to the sale of available-for-sale securities of $20.8 million and maturities of marketable securities of $44.2 million, offset by $30.5 million used in the purchase of marketable securities and $10.6 million in additions to property and equipment, primarily related to capitalized internal-use software development costs, and a $4.0 million investment in non-marketable equity securities.

Net cash provided by investing activities during the nine months ended September 30, 2024 was $47.3 million, which was primarily due to sales of marketable securities of $100.3 million, maturities of marketable securities of $41.9 million, proceeds from sale of insurance business of $9.1 million, offset by $96.4 million used in the purchase of marketable securities and $7.2 million in additions to property and equipment related to capitalized internal-use software development costs.
Cash Used in Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2025 was $15.0 million, primarily consisting of payment of taxes related to net share settlement of equity awards of $7.4 million and $9.1 million related to share repurchases, offset by $1.5 million proceeds from the exercises of stock options.

Net cash used in financing activities for the nine months ended September 30, 2024 was $14.7 million, primarily consisting of $144.5 million repayment of long-term debt, $9.5 million payment of issuance costs related to the Series A Preferred Stock and the Haveli Warrant, payment of taxes related to net share settlement of equity awards of $11.0 million, offset by $149.4 million proceeds from the issuance of Series A Preferred Stock and the Haveli Warrant, and proceeds from the exercises of stock options of $0.9 million.
Contingent Obligations
As of September 30, 2025, we did not have relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $55.0 million and marketable securities and other investments of $22.2 million as of September 30, 2025, which consisted of bank deposits, money market funds, U.S. treasury and agency securities and commercial paper. The cash and cash equivalents are held primarily for working capital purposes. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points change in interest rates during any of the periods presented would not have had a material impact on our investments.
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

Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective as of September 30, 2025.
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
Increasing interest rates have adversely impacted the spending levels of consumers and their ability and willingness to borrow money. In most cases, higher interest rates have led to higher loan rates charged to consumers, which has adversely affected the ability of our customers to generate volume and in turn, the number of transactions enabled through our platform and thus our ability to generate revenue from such transactions. As a result of high interest rates in recent periods, consumers and financial services firms were less inclined to borrow money for mortgages, and to refinance existing mortgages, which resulted in less engagement with our platform and/or our services. While, more recently, the Federal Reserve has lowered the federal funds rate significantly, any further actions by the Federal Reserve or consumers are speculative and difficult to predict with certainty. Further notwithstanding any improvement in interest rates, we have experienced in the past, and may continue to experience in the future, a reduction in the volume of transactions enabled through our platform and the value of title orders processed. In addition, while we have cut expenses to align our business to the operating environment and as we continue to evaluate our expense base going forward, revenue generated from such transactions may decline faster than our ability to reduce expenses, and such declines have and may continue to adversely affect our business, financial condition, and results of operations.
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
Historically, we have incurred net losses, and we may not be able to achieve or maintain profitability in the future. As of September 30, 2025, we had an accumulated deficit of $1,388.3 million. We expect to incur significant costs and invest significant additional funds towards sustaining and growing our business and operating as a public company. Further, we have expended and expect to continue to expend substantial financial and other resources on product development, including investments in our product, engineering, and design teams and the development of new products and new functionality for our existing products and our platform; our technology infrastructure, including systems architecture, management tools, scalability, availability, performance, and security, as well as disaster recovery measures; our sales, marketing, and customer success organizations; acquisitions or strategic investments; and general administration, including legal and accounting expenses. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. In addition, there can be no assurance that we will be able achieve our projected cost savings in connection with any of our previously announced workforce reductions. In the past, we have also incurred impairment charges that have adversely impacted our U.S. GAAP financial results. In addition, failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flows on a consistent basis. In light of increasing interest rates and other factors, the volume of transactions enabled through our platform and, as a result, revenue generated from such transactions, may decline faster than our ability to reduce expenses. Additionally, in an inflationary environment, our costs may increase, and we may not be able to increase the pricing of our products accordingly, which could adversely impact our financial performance. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
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
The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. For example, under provisions enacted in the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), beginning January 1, 2022, all U.S. and non-U.S. based research and experimental expenditures must be capitalized and amortized over five and fifteen years, respectively. The One Big Beautiful Bill Act ("OBBB"), enacted on July 4, 2025, revised these rules, permitting the deduction of certain U.S. research and development expenditures incurred in tax years beginning on or after January 1, 2025, but expenditures attributable to research and development conducted outside the U.S. must continue to be capitalized and amortized over a 15-year period. The OBBB also made changes to the calculation and deductibility of global intangible low-taxed income (renamed Net CFC Tested Income) and foreign-derived intangible income (renamed Foreign-Derived Deduction Eligible Income), in each case, a portion of which is generally deductible for U.S. federal income tax purposes for corporate taxpayers. Furthermore, on August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”), was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income, effective for tax years beginning after December 31, 2022, and a 1% excise tax on share repurchases occurring after December 31, 2022. While we are not immediately impacted by the IRA provisions, we will need to continue to monitor our business transactions to determine if any provisions under the IRA could impact our business in the future. As we expand the scale of our business activities, any changes in the U.S. and international taxation of such activities may increase our effective tax rate and harm our business, financial condition, and results of operations.
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

We have registered the term “Blend” in the United States, Canada, the United Kingdom, and the European Union, and as of September 30, 2025, we had pending trademark applications in the United States. We have also registered the term “Title365” in the United States. Additionally, we have registered domain names that we use in, or are related to, our business, most importantly blend.com and title365.com. Competitors have and may continue to adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. As of September 30, 2025, we had one issued patent in the United States. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Further, we may not timely or successfully apply for a patent or register our trademarks or otherwise secure our intellectual property. Our efforts to protect, maintain, or enforce our proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could adversely affect our business, financial condition, and results of operations.
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
Our Class A common stock has one vote per share, our Class B common stock has 40 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of December 31, 2023, Nima Ghamsari, Head of Blend, Co-Founder, and Chair of our board of directors, beneficially owns all of the issued and outstanding shares of our Class B common stock. As of September 30, 2025, the shares beneficially owned by Mr. Ghamsari represented approximately 33% of the total voting power of our outstanding capital stock, which voting power may increase over time as Mr. Ghamsari exercises equity awards and exchanges them for our Class B common stock under the Equity Exchange Agreement. If all such equity awards held by Mr. Ghamsari (including the Co-Founder and Head of Blend Long-Term Performance Award) had been exercised for cash as of September 30, 2025, Mr. Ghamsari would hold approximately 78% of the voting power of our outstanding capital stock. As a result, for the foreseeable future, Mr. Ghamsari will be able to significantly influence matters requiring approval by our stockholders, including the election of members of our board of directors, the adoption of amendments to our Amended and Restated Certificate of Incorporation and amended and restated bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Mr. Ghamsari may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interest. The concentration of control will limit or preclude your ability to influence corporate matters for the foreseeable future and could have the effect of delaying, preventing, or deterring a change in control of our company, could deprive you and other holders of Class A common stock of an opportunity to receive a premium for your Class A common stock as part of a sale of our company and could negatively affect the market price of our Class A common stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

No shares of our Class C common stock, which entitle the holder to zero votes per share (except as otherwise required by law), were issued and outstanding as of September 30, 2025 and we have no current plans to issue shares of Class C common stock. These shares will be available to be used in the future to further strategic initiatives, such as financings or acquisitions, or issue future equity awards to our service providers. Over time the issuance of shares of Class A common stock will result in voting dilution to all of our stockholders and this dilution could eventually result in Mr. Ghamsari and his affiliates holding a lower percentage of our total outstanding voting power. Because the shares of Class C common stock have no voting rights (except as required by law), the issuance of such shares will not result in further voting dilution, which would prolong the significant voting influence of Mr. Ghamsari. Further, the issuance of such shares of Class C common stock to Mr. Ghamsari would also delay the final conversion of all of our outstanding Class B common stock because shares of Class C common stock issued to Mr. Ghamsari would be counted when determining whether the 35% Ownership Threshold has been met. As a result, the issuance of shares of Class C common stock could prolong the duration of Mr. Ghamsari’s significant influence on the election of our directors and outcome of most matters submitted to a vote of our stockholders. In addition, we could issue shares of Class C common stock to Mr. Ghamsari and, in that event, he would be able to sell such shares of Class C common stock and achieve liquidity in his holdings without diminishing his voting control. Sales of significant amounts of stock by Mr. Ghamsari or changes in our capital structure, including as a result of the Final Conversion Date, could result in a change of control or cause volatility in our stock price and uncertainty. Any future issuances of shares of Class C common stock will not be subject to approval by our stockholders except as required by the listing standards of the New York Stock Exchange.
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
We are an emerging growth company, as defined in the JOBS Act, and have the option to utilize certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (A) following the fifth anniversary of the completion of our IPO, (B) in which we have total annual revenue of at least $1.235 billion, or (C) in which we are deemed to be a large accelerated filer, with at least $700 million of equity securities held by non-affiliates as of the prior June 30th, and (ii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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
The holders of our Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our Class A common stock on all matters submitted to a vote of the holders of our Class A common stock, which reduces the relative voting power of the holders of our Class A common stock. In addition, the conversion of our Series A Preferred Stock into Class A common stock or the exercise of the Haveli Warrant to purchase up to 11,111,112 shares of Class A common stock, at a purchase price of $4.50 per share of Class A common stock (the “Haveli Warrant”), would dilute the ownership interest of existing holders of our Class A common stock, and any conversion of the Series A Preferred Stock or exercise of the Haveli Warrant would increase the number of shares of our Class A common stock available for public trading, and which may adversely affect prevailing market prices of our Class A common stock.
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
ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the share repurchase activity for the three months ended September 30, 2025:

Period	Total Number of Shares Purchased (in thousands)(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
July 1 - 31	727	$3.46	727	$18.4
August 1 - 31	863	$2.95	863	$15.8
September 1 - 30	—	$—	—	$15.8
Total	1,590	$—	1,590	$15.8
(1) On August 6, 2024, our board of directors authorized the repurchase of up to $25.0 million of our Class A common stock. As of September 30, 2025, 2,857,471 shares were repurchased under the program. Refer to Note 10, Stockholders Equity, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part II, Item 8 of this Quarterly Report on Form 10-Q, for additional information.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Except as described below, during the three months ended September 30, 2025, none of our officers or directors, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or any “non Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

On August 13, 2025, Nima Ghamsari, our Head of Blend, terminated two Rule 10b5-1 trading arrangements previously adopted on December 13, 2024 and June 13, 2025, respectively. The terminated trading arrangements provided for the potential sale of up to an aggregate of 800,000 and 1,190,000 shares of our Class A common stock, respectively. The trading arrangements were intended to satisfy the affirmative defense of Rule 10b5-1(c).
On September 9, 2025, Oxana Tkach, our Head of Accounting and FP&A, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 81,250 shares of our Class A common stock, with the exact number of shares to be sold pursuant to Ms. Tkach’s trading arrangement to be determined based on market prices of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c). The duration of the trading arrangement is until July 31, 2026, or earlier if all transactions under the trading arrangement are completed.
On September 12, 2025, Winnie Ling, our Head of Legal and People, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 100,000 shares of our Class A common stock, with the exact number of shares to be sold pursuant to Ms. Ling’s trading arrangement to be determined based on market prices of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c). The duration of the trading arrangement is until June 30, 2026, or earlier if all transactions under the trading arrangement are completed.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
10.1+	Offer Letter between the Registrant and Jason Ream, dated August 6, 2025.
10.2+	Transition and General Release Agreement, dated October 3, 2025
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

BLEND LABS, INC.

Date:	November 6, 2025	By:	/s/ Nima Ghamsari
Nima Ghamsari
Head of Blend and Co-Founder
(Principal Executive Officer)

Date:	November 6, 2025	By:	/s/ Jason Ream
Jason Ream
Head of Finance
(Principal Financial Officer)