Form 10-K
period 2025-12-31
Blend Labs, Inc.
filed 2026-03-16
CIK 1855747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock as reported by the New York Stock Exchange on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $696.5 million. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 2, 2026, there were 253,858,348 shares of the registrant's Class A common stock outstanding, 3,256,385 shares of the registrant's Class B common stock outstanding, and no shares of the registrant's Class C common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

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
•our strategic initiatives and our beliefs and expectations regarding the impact of the strategic initiatives on our business;
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
•our ability to remediate the material weaknesses in our internal controls over financial reporting;
•our ability to maintain, protect, and enhance our intellectual property; and
•the increased expenses and obligations associated with being a public company, including the audit of our internal control over financial reporting.

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
4

PART I
ITEM 1. BUSINESS
Company Overview
Blend (NYSE: BLND) is on a mission to transform the financial services industry by making the process of obtaining a loan or opening an account as seamless and intuitive as modern e-commerce. Today’s consumers expect simplicity, hyper-personalization, and speed across every banking and lending interaction.

Our platform brings together the data, technology, and AI-powered architecture needed to streamline and personalize every step of origination. We help financial institutions deliver transparency, speed, and scale across all major product lines in home lending and consumer banking, supporting end-to-end mortgage applications, home equity, refinance, vehicle, credit card, personal loan, and deposit account opening.

By unifying complex processes into a single, intelligent system, we enable financial institutions to operate with greater efficiency and agility across any channel, while giving our customers the kind of modern, effortless experiences they expect.

Today, our software powers many of the nation’s most trusted financial institutions, including banks, credit unions, independent mortgage banks, and mortgage servicers.
Our Segments
We operate in a single operating segment and a single reporting segment. This reporting structure has been in place since we announced our decision to exit the title business in the first quarter of 2025 and classified the results of our previously reported Title segment as discontinued operations.

Our platform comprises a suite of products that power the origination process from back end workflows, Loan Team and Banker tools to consumer experience. Our growing suite of SaaS products currently enables digital-first consumer application journeys for mortgages, home equity loans and lines of credit, vehicle loans, personal loans, credit cards, and deposit accounts. Each of our products is guided by a workflow orchestration engine that leverages an extensive library of pre-defined rules that typically include data collection, verification checks, product selection, pricing, pre-approvals, disclosures delivery, addressing stipulations, and signing closing documents.

Our platform also includes Blend Builder, which offers modular components, integrations, and workflow configuration that enables creation of highly flexible product offerings as well as bespoke solutions for some of our more sophisticated institutions. After years of research and development, Blend Builder now powers the majority of our Consumer Banking products as well as our recently launched Rapid Home Lending products.

In 2025, our products within the Blend Platform segment helped financial services firms process nearly $1.3 trillion in loan applications. We bring together an extensive ecosystem of technology, data, and service providers through our software platform, enabling financial services firms to collaborate with third parties to provide best-in-class banking experiences to consumers. As we've expanded the set of financial products supported by our digital-first consumer journeys, the set of ecosystem providers applicable to a given loan transaction has continued to grow. As adoption of our software platform expands across diverse use cases, we are able to attract a broader range of ecosystem partners, which allows us to deliver more value to consumers and attract more financial services firms as customers. This creates a powerful network effect and differentiator for our business.

Strong customer relationships are the cornerstone of Blend’s success. We establish ourselves as a critical and long-term strategic partner to our customers by powering essential revenue-generating experiences, integrating our software into back office systems, and staffing teams chartered with increasing the value to the customer over time. Blend’s customer relationships grow as our platform is used for a broader range of products. Customers typically complete an initial deployment of one or two products and then add more products over time, building toward a unified consumer experience that supports multi-product journeys. As the adoption of our products grows, our customers also realize significant operational efficiencies and synergies, leveraging Blend as a unified platform to streamline processes and consolidate systems.

Our business model is designed to align our growth with our customers’ priorities through what we refer to as 'Success-Based Pricing'. We offer our products through software-as-a-service agreements, where fees are assessed based on completed transactions, such as a funded loan, new account opening, or closing transaction. We do not charge for abandoned or rejected applications, even though they cause us to incur costs. We also offer certain fixed-fee arrangements for unlimited access to our products within the Consumer Banking suite. Additionally, we generate revenue through integrated partnership models, where we earn a fixed or variable share of revenue from third-party providers for services facilitated through our platform, such as income and identity verification and homeowners and title insurance.
Our Solutions
Our platform is designed to power the end-to-end consumer journey for most banking products. From the moment a consumer starts an application for a loan or a deposit account to the moment they digitally sign their final documents, our software platform streamlines the process. Our technology, along with a growing ecosystem of pre-built integrations and configurable workflows, removes the limitations of our customers’ existing technology stack, empowering financial services firms to deliver personalized, proactive and simple experiences without sacrificing speed or quality.

Blend remains well positioned to benefit from the acceleration in digital transformation investment taking place across the financial services sector. Our software simplifies complex origination processes that can include hundreds of tasks and require interactions with dozens of external technology, data, and services providers. By automating these tasks and developing pre-built integrations, we help our customers potentially avoid years of expensive in-house software development and associated technical debt of supporting such systems, in addition to increasing productivity by freeing up resources for other initiatives.
Platform

Product Offerings
Blend Platform powers the mission-critical interface between financial services firms and consumers. Financial services firms can rapidly deploy our growing number of out-of-the-box, white-labeled products for:
•Mortgage — provides an end-to-end digital mortgage experience from application to close that simplifies and improves the homeownership journey.
•Home Equity — modernizes home equity line of credit and home equity loan origination experiences, delivering higher application submission rates and faster closings.
•Rapid Home Lending — enables highly streamlined end-to-end journeys for Refinance and Home Equity, maximizing conversions while improving unit cost economics.
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

In addition, we offer a suite of Close products to enhance consumers’ journeys to homeownership which are integrated into the end-to-end digital experience. These products streamline traditional, hybrid, and fully digital closing experiences for mortgages, home equity lines of credit, and home equity loans.
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
•Personal-based workspaces — our software platform provides omni-channel user experiences for a broad range of stakeholder personas, including consumers, loan officers, and bankers.

The modular components that make up our products generally fall under the categories of verification, decisioning, and workflow intelligence.
Verification Components
Our verification components leverage third-party partner integrations to automate confirmation tasks that are needed to underwrite a loan or approve the opening of a new deposit account. We have pre-built integrations with providers of technology and services to address requirements for:
•Identity verification — to help financial services firms reduce fraud risk and address compliance requirements for know-your-customer (KYC) and anti-money laundering (AML) laws, we have integrations that can capture data from government issued identification cards and engage third-party identity verification service providers.
•Income and employment verification — we integrate with income data providers to retrieve payroll information, enabling financial services firms to verify an applicant’s income and employment.
•Credit — our software platform allows financial services firms to retrieve credit reports from any of the three major credit bureaus and supports both soft and hard credit inquiries.
•Assets – our platform supports the automated retrieval of first and third-party asset data. This enables the generation of verified asset statements that qualify for Fannie Mae’s Day 1 Certainty (D1C) and Freddie Mac’s Asset and Income Modeler (AIM), providing our customers with earlier representation and warranty relief in the loan origination process.
Decisioning Components
Our decisioning components reduce the need for human intervention by automatically applying business rules throughout an application workflow configured by a financial services firm. Examples include:
•Pre-approvals — we automate the generation of a pre-approval decision when consumers meet specific underwriting criteria established by a financial services firm.
•Cross-selling — we enable financial services firms to achieve broader product awareness and consumer engagement by surfacing product offerings within the same digital application experience.
•Adverse actions — we automatically generate adverse action notifications for consumers that do not meet minimum credit criteria established by a financial services firm.

Intelligent Origination
We are embedding AI capabilities, which we refer to as Intelligent Origination, across our platform. This intelligence system is built deeply into our platform's execution layer, rather than as an ancillary "bolt-on" feature. The system is designed to interpret, reason about, and autonomously execute complex, end-to-end processes, enabling our platform to:
•Enhance existing product offerings — by applying AI directly to core processes, driving measurable outcomes in efficiency and automating complex, exception-rich tasks.
•Enable new product offerings — by delivering solutions that can autonomously handle more complex processes, creating a new operating model for lending and driving down operational costs.
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
APIs and Integrations
Through our open Application Programming Interfaces (“APIs”) we are able to seamlessly integrate the capabilities of technology, data, and service providers into our software platform. As we develop integrations with new partners, our customers can quickly experience the benefits across their product suite. In addition, financial services firms can use our APIs to develop integrations with the back office systems in their tech stack, creating a unified, agile architecture for powering superior consumer journeys.
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

Key elements of our partner ecosystem include:
•Technology Partners — we have built integrations with technology vendors including leading providers of customer relationship management platforms, loan origination systems, core banking systems, document generation systems, and pricing and product engines. These integrations accelerate our deployments and reduce the need for financial services firms to build their own integrations.
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

In 2025, 75.0% of our revenue was generated from 25 customers with more than $1 million each in revenue.
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

Our products are sold through a direct sales force that comprises new customer acquisition and existing customer growth teams. We use a “land and expand” approach to growing customer relationships, typically completing an initial deployment for one or two products and then adding more products over time.

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
Customer Success
We work in close partnership with our customers to help them rapidly deploy our solutions and realize value as quickly as possible from the breadth of our features. By investing deeply in the success of our customers, we seek to build a strong foundation for long-term relationships. Our customers are supported by a team of customer success managers, deployment and integration specialists. Most new customer deployments are completed within three to four months, including integrations to back-end systems. We often discount our deployment services during implementation to allow customers to engage with our platform and incentivize the customer to expand their investment in our products.

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
Competition
The primary competitors for our software platform include point solution vendors, providers of back office software with proprietary digital capabilities, and systems developed internally at financial services firms. We also expect new players to enter the market and existing companies to allocate more resources to develop and market products that compete with ours. We contract with several providers of back-office software for financial services firms in order to integrate our products with their software, and these providers may choose to offer competing software products. We believe we distinguish ourselves from the competition through the breadth of our product offerings, the flexibility of our platform architecture, our ability to support multi-product application experiences, the scale of our ecosystem, the service-provider marketplaces integrated into our product offerings, the size and scale of our customer base, and our ability to power superior end-to-end consumer journeys.

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

Intellectual Property
We believe that our success depends in part on our ability to protect our core technology and innovations. We rely on a combination of trademark, patent, copyright, and trade secret laws in the United States and other jurisdictions, as well as license agreements, contractual restrictions, non-disclosure agreements, intellectual property assignment agreements, and other contractual protections, to establish and protect our intellectual property rights. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties. However, we cannot guarantee that our contractual protections will be sufficient or that our employees, contractors, or third parties will not breach their confidentiality obligations. Though we rely in part upon these legal and contractual protections, we believe that factors such as the technological and creative skills of our personnel, creation of new services, features and functionality, and frequent enhancements to our software platform are more essential to establishing and maintaining our technology leadership position. In addition, we use open source software in our services. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our services.

As of December 31, 2025, we had one issued patent in the United States. We continue to evaluate our intellectual property portfolio, and may seek patent protection for additional intellectual property developed by us in the future. Additionally, we have registered the term “Blend” in the United States, Canada, the United Kingdom, and the European Union, and as of December 31, 2025, we had pending trademark applications in the United States. Furthermore, we have and will continue to evaluate, maintain, and register terms and logos that we use, or plan to use, as part of our business. We also have registered domain names that we use in, or are related to our business, most importantly www.blend.com.

We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. Furthermore, defending or enforcing our intellectual property rights is expensive and time-consuming, and we may be subject to claims that our technology or services infringe or misappropriate the intellectual property rights of others. For additional information, see the section titled “Risk Factors—Risks Related to Our Intellectual Property—Failure to adequately protect our intellectual property could adversely affect our business, financial condition, and results of operations.”
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
Data Privacy and Security
The data we collect, use, receive, and otherwise process is integral to our business, providing us with insights to improve our software platform and our products. Our collection, use, receipt, and other processing of data in our business subjects us to numerous U.S. state, federal, and foreign laws and regulations addressing privacy, data protection, information security, and the collection, storing, sharing, use, transfer, disclosure, protection and processing of certain types of data. Such regulations include, for example, GLBA, the Children’s Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, CAN-SPAM, Canada’s Anti-Spam Law, TCPA, FCRA, the FTC Act, the CCPA and its implementing regulations, the CPRA, and regulations of relevant regulatory authorities, including the New York Department of Financial Services. We work to comply with, and to help allow customers to comply with, applicable laws and regulations relating to privacy, data protection and information security. This helps underpin our strategy of building trust and providing a strong experience to customers.

Despite our efforts to comply with applicable laws, regulations, and other obligations relating to privacy, data protection, and information security, it is possible that our interpretations of the law, practices, or software platform could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations, or obligations. Our failure, or the failure by our partners, vendors, service providers, or customers, to comply with applicable laws or regulations or any other obligations relating to privacy, data protection, or information security, or any compromise of security that results in unauthorized access to, or use or release of personal information or other data relating to consumers or other individuals, or the perception that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing customers and consumers from using our software platform, or result in fines, investigations, or proceedings by governmental agencies and private claims and litigation, including class-action lawsuits and regulatory enforcement actions, any of which could adversely affect our business, financial condition, and results of operations

See the section titled “Risk Factors—Risks Related to Our Legal and Regulatory Environment—Changes in laws or regulations relating to privacy, information security, data protection or the protection or transfer of personal information, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations relating to privacy, information security, data protection or the protection or transfer of personal information, could adversely affect our business.” for additional information about our approach to laws and regulations relating to privacy, data protection, and information security.
Human Capital
Our people are central to our performance and long-term growth. We aim to attract, develop, and retain talent through a culture of ownership and inclusion and market-competitive compensation and benefits.

As of December 31, 2025, we had a total of 419 employees. Since April 2022, we have undertaken several workforce reduction actions as part of our broader efforts to improve cost efficiency and better align our operating structure with our business activities. We offered our terminated employees severance pay with continued health insurance coverage, COBRA pay, and outplacement services to assist them in finding their next opportunity. Other offerings included access to a Talent Network where they can register to share their resume with thousands of recruiters and companies looking for great talent and continued access to Blend’s employee assistance program, which offers free and confidential support and counseling to employees, their spouses, and their dependents.

Our employees are not represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and have maintained constructive relationships with our employees.
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
•We have identified two material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations;
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

The mortgage market is heavily influenced by government policies and overall economic conditions. The real estate environment, including interest rates and the general economic environment, typically impacts demand for mortgage and mortgage-related products. As a large portion of our revenue is driven by mortgage and mortgage-related transaction volumes, changes in mortgage origination volumes have had, and are likely to continue to have, material effects on our business. The number of mortgage loans and refinances has been and may continue to be affected by negative trends in the general economy in the United States and abroad, including conditions resulting from changes in gross domestic product, financial and credit market fluctuations, the potential recessionary environment and macroeconomic uncertainty, including as a result of increased tariffs, adverse impacts on trade relations, an economic downturn in the U.S. or globally, increased interest rates, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, increased unemployment, political turmoil, pandemics, natural catastrophes, warfare, such as ongoing global conflicts and the potential effects of sanctions, and terrorist attacks on the United States, Europe, the Middle East region, the Asia Pacific region or elsewhere, and any such decrease in mortgage origination volumes is likely to have an adverse impact on our business.
Increases in market interest rates have, and will likely continue to, adversely affect our business, financial condition, and results of operations.
Increasing interest rates have adversely impacted the spending levels of consumers and their ability and willingness to borrow money. In most cases, higher interest rates have led to higher loan rates charged to consumers, which has adversely affected the ability of our customers to generate volume and in turn, the number of transactions enabled through our platform and thus our ability to generate revenue from such transactions. As a result of high interest rates in recent periods, consumers and financial services firms were less inclined to borrow money for mortgages, and to refinance existing mortgages, which resulted in less engagement with our platform and/or our services. While, more recently, the Federal Reserve has lowered the federal funds rate significantly, any further actions by the Federal Reserve or consumers are speculative and difficult to predict with certainty. Further notwithstanding any improvement in interest rates, we have experienced in the past, and may continue to experience in the future, a reduction in the volume of transactions enabled through our platform. In addition, while we have cut expenses to align our business to the operating environment and as we continue to evaluate our expense base going forward, revenue generated from such transactions may decline faster than our ability to reduce expenses, and such declines have and may continue to adversely affect our business, financial condition, and results of operations.

Unfavorable conditions in our industry or the global economy or reductions in technology spending could limit our ability to grow our business and adversely affect our financial condition and results of operations.
Our results of operations have and are expected to continue to vary based on the impact of changes in our industry or the U.S. economy on us or our customers. Our revenue growth and potential profitability depend on demand for our solutions. Economic uncertainties have and could continue to adversely affect our business and results of operations. Negative conditions in the general economy in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, the potential recessionary environment and macroeconomic uncertainty, including as a result of increased tariffs and other adverse impacts on trade relations, increased interest rates, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, increased unemployment, political turmoil, pandemics, natural catastrophes, warfare, such as ongoing global conflicts and the potential effects of sanctions, and terrorist attacks on the United States, Europe, the Middle East region, the Asia Pacific region or elsewhere, has caused and could further cause a decrease in lending activity and business investments, including spending on technology, and as a result, negatively affect the growth of our business. To the extent our solutions are perceived by customers and potential customers as costly, or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general technology spending. Also, competitors, some of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be adversely affected.
We have a history of net losses, and we may not be able to achieve or maintain profitability in the future.
Historically, we have incurred net losses, and we may not be able to achieve or maintain profitability in the future. As of December 31, 2025, we had an accumulated deficit of $1,391.8 million. We expect to incur significant costs and invest significant additional funds towards sustaining and growing our business and operating as a public company. Further, we have expended and expect to continue to expend substantial financial and other resources on product development, including investments in our product, engineering, and design teams and the development of new products and new functionality for our existing products and our platform; our technology infrastructure, including systems architecture, management tools, scalability, availability, performance, and security, as well as disaster recovery measures; our sales, marketing, and customer success organizations; acquisitions or strategic investments; and general administration, including legal and accounting expenses. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. In addition, there can be no assurance that we will be able achieve our projected cost savings in connection with any of our previously announced workforce reductions. In the past, we have also incurred impairment charges that have adversely impacted our U.S. GAAP financial results. In addition, failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flows on a consistent basis. In light of increasing interest rates and other factors, the volume of transactions enabled through our platform and, as a result, revenue generated from such transactions, may decline faster than our ability to reduce expenses. Additionally, in an inflationary environment, our costs may increase, and we may not be able to increase the pricing of our products accordingly, which could adversely impact our financial performance. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
A large percentage of our revenue is concentrated with a small number of key customers, and if our relationships with any of these key customers were to be terminated or the level of business with them significantly reduced over time, our business, financial condition, results of operations, and future prospects would be adversely affected.
Historically, a relatively small number of our customers have accounted for a significant portion of our revenue. For 2025, our top five customers accounted for 39% of revenue, and as of December 31, 2025, we had 25 customers generating more than $1 million in annual revenue, which represented 75% of revenue in 2025. The concentration of a significant portion of our business and transaction volume with a limited number of customers, or type of customer or industry, exposes us disproportionately to any of those customers choosing to no longer partner with us or choosing to partner with a competitor, to the economic performance or market share of those customers or industry, including as a result of challenger banks or technology disruptors, or to any events, circumstances, or risks affecting such customers or industry. Additionally, because we do not have long-term contractual financial commitments with many of our customers, a material modification in the financial operations of a key customer could affect our transaction volume with that customer and therefore our revenue growth. Further, our customers may engage in mergers, acquisitions or consolidations with each other, our competitors or with third parties, any of which could be disruptive to our existing and prospective relationships with our customers and could adversely affect our revenue. If we are unable to continue to increase the number of other customers on our platform or if any of our key customers were to suspend, limit, or cease their operations or otherwise terminate their relationship with us or lose market share, our business, financial condition, and results of operations would be adversely affected.
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
The market in which we operate is intensely competitive and characterized, dependent on continued acceleration in digital technology, by shifting user preferences, fragmentation, and frequent introductions of new services and offerings. The primary competitors for our software platform include point solution vendors, providers of back office software with proprietary digital capabilities, and systems developed internally at financial services firms. Our current and future competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, greater category share in certain markets, market-specific knowledge, established relationships with financial services firms, including those with larger market share than our customers, and larger existing user bases in certain markets, more successful marketing capabilities, and substantially greater financial, technical, and other resources than we have. Greater financial resources and product development capabilities, particularly in a fluctuating macroeconomic environment, may allow these competitors to respond more quickly to new or emerging technologies and changes in financial services firm preferences that may render our platform less attractive or obsolete. Our competitors may also make acquisitions or establish cooperative or other strategic relationships among themselves or with others, introduce new offerings with competitive price and performance characteristics or undertake more aggressive marketing campaigns than ours. Additionally, many of our competitors are well capitalized and offer discounted services, lower pricing, incentives, discounts and promotions, and innovative platforms and offerings, which may be more attractive than those that we offer. Further, our customers may decide to develop their own solutions that compete with ours.

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
•accurately forecast the timing of anticipated acceleration in digital technology in the industries in which we operate;
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
•our ability to maintain or increase loan volumes, transactions processed, platform utilization, and improve loan mix;
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
•the impact of worldwide economic conditions, including economic slowdowns as a result of the imposition of tariffs or other impacts on trade relations, changes in market interest rates, recessions, housing affordability, and tightening of credit markets, including due to ongoing global conflict and war;
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
We have in the past, and may in the future, expand, diversify or streamline our operations with strategic acquisitions or dispositions or entry into partnerships, strategic collaborations, joint ventures, or licensing arrangements and investments in and with companies, businesses, personnel, and technologies in the future. For example, in 2024, we entered into a strategic partnership with Covered Insurance Solutions, and in March 2026, we completed the sale of substantially all the assets and liabilities of our title insurance business to Covius Services, LLC (the “Purchaser”). Each transaction requires unique approaches to integration due to, among other reasons, the structure of the transaction, the integration of technology, the size, locations, and cultural differences among their teams and ours, and has required, and will continue to require, attention from our management team. Such transactions may also require additional management resources to integrate more significant and often more complex businesses into our company and restructure operations. During the pendency of a divestiture, we may be subject to risks related to a decline in the business, loss of employees, customers, or suppliers, and that the transaction may not close, which could have a material and adverse effect on the business to be divested and on us.

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

Even if we are able to complete an acquisition, partnership, or investment, our future success depends in part on our ability to integrate any future acquisitions and manage any investments, businesses, and entry into partnerships effectively, and we can provide no assurance that such acquired businesses, or any investment or strategic transaction that we enter into, will be successfully integrated into our business, generate revenue, or achieve any expected benefits on a timely basis or at all. Additionally, following completion of an acquisition, we may still be subject to certain liabilities in connection with any such transaction. For example, in connection with our completed sale of substantially all the assets and liabilities of our title insurance business to the Purchaser, we may be required to indemnify the Purchaser for certain liabilities, which may be greater than we expect and may require significant management time and attention.

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
We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, receive, use, transmit, store, and otherwise process large amounts of sensitive information, including personal information, credit information, and other sensitive and confidential information of consumers. It is critical that we do so in a manner designed to maintain the confidentiality, integrity, and availability of such sensitive information. Additionally, in the ordinary course of our business, we collect, store, transmit, and otherwise process large amounts of confidential business information, including intellectual property, proprietary corporate and business information, and other confidential information. We also have arrangements in place with certain of our partners, vendors, and other service providers that require us to share certain information we maintain and otherwise process, including consumer information, with them. Certain elements of our operations (including elements of our information technology infrastructure) rely on third parties, and as a result, we use numerous third-party service providers that may have access to our computer networks and sensitive or confidential information. In addition, many of those third parties may subcontract or outsource some of their responsibilities to other third parties. Our information technology systems, including the functions of third parties that are involved with or have access to those systems, are large and complex, with many points of entry and access. Our systems and those of our third-party service providers are vulnerable to and have been, and may be subject to unintentional, inadvertent, or malicious, internal and external cyberattacks and other means of compromising the security, integrity, or availability of systems and data, including hacking, intrusions, malware, ransomware and other malicious code, social engineering attacks, phishing and spearphishing attempts, fraudulent inducement, electronic fraud (including attempts to misrepresent personal or financial or information to obtain loans or other financial products), wire fraud attempts to overload our servers with distributed denial-of-service attacks, employee theft, error, or malfeasance, unauthorized access by third parties (including foreign governments or state actors with significant financial and technological resources) or internal actors, or other attacks, and other types of disruptions, exposure, and security breaches and incidents. Any vulnerabilities can be exploited from inadvertent or intentional actions of our employees, partners, vendors, service providers, customers, or by malicious third parties. While we take steps to ensure any such vulnerabilities are patched in our systems, but we cannot guarantee that all vulnerabilities have been patched in every system upon which we are dependent or that additional vulnerabilities of other software upon which we rely will not be discovered. Additionally, to the extent manual processes are involved in the handling of sensitive information, such sensitive information could be inadvertently misdirected despite our training and quality assurance precautions. While we have taken steps to protect the sensitive and confidential information that we have access to and have implemented multiple overlapping controls to reduce risk of a single control failure, our security measures or those of our partners, vendors, or other service providers could be breached or we could suffer data loss, unavailability, corruption, or unauthorized use or other processing, or unauthorized access to or other compromises of our platform or the systems or networks used in our business.
Cybersecurity risks for the financial services industry have increased significantly in recent years due to new technologies, increasing reliance on technology, and increasing sophistication of organized crime, hackers, and other actors. Cyberattacks are increasing in frequency, levels of persistence, sophistication and intensity, and techniques used to obtain unauthorized access or to sabotage systems change frequently and may not be known until they are launched against a target. We and our partners, vendors, and other service providers may be unable to anticipate or prevent these attacks, react in a timely manner, or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other privacy- and security-related incidents. These security risks that we and our partners, vendors, and other service providers face have been heightened by an increase in employees and service providers working remotely. Additionally, these risks may be elevated in connection with geopolitical events.

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

We have made, and intend to continue to make in the future, substantial investments in our technology, customer service, risk, sales and marketing infrastructure. Our ability to manage our growth and business operations effectively and to integrate new employees, technologies, and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to effectively integrate, develop, and motivate employees, while maintaining the beneficial aspects of our culture. Continued growth could challenge our ability to develop and improve our information technology infrastructure and our operational, financial, and management controls, enhance our reporting systems and procedures, recruit, train, and retain highly skilled personnel and maintain user satisfaction. Additionally, if we do not manage the growth of our business and operations effectively, the quality of our platform and the efficiency of our operations could suffer, which could adversely affect our reputation, business, financial condition, and results of operations. For example, in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2025, we identified two material weaknesses in our internal control over financial reporting. Our failure to implement and maintain effective internal control over financial reporting or remediate the material weaknesses in a timely manner could result in errors in our consolidated financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and could cause a decline in the price of our Class A common stock. We will need to continue to improve our operational and financial infrastructure in order to manage our business effectively and accurately report our results of operations.
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
Certain of the metrics that we present, including herein are calculated using internal company data that has not been independently verified, data from third-party attribution partners, or unaudited financial information of companies that we have acquired or partnered with. While these metrics and figures are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring these metrics and figures across our client base and user base. Additionally, certain figures relating to our strategic acquisitions and partnerships are based on unaudited financial information that has been prepared by the management of such companies and has not been independently reviewed or audited. We cannot assure you that such financial information would not be materially different if such information was independently reviewed or audited. We regularly review and have in the past, and may in the future, adjust our processes for calculating our metrics and other figures to improve their accuracy, but these efforts may not prove successful and we may discover material inaccuracies. In addition, our methodology for calculating these metrics may differ from the methodology used by other companies to calculate similar metrics and figures. We may also discover unexpected errors in the data that we are using that resulted from technical or other errors, or we may determine that third party data we relied upon is not accurate or does not accurately reflect our business. If we determine that any of our metrics or figures are not accurate, we may be required to revise or cease reporting such metrics or figures. Any real or perceived inaccuracies in our metrics and other figures could adversely affect our reputation and our business.

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
Our industry has been experiencing an increasing number of fraudulent activities by third parties, and those fraudulent activities are becoming increasingly sophisticated. Although we do not believe that any of this activity is uniquely targeted at our platform or business, this type of fraudulent activity may adversely affect us. In addition to any losses that may result from such fraud, which may be substantial, a loss of confidence by our customers, or governmental agencies in our ability to prevent fraudulent activity that is perpetrated through our software platform or business may seriously harm our business and damage its brand. As fraudulent activities become more pervasive and increasingly sophisticated, and fraud detection and prevention measures must become correspondingly more complex to combat them across the various industries in which we operate, we may implement risk control mechanisms that could make it more difficult for legitimate users to obtain access to and use our platform, which could result in lost revenue and adversely affect our business, financial condition, and results of operations. High profile fraudulent activity or significant increases in fraudulent activity could also lead to regulatory intervention, negative publicity, and the erosion of trust from our customers and consumers, and our business, financial condition, and results of operations could be adversely affected.

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
We have identified two material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2025, we identified two material weaknesses in our internal controls over financial reporting related to (i) the completeness and accuracy of data flows used to record revenue and (ii) information technology (“IT”) general controls for certain information systems that support our revenue and related financial reporting processes that are relevant to the preparation of our financial statements and the effectiveness of IT-dependent controls. See “Item 9.A–Controls and Procedures in this Annual Report on Form 10-K.” A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We are taking measures to remediate the material weaknesses. With respect to the completeness and accuracy of data flows used to record revenue, we are designing and implementing procedures to ensure the completeness and accuracy of revenue data flows and automated data transformations, the accuracy of pricing, and the accuracy of customer order information used in revenue recognition. With respect to the IT general controls over information systems in our revenue process, we are designing and implementing more rigorous controls over user access reviews and program change management controls, as well as the monitoring of data processing and transfer. Although we believe these measures will remediate the material weaknesses, there can be no assurance that the material weaknesses will be remediated on a timely basis or at all, or that additional material weaknesses will not be identified in the future. If we are unable to remediate the material weaknesses, or if we experience additional material weaknesses, our ability to record, process, and report financial information accurately, and to prepare financial statements within the time periods specified by the rules of the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of our Class A common stock.
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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems does not perform as expected, we may experience material weaknesses in our controls. In this regard, in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2025, we identified two material weaknesses in our internal control over financial reporting. See “We have identified two material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.”

Our internal resources and personnel may in the future be insufficient to avoid accounting errors, and there can be no assurance that we will not have additional material weaknesses in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange. As a public company, we are required to comply with the SEC rules that facilitate the implementation of Section 404 of the Sarbanes-Oxley Act.

We are required to provide an annual management report. However, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an emerging growth company as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). We expect that we will remain an emerging growth company until December 31, 2026. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our Class A common stock.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our results of operations could be adversely affected.
The preparation of financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported and disclosed in our financial statements and accompanying notes. We base our estimates and assumptions on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, valuations of acquired intangible assets and redeemable noncontrolling interest, and common stock valuations. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our Class A common stock.

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

In addition to the laws, regulations, and rules that apply to our customers, and that we facilitate compliance with, we, in our capacity as a service provider to financial services firms and as a provider of marketplace services directly to consumers, and our partners, vendors, and other service providers, may be deemed to be subject to certain laws, regulations, and rules through our relationships with our customers including RESPA, FCRA, FTC Act, GLBA, FHA, TCPA, CAN-SPAM, TSR, ESIGN Act, ADA, OFAC, and state-specific laws and regulations, including those that impose requirements related to unfair or deceptive business practices and consumer protection, as well as other state laws relating to privacy, information security, and conduct in connection with data breaches. We may also be examined on a periodic basis by various regulatory agencies and may be required to review certain of our partners, vendors, or other service providers. These potential examinations may lead to increased regulatory compliance efforts that are time-consuming and expensive operationally. Matters subject to review and examination by federal and state regulatory agencies and external auditors include our internal information technology controls in connection with our performance of services, the agreements giving rise to these activities, and the design of our platform. Any inability to satisfy these examinations and maintain compliance with applicable regulations could adversely affect our ability to conduct our business, including attracting and maintaining customers. In addition, as a result of our business relationships, we may also be subject to direct or indirect supervision and examination by various authorities. For example, through contractual obligations to our customers that are banks, we are subject to their risk management standards for third-party relationships in accordance with federal bank regulatory guidance and examinations by the federal banking regulators. Should we or our bank customers be unable to satisfy these standards, we may have to discontinue certain relationships, and our business, financial condition, and results of operations may be adversely affected.

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

The CCPA went into effect on January 1, 2020, and, among other things, requires certain disclosures to California consumers and affords such consumers certain data privacy rights. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties of up to $7,500 per violation. The CCPA also provides a private right of action for certain data breaches that may increase data breach litigation. Additionally, the CPRA was approved by California voters in November 2020, and significantly modified the CCPA, including expanding California consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and engage in enforcement efforts. The CPRA created obligations relating to consumer data beginning on January 1, 2022 and it became effective on January 1, 2023. Numerous states have proposed, and in certain cases enacted, legislation addressing privacy and data security that in many cases are similar to the CCPA and CPRA. For example, Connecticut, Virginia, Colorado, and Utah have enacted legislation similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that took effect in 2024; Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, and Tennessee have enacted similar legislation that took effect in 2025; and Indiana, Kentucky, and Rhode Island have enacted similar legislation that has taken or will take effect in 2026. The California Age-Appropriate Design Code Act (“CAADCA”), which expands the CPRA for businesses with websites that are likely to be accessed by children, was signed into law on September 15, 2022 and went into effect on July 1, 2024. New York enacted a law in June 2024 that, upon becoming effective on June 20, 2025, among other things, prohibits covered “operators” from collecting, using, sharing, and selling personal data of individuals under 18 years of age unless it is strictly necessary, as specified in such legislation, or where informed consent is obtained in accordance with specified requirements. This includes, in the case of individuals under 13 years of age, obtaining parental consent in a manner compliant with the Children’s Online Privacy Protection Act (“COPPA”). Numerous other states have considered, and in certain cases enacted, laws that implement restrictions or prohibitions on the collection, use, or other processing of data relating to individuals under 18 years of age. The FTC also has proposed significant updates to its rules implementing COPPA that, among other changes, would create new obligations, and strengthen certain existing obligations, relating to the collection and other processing of personal information from individuals under 13 years of age.

The CCPA, CPRA, CAADCA, COPPA, other new and evolving state legislation, and other changes in laws or regulations relating to privacy, data protection, and information security, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of laws or regulations, that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer, or disclosure, could add additional complexity and variations in requirements, restrictions, and legal risks, greatly increase the cost of providing our platform, require significant changes to our operations and additional investment of resources, impact strategies and the availability of previously useful data for processing, or prevent us from providing our platform in jurisdictions in which we currently operate and in which we may operate in the future. Certain other state laws impose similar privacy, data protection, and information security obligations and we also expect that more states may enact new legislation to provide consumers with new privacy rights and increase the privacy, data protection, and information security obligations of entities handling certain personal information of such consumers. In addition, some jurisdictions, such as New York, Massachusetts, and Nevada have enacted more generalized information security laws that apply to certain data that we process. The U.S. federal government also has proposed legislation relating to privacy and data security, and the U.S. Department of Justice has issued rules restricting certain bulk transfers of sensitive personal information. We cannot yet fully determine the impact these or future laws, rules, regulations, and industry standards may have on our business or operations. Any such laws, rules, regulations, and industry standards may be inconsistent, subject to differing interpretations, or may conflict, or be alleged to conflict, with our current or future practices. Additionally, our customers may be subject to differing privacy laws, rules, and legislation, or self-regulatory principles, codes, or other obligations, which may cause them to require us to be bound by varying contractual requirements, including certain requirements applicable to other jurisdictions. Adherence to such contractual requirements may impact our collection, use, storage, sharing, disclosure, and processing of various types of information and may mean we become bound by, or voluntarily comply with, self-regulatory or other industry standards, or other actual or asserted obligations, relating to these matters that may further change as laws, rules, and regulations evolve. Complying with these requirements and other actual or asserted obligations, and changing our policies and practices may be onerous and costly, and we may not be able to respond quickly or effectively to regulatory, legislative and other developments. These changes may in turn impair our ability to offer our existing or planned products and services and/or increase our cost of doing business.

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
As of December 31, 2025, we had net operating loss carryforwards, (“NOLs”), for federal and state income tax purposes of approximately $636.3 million and $434.5 million, respectively, available to reduce future taxable income. The federal net operating losses generated before 2018 will begin to expire in 2028. The federal net operating losses generated in and after 2018 may be carried forward indefinitely. The expiration of state NOL carryforwards vary by state and begin to expire in 2026. Further, as of December 31, 2025, we had research and development tax credits carryforwards for federal and state income tax purposes of approximately $25.7 million and $14.1 million, respectively, available to reduce future tax liabilities. Federal research and development tax credits will begin to expire in 2033 and the state research and development tax credits can be carried forward indefinitely. It is possible that we will not generate taxable income in time to use NOLs or tax credits before their expiration, or at all. Under Section 382 and Section 383 of the Internal Revenue Code of 1986 (as amended, the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including research and development tax credits, to offset its post-change income or taxes may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to annual limitations as a result of ownership changes that may occur in the future (which may be outside our control).

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
We rely on a wide variety of data sources to provide our services and products, including data collected from applicants and borrowers, credit bureaus, payroll providers, data aggregators, and unaffiliated third parties. If we are unable to access and use data collected from or on behalf of applicants and borrowers, or other third-party data, or our access to such data is limited, our ability to provide our services and enable our customers to verify applicant data would be compromised. Any of the foregoing could negatively impact the consumer experience of our platform, the volume of loans enabled through our platform, the delivery of certain services and the degree of automation in our application process and on our platform.

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

We have registered the term “Blend” in the United States, Canada, the United Kingdom, and the European Union, and as of December 31, 2025, we had pending trademark applications in the United States. Additionally, we have registered domain names that we use in, or are related to, our business, most importantly blend.com. Competitors have and may continue to adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. As of December 31, 2025, we had one issued patent in the United States. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Further, we may not timely or successfully apply for a patent or register our trademarks or otherwise secure our intellectual property. Our efforts to protect, maintain, or enforce our proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could adversely affect our business, financial condition, and results of operations.

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
Our Class A common stock has one vote per share, our Class B common stock has 40 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of December 31, 2025, Nima Ghamsari, Head of Blend, Co-Founder, and Chair of our board of directors, beneficially owns all of the issued and outstanding shares of our Class B common stock. As of December 31, 2025, the shares beneficially owned by Mr. Ghamsari represented approximately 31% of the total voting power of our outstanding capital stock, which voting power may increase over time as Mr. Ghamsari exercises equity awards and exchanges them for our Class B common stock under the Equity Exchange Agreement. If all such equity awards held by Mr. Ghamsari (including the Co-Founder and Head of Blend Long-Term Performance Award) had been exercised for cash as of December 31, 2025, Mr. Ghamsari would hold approximately 82% of the voting power of our outstanding capital stock. As a result, for the foreseeable future, Mr. Ghamsari will be able to significantly influence matters requiring approval by our stockholders, including the election of members of our board of directors, the adoption of amendments to our Amended and Restated Certificate of Incorporation and amended and restated bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Mr. Ghamsari may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interest. The concentration of control will limit or preclude your ability to influence corporate matters for the foreseeable future and could have the effect of delaying, preventing, or deterring a change in control of our company, could deprive you and other holders of Class A common stock of an opportunity to receive a premium for your Class A common stock as part of a sale of our company and could negatively affect the market price of our Class A common stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

No shares of our Class C common stock, which entitle the holder to zero votes per share (except as otherwise required by law), were issued and outstanding as of December 31, 2025 and we have no current plans to issue shares of Class C common stock. These shares will be available to be used in the future to further strategic initiatives, such as financings or acquisitions, or issue future equity awards to our service providers. Over time the issuance of shares of Class A common stock will result in voting dilution to all of our stockholders and this dilution could eventually result in Mr. Ghamsari and his affiliates holding a lower percentage of our total outstanding voting power. Because the shares of Class C common stock have no voting rights (except as required by law), the issuance of such shares will not result in further voting dilution, which would prolong the significant voting influence of Mr. Ghamsari. Further, the issuance of such shares of Class C common stock to Mr. Ghamsari would also delay the final conversion of all of our outstanding Class B common stock because shares of Class C common stock issued to Mr. Ghamsari would be counted when determining whether the 35% Ownership Threshold has been met. As a result, the issuance of shares of Class C common stock could prolong the duration of Mr. Ghamsari’s significant influence on the election of our directors and outcome of most matters submitted to a vote of our stockholders. In addition, we could issue shares of Class C common stock to Mr. Ghamsari and, in that event, he would be able to sell such shares of Class C common stock and achieve liquidity in his holdings without diminishing his voting control. Sales of significant amounts of stock by Mr. Ghamsari or changes in our capital structure, including as a result of the Final Conversion Date, could result in a change of control or cause volatility in our stock price and uncertainty. Any future issuances of shares of Class C common stock will not be subject to approval by our stockholders except as required by the listing standards of the New York Stock Exchange.
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

•general economic conditions and slow or negative growth of our markets; and
•other events or factors, including those resulting from war, incidents of terrorism, natural disasters, public health concerns or epidemics and ongoing geopolitical conflicts and wars.

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
We are an emerging growth company, as defined in the JOBS Act, and have the option to utilize certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We expect that we will remain an emerging growth company until December 31, 2026.

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

We conduct annual risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks. We also utilize threat modeling to evaluate changes to our applications or environments for new threats or risks, and our cybersecurity team monitors the threat landscape regularly using security industry sources and external threat intelligence information. Blend conducts daily vulnerability assessments, prioritizes remediation, and engages in routine system and application patching as well as other proactive measures, where deemed appropriate, to mitigate reasonably foreseeable risks.

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

ITEM 2. PROPERTIES
We lease offices in Novato, California, Raleigh, North Carolina and Bengaluru, India. We have supplemented our leased space with temporary or on demand available space in Mexico City, Mexico. We do not own any real property. We believe that our current facilities are adequate to meet our current needs, and we believe we can acquire suitable additional or alternative space as needed.
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
Holders of Record
As of March 02, 2026, there were 150 stockholders of record of our Class A common stock. The number of beneficial owners of our Class A common stock is substantially greater than the number of record holders because a large portion of our Class A common stock is held in street name by brokers and other intermediaries. As of March 02, 2026 there were two record holders of warrants to purchase our Class A common stock.

As of March 02, 2026, there were 2 stockholders of record of our Class B common stock. All shares of our Class B common stock are beneficially owned by Nima Ghamsari.

As of March 02, 2026, there were no holders of our Class C common stock.
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
Stock Performance Graph
The following graph compares the cumulative total shareholder return from July 16, 2021, the date on which our Class A common stock commenced trading on the New York Stock Exchange, and its relative performance through December 31, 2025 of (i) our Class A common stock, (ii) the Russell 2000 Stock Index (“S&P 500 Index”) and (iii) the Standard and Poor's 1500 Application Software Index (“S&P Application Software”). The stock performance graph and table assume an initial investment in our Class A common stock and in each index of $100 on July 16, 2021.

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

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE IPO
Among Blend Labs, Inc., the Russell 2000 Index and the S&P 1500 Application Software Index.

$150
$100
$50
$—
7/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
3/24
6/24
9/24
12/24
3/25
6/25
9/25
12/25
Blend Labs, Inc.
Russell 2000
S&P 1500 Application Software Index

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the share repurchase activity for the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (in thousands)(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
October 1-31	386	$3.41	386	$14.5
November 1-30	3,840	$3.04	3,840	$2.8
December 1-31	896	$3.19	896	$—
Total	5,122	—	5,122	$—
(1) On August 6, 2024, our board of directors authorized the repurchase of up to $25.0 million of our Class A common stock. In connection with this authorization, we have entered into Rule 10b5-1 plans. As of December 31, 2025, all available repurchases have been made under the program. Refer to Note 10, Stockholders’ Equity, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for additional information.
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
This section of this Annual Report on Form 10-K generally discusses fiscal years 2025 and 2024 items and year-to-year comparisons between fiscal years 2025 and 2024. Discussions of fiscal year 2023 items and year-to-year comparisons between fiscal years 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 13, 2025.
During the first quarter of 2025, we classified the results of our previously reported Title segment as discontinued operations in accordance with ASC 205-20. Accordingly, the financial results and related discussion for all periods presented reflect continuing operations only and exclude the results of the Title segment, which are separately presented as discontinued operations elsewhere in this Annual Report on Form 10-K. The 2024 financial results presented herein have been recast to conform to this presentation. As a result, the 2024 figures discussed in this section are not directly comparable to those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 13, 2025, where the Title segment was presented as a consolidated operating segment. Refer to Note 16, "Assets Held for Sale and Discontinued Operations," to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding the discontinued operations.
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

The development of our business reflects ongoing product innovation as we continue to attract financial services firms to our software platform and grow with them as they serve consumers. Financial services firms have been shifting for years to a digital-first approach to acquiring consumers, delivering products, and deepening existing consumer relationships. This imperative to compete through digital-first consumer experiences creates a compelling opportunity for Blend. We believe there is a large, untapped opportunity to provide additional product offerings and drive increased transaction volume for financial institutions and consumers using our software platform.

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
Our Business Model
Our success-based business model is designed to align our growth with the interests of our customers. We offer our products through software-as-a-service agreements where fees are assessed based on completed transactions, such as a funded loan, new account opening, or API call. For those products that involve a loan or deposit account application, we do not charge for abandoned applications or rejected applications, even though they cause us to incur costs. We provide the platform, including Blend Builder, under (a) subscription arrangements, in which customers commit to a minimum number of completed transactions at specified prices over the contract term, (b) usage-based arrangements, in which customers pay in arrears a variable amount for completed transactions at a specified price, (c) a fixed price, which provides stand-ready access to one or more of our products and services, or (d) consumption-based arrangements, in which customers commit to a certain amount of consumption at specified prices and prepay a fixed amount in advance of their consumption. Completed transaction fees are determined by the number and type of software platform components that are needed to support each product offering. Completed transaction fees are not impacted by the dollar size of transactions; however, we provide volume-based discounts to customers as they complete a higher volume of transactions on our software platform. Customers also have the opportunity to secure volume-based discounts determined by the size and length of contractual commitments. We may earn additional overage fees if the number of completed transactions exceeds contractual minimums or commitments for customers who elect to enter into subscription or consumption-based agreements, respectively. Other than our usage-based arrangements pursuant to which customers pay for a variable amount of completed transactions, our subscription and consumption-based agreements are generally non-cancelable during the contract term. Our usage-based arrangements generally can be terminated at any time by the customer. With our success-based business model, we are focused on driving revenue growth by enabling our customers to more efficiently process and complete transactions using our software platform.

We focus on customer success to drive transaction volumes and opportunities for follow-on sales. Our products are sold through a direct sales force that continues to manage customer relationships on an ongoing basis post-sale. Customers often complete an initial deployment for one or two products and may then add more products over time. We have demonstrated a flexible land-and-expand strategy, historically winning customers with our flagship mortgage banking products and expanding into consumer banking products, and more recently landing new customers with consumer banking products and expanding into mortgage banking products, underscoring our ability to win, retain, and upsell customers through multiple product entry points.

We offer our products through software-as-a-service agreements, where fees are assessed based on completed transactions, such as a funded loan, new account opening, or closing transaction. We do not charge for abandoned or rejected applications, even though they cause us to incur costs. We also offer certain fixed-fee arrangements for unlimited access to our products within the Consumer Banking suite. Additionally, we generate revenue through integrated partnership models, where we earn a fixed or variable share of revenue from third-party providers for services facilitated through our platform, such as income and identity verification and homeowners and title insurance
Recent Developments
Industry Trends
The mortgage market is heavily influenced by government policies and overall economic conditions. The real estate environment, including interest rates and the general economic environment, typically impacts the demand for mortgage and mortgage related products.

In 2025, we saw an increase in total mortgage transactions on our software platform compared to 2024, consistent with the growth in overall mortgage origination activity estimated by industry forecasters and partially offset by normal customer churn. Current industry forecasts project continued growth into 2026.

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
Strategic Initiatives
As part of our efforts to simplify our business, in the first quarter of 2025, we made a decision to exit our title operations, and on March 1, 2026, we completed the sale of substantially all the assets and liabilities of our title insurance business to a third party.

The divestiture is part of our strategic shift to transform into a platform-first company along with the further expansion of our partner ecosystem. We structured the transaction in a way that would allow us to strategically exit the capital-intensive title agency business while maintaining unit economics that we believe will be beneficial in a macro recovery. In connection with this initiative, the results of our previously reported Title segment are currently presented as discontinued operations. Refer to Note 16, Assets Held for Sale and Discontinued Operations, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for additional information.
Restructuring
We have taken actions to manage our operating expenses and focus our investments on initiatives critical to achieving our broader strategy. As part of our broader efforts to improve cost efficiency and better align our operating structure with our business activities and the current market, since 2022, we implemented several workforce reduction actions and in 2024, we entered into an agreement to fully terminate one of our leases and abandoned another leased facility. Refer to Note 12, Restructuring, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for additional information regarding our workforce reduction actions and leases optimization.
Share Repurchase Program
On March 10, 2026, the Company's board of directors authorized the repurchase of up to $50.0 million of the Company’s Class A common stock. Repurchases may be made from time to time through open market repurchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of its Class A common stock, and it may be suspended at any time at the Company’s discretion. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. The share repurchase program has no set expiration date.
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

Our customers have the ability to access our platform under subscription arrangements, in which customers commit to a minimum number of completed transactions at specified prices over the contract term, or under usage-based arrangements, in which customers prepay a fixed amount in advance, typically annually or semi-annually, based on their anticipated consumption of specified products at specified prices or pay monthly in arrears a variable amount for completed transactions at specified prices. Our subscription and prepaid usage-based arrangements are generally noncancelable, and we may also earn additional overage fees if the number of completed transactions exceeds the contractual amounts. Our usage-based arrangements paid in arrears can generally be terminated at any time by the customer. We recognize revenue ratably for our subscription arrangements because the customer receives and consumes the benefits of our platform throughout the contract period. We recognize fees for usage-based arrangements as the completed transactions are processed using our platform. Beginning in 2023, we have seen a shift away from subscription arrangements towards prepaid multi-year usage-based arrangements in our customer contracts. Revenue from third-party providers for access to our platform is recognized ratably over the term of the contract.
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
Operating Expenses
We have taken actions to manage our operating expenses and focus our investments on initiatives critical to achieving our broader strategy. We expect to see our expenses slightly increase in 2026 as compared to 2025. This trend is primarily driven by a decrease in software capitalization rates for 2026 compared to the previous year due to the adoption of ASU No. 2025-06, Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40), which is expected to result in a decrease in the amount of software costs eligible for capitalization as certain agile development activities may not meet the 'probable-to-complete' threshold as early as they did under the legacy stage-based model, particularly for projects involving novel technology.
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
Restructuring
Restructuring charges relate to our workforce reduction plans and facilities restructuring actions. Charges related to workforce reduction plans are comprised of cash expenditures for compensation and severance payments, employee benefits, payroll taxes and related facilitation costs. Refer to Note 12, Restructuring, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for additional information.

Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned from our investment portfolio, as well as adjustments to the carrying value of investment in non-marketable equity securities, a gain on the conversion of a note receivable to an investment in equity securities, a gain on sale of insurance business, loss on extinguishments of debt, and a loss on transfer of a subsidiary.
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
Results of Operations
Starting with the first quarter of 2025, we classified the results of our previously reported Title segment as discontinued operations. Refer to Note 15, Segment Information, and Note 16, Assets Held for Sale and Discontinued Operations, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for additional information. Prior period information has been reclassified to conform to the current period presentation.
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Revenue
Software platform	$114,446	$106,914	$101,204
Professional services	9,139	8,848	8,345
Total revenue	123,585	115,762	109,549
Cost of revenue(1)
Software platform	25,312	23,107	22,025
Professional services	7,106	9,434	11,065
Total cost of revenue	32,418	32,541	33,090
Gross profit	91,167	83,221	76,459
Operating expenses:
Research and development(1)	32,843	46,087	81,257
Sales and marketing(1)	29,073	34,410	57,470
General and administrative(1)	50,115	45,687	61,284
Restructuring	871	5,882	20,056
Total operating expenses	112,902	132,066	220,067
Loss from operations	(21,735)	(48,845)	(143,608)
Interest expense	—	(6,747)	(30,811)
Other income (expense), net	20,857	12,941	7,033
Loss before income taxes	(878)	(42,651)	(167,386)
Income tax expense	(249)	(109)	(94)
Loss from continuing operations	(1,127)	(42,760)	(167,480)
Loss from discontinued operations	(5,856)	(659)	(12,399)
Net loss	$(6,983)	$(43,419)	$(179,879)

(1)Includes stock-based compensation as follows:	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cost of revenue	$543	$510	$987
Research and development(2)	6,292	9,870	19,046
Sales and marketing	2,864	3,546	7,035
General and administrative	19,256	14,015	18,489
Total stock-based compensation	$28,955	$27,941	$45,557
____________
(2) Net of $3.2 million, $2.5 million of additions to capitalized internal-use software for the years ended December 31, 2025 and 2024, respectively, and none for the year ended December 31, 2023.

	Year Ended December 31,
	2025	2024	2023

Revenue
Software platform	93%	92%	92%
Professional services	7	8	8
Total revenue	100	100	100
Cost of revenue
Software platform	20	20	20
Professional services	6	8	10
Total cost of revenue	26	28	30
Gross margin	74	72	70
Operating expenses:
Research and development	27	40	74
Sales and marketing	24	30	52
General and administrative	41	39	56
Restructuring	1	5	18
Total operating expenses	91	114	201
Loss from operations	(18)	(42)	(131)
Interest expense	—	(6)	(27)
Other income (expense), net	17	11	6
Loss before income taxes	(1)	(37)	(153)
Income tax (expense) benefit	—	—	—
Loss from continuing operations	(1)	(37)	(153)
Loss from discontinued operations	(5)	(1)	(11)
Net loss	(6)%	(38)%	(164)%
____________
*Certain percentages may not foot due to rounding.

Comparison of the Years Ended December 31, 2025 and 2024
Revenue and Cost of Revenue

	Year Ended December 31,
	2025		2024		$ Change	% Change
	(In thousands)
Revenue:
Mortgage Suite	$69,223		$73,257		$(4,034)	(6%)
Consumer Banking Suite	45,223		33,657		11,566	34%
Professional Services	9,139		8,848		291	3%
Total revenue	123,585		115,762		7,823	7%
Cost of revenue:	32,418		32,541		(123)	—%
Gross profit and gross margin:	$91,167	74%	$83,221	72%	$7,946	10%
Total revenue increased by $7.8 million, or 7%, for the year ended December 31, 2025 compared to the year ended December 31, 2024.
•Mortgage Suite revenue decreased by $4.0 million, or 6%, primarily due to a decrease in verification of income revenue in connection with our partnership model transition, homeowner’s insurance revenue related to the Strategic Partnership and Sale of Insurance Business (Refer to Note 3, Revenue Recognition and Contract Costs), customer churn, and the impact of renewal pricing in one of our large contracts, partially offset by overall mortgage market growth.
•Consumer Banking Suite revenue increased by $11.6 million, or 34%, primarily due to deployments of several large customers, resulting in an increase in home equity and deposit account opening revenue and an increase in attach rates of our digital closing solution.
•Professional Services revenue increased by $0.3 million, or 3%, primarily due to an increase in services associated with the support of our platform.
Cost of revenue decreased by $0.1 million, for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily driven by a decrease in personnel related expenses related to our restructuring actions, reduced vendor costs in connection with our partnership model transition, and partially offset by increased usage costs commensurate with revenue growth.

Gross profit increased by $7.9 million, or 10%, for the year ended December 31, 2025 compared to the year ended December 31, 2024 due to increased revenue. Gross margin was 74% for the year ended December 31, 2025 compared to 72% for the year ended December 31, 2024. The increase in gross profit was primarily due to expanding Consumer Banking Suite revenue while decreasing cost of revenue as we continue to focus on operational efficiency.

Operating Expenses

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$32,843	$46,087	$(13,244)	(29%)
Sales and marketing	29,073	34,410	(5,337)	(16%)
General and administrative	50,115	45,687	4,428	10%
Restructuring	871	5,882	(5,011)	(85%)
Total operating expenses	$112,902	$132,066	$(19,164)	(15%)
Research and Development
Research and development expenses decreased by $13.2 million, or 29%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily due to a $8.1 million decrease in personnel related expenses and a $2.9 million decrease in stock-based compensation expense attributable to a decrease in headcount, in each case, related to our restructuring actions, as well as a $2.0 million increase in the capitalization of internal-use software development costs.
Sales and Marketing
Sales and marketing expenses decreased by $5.3 million, or 16%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily due to a $4.1 million decrease in personnel related expenses attributable to a decrease in headcount related to our restructuring actions and a $1.8 million decrease in commissions.
General and Administrative
General and administrative expenses increased by $4.4 million, or 10%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to a $5.2 million increase in stock-based compensation expense attributable to executive PSUs, a $1.5 million increase in professional and outside services costs, offset by a $2.7 million decrease in personnel related expenses related to our restructuring actions.
Restructuring
Restructuring expenses decreased by $5.0 million, or 85%, for the year ended December 31, 2025 compared to the year ended December 31, 2024 due to the 2024 workforce reduction plan being larger than the 2025 workforce reduction plan. The costs related to each workforce reduction plan included cash expenditures for compensation and severance payments, employee benefits, payroll taxes and related facilitation costs.

Interest Expense

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(In thousands)
Interest expense	$—	$(6,747)	$6,747	(100%)
Interest expense decreased $6.7 million, or 100%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, due to the repayment of all remaining amounts outstanding and payable under the Credit Agreement in an aggregate amount of $146.1 million on April 29, 2024. The borrowings under the Credit Agreement accrued interest at a floating rate which could be, at our option, either (i) an adjusted Term SOFR rate for a specified interest period plus an applicable margin of 7.50% or (ii) a base rate plus an applicable margin of 6.50%. The effective interest rate on our Term Loan was approximately 14.55% as of April 29, 2024, the date of its termination.
Other Income (Expense), net

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(In thousands)
Other income (expense), net	$20,857	$12,941	$7,916	61%
Other income (expense), net increased by $7.9 million, or 61%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to a $16.6 million gain on investment on non-marketable equity securities due to an observable price change and $0.8 million gain on conversion of notes receivable to an equity method investment in the year ended December 31, 2025, partially offset by the effect of transactions recognized in the year ended December 31, 2024, including a $9.2 million gain on sale of insurance business, a $4.4 million gain on investment on non-marketable equity securities due to an observable price change, and a $5.5 million loss on extinguishment of debt, as well as a $1.9 million decrease in interest income on our investment portfolio due to a smaller invested cash balance in 2025 as compared to 2024.
Income Tax Expense

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(In thousands)
Income tax expense	$(249)	$(109)	$(140)	128%
The increase in income tax expense for the year ended December 31, 2025 compared to the year ended December 31, 2024 is attributable to our increase in business operations in India.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through proceeds from the issuance of our stock and warrants and cash generated from the sale of our product offerings, as well as debt financing. As of December 31, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $68.3 million. Cash and cash equivalents are comprised of bank deposits and money market funds. Marketable securities are comprised of U.S. treasury and agency securities, commercial paper, and corporate debt securities. Most of our cash and cash equivalents are held in the United States.

Although we generated positive cash flow from operations for the year ended December 31, 2025, we have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $1,391.8 million as of December 31, 2025. We may incur operating losses in the future due to the investments that we intend to make in our business and pressures on revenue growth due to the recent macroeconomic environment, and as a result, we may require additional capital resources to grow our business.

Share Repurchase Program
In August 2024, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock, in an aggregate amount up to $25 million. Repurchases may be made at our discretion from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our Class A common stock under this authorization. The share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. During the year ended December 31, 2025, we repurchased and retired 7,979,247 shares of our Class A common stock for $25.0 million, which resulted in full completion of the approved repurchase program. Refer to Note 10, Stockholders’ Equity, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for additional information.
On March 10, 2026, the Company's board of directors authorized a new share repurchase program for the repurchase of up to $50.0 million of the Company’s Class A common stock.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net cash provided by (used in) operating activities - continuing operations	$14,398	$(8,200)	$(116,818)
Net cash provided by investing activities - continuing operations	18,731	45,498	127,858
Net cash used in financing activities - continuing operations	(32,587)	(21,062)	(90,958)
Effect of exchange rates on cash, cash equivalents, and restricted cash	—	(5)	(31)
Net increase (decrease) in cash, cash equivalents, and restricted cash - continuing operations	542	16,231	(79,949)
Net decrease in cash, cash equivalents, and restricted cash - discontinued operations	(3,081)	(4,947)	(11,355)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(2,539)	$11,284	$(91,304)
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

Net cash provided by operating activities for the year ended December 31, 2025 was $14.4 million and net cash used in operating activities for the year ended December 31, 2024 was $8.2 million. The change in cash from operations reflects our net loss adjusted for noncash items, such as charges associated with stock-based compensation, depreciation and amortization, gain on investment in equity securities, gain on conversion of note receivable to investment in equity securities, amortization of deferred contract costs, amortization of operating lease right-of-use assets, and amortization of debt discount and issuance costs on our long-term debt, and changes in operating assets and liabilities. Fluctuations in operating assets and liabilities are affected primarily by changes in trade and other receivables, prepaid expenses and other current assets, deferred contract costs, accrued compensation, deferred revenue, accounts payable and other liabilities.
Cash Provided by Investing Activities
Net cash provided by investing activities during the year ended December 31, 2025 was $18.7 million, which was primarily due to the sale of available-for-sale securities of $20.8 million and maturities of marketable securities of $46.7 million, offset by $35.5 million used in the purchase of marketable securities and $11.6 million in additions to property and equipment, primarily related to capitalized internal-use software development costs, a $4.0 million investment in non-marketable equity securities, and $2.3 million in cash received in connection with the conversion of a note receivable to an investment in equity securities.

Net cash provided by investing activities during the year ended December 31, 2024 was $45.5 million, which was primarily due to sales of marketable securities of $100.3 million, maturities of marketable securities of $53.2 million, proceeds from sale of insurance business of $9.1 million, offset by $102.0 million used in the purchase of marketable securities, $9.7 million in additions to property and equipment related to capitalized internal-use software development costs, and an investment via issuance of note receivable of $5.0 million.
Cash Used in Financing Activities
Net cash used in financing activities for the year ended December 31, 2025 was $32.6 million, primarily consisting of payment of taxes related to net share settlement of equity awards of $9.4 million and $24.9 million related to share repurchases, offset by $1.7 million proceeds from the exercises of stock options.

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
Contingent Obligations
As of December 31, 2025, we did not have relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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

The estimated variable consideration is sensitive to the inputs, judgments, and assumptions made by us. Although we believe that our approach to developing estimates of variable consideration is reasonable, actual results could differ, and we may be exposed to increases or decreases in revenue that could be material.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $43.6 million and marketable securities and other investments of $24.7 million as of December 31, 2025, which consisted of bank deposits, money market funds, and U.S. treasury and agency securities. The cash and cash equivalents are held primarily for working capital purposes. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points change in interest rates during any of the periods presented would not have had a material impact on our investments.
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
ITEM 8. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Blend Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blend Labs, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), of redeemable noncontrolling interest, series A redeemable convertible preferred stock, and stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 13, 2026

We have served as the Company’s auditor since 2023.

Blend Labs, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$43,578	$38,011
Marketable securities and other investments	24,739	56,233
Trade and other receivables, net of allowance for credit losses of $112 and $50, respectively	8,786	14,656
Prepaid expenses and other current assets	15,121	16,725
Current assets held for sale from discontinued operations	5,640	9,618
Total current assets	97,864	135,243
Property and equipment, net	22,997	11,672
Operating lease right-of-use assets	1,394	339
Deferred contract costs	3,425	2,868
Other non-current assets	41,425	21,906
Non-current assets held for sale from discontinued operations	2,940	6,057
Total assets	$170,045	$178,085
Liabilities, redeemable equity and stockholders’ equity
Current liabilities:
Accounts payable	$1,826	$1,620
Deferred revenue	19,385	19,240
Accrued compensation	4,555	3,315
Other current liabilities	8,872	9,740
Current liabilities held for sale from discontinued operations	4,816	5,107
Total current liabilities	39,454	39,022
Other non-current liabilities	1,415	278
Non-current liabilities held for sale from discontinued operations	154	1,103
Total liabilities	41,023	40,403
Commitments and contingencies (Note 7)
Redeemable noncontrolling interest - held for sale from discontinued operations	—	52,375
Series A redeemable convertible preferred stock, par value $0.00001 per share: 200,000 shares authorized as of December 31, 2025 and 2024, 150 shares issued and outstanding as of December 31, 2025 and 2024, respectively (Note 9)	159,495	141,663
Stockholders’ equity:
Class A, Class B and Class C Common Stock, par value $0.00001 per share: 3,000,000 (Class A 1,800,000, Class B 600,000, Class C 600,000) shares authorized as of December 31, 2025 and 2024; 256,043 (Class A 252,787, Class B 3,256, Class C 0) and 258,173 (Class A 254,426, Class B 3,747, Class C 0) shares issued and outstanding as of December 31, 2025 and 2024, respectively	2	2
Additional paid-in capital	1,360,704	1,328,015
Accumulated other comprehensive income	597	602
Accumulated deficit	(1,391,776)	(1,384,975)
Total stockholders’ equity	(30,473)	(56,356)
Total liabilities, redeemable equity and stockholders’ equity	$170,045	$178,085
See accompanying notes to consolidated financial statements

Blend Labs, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue
Software platform	$114,446	$106,914	$101,204
Professional services	9,139	8,848	8,345
Total revenue	123,585	115,762	109,549
Cost of revenue
Software platform	25,312	23,107	22,025
Professional services	7,106	9,434	11,065
Total cost of revenue	32,418	32,541	33,090
Gross profit	91,167	83,221	76,459
Operating expenses:
Research and development	32,843	46,087	81,257
Sales and marketing	29,073	34,410	57,470
General and administrative	50,115	45,687	61,284
Restructuring	871	5,882	20,056
Total operating expenses	112,902	132,066	220,067
Loss from operations	(21,735)	(48,845)	(143,608)
Interest expense	—	(6,747)	(30,811)
Other income (expense), net	20,857	12,941	7,033
Loss before income taxes	(878)	(42,651)	(167,386)
Income tax expense	(249)	(109)	(94)
Loss from continuing operations	(1,127)	(42,760)	(167,480)
Loss from discontinued operations (Note 16)	(5,856)	(659)	(12,399)
Net loss	(6,983)	(43,419)	(179,879)
Less: Net loss attributable to noncontrolling interest included in discontinued operations	182	74	1,186
Net loss attributable to Blend Labs, Inc.	(6,801)	(43,345)	(178,693)
Less: Accretion of redeemable noncontrolling interest to redemption value from discontinued operations	(1,254)	(6,259)	(6,627)
Less: Accretion of Series A redeemable convertible preferred stock to redemption value	(17,832)	(10,879)	—
Net loss attributable to Blend Labs, Inc. common stockholders	$(25,887)	$(60,483)	$(185,320)

Net loss per share attributable to Blend Labs, Inc. common stockholders - basic and diluted:
Continuing operations	$(0.07)	$(0.21)	$(0.69)
Discontinued operations	$(0.03)	$(0.03)	$(0.07)
Net loss per share attributable to Blend Labs, Inc. common stockholders	$(0.10)	$(0.24)	$(0.76)
Weighted average shares used in calculating net loss per share:
Basic and diluted	258,949	253,921	245,206
Comprehensive loss:
Net loss	$(6,983)	$(43,419)	$(179,879)
Unrealized (loss) gain on marketable securities	(100)	87	1,030
Foreign currency translation gain	95	74	119
Comprehensive loss	(6,988)	(43,258)	(178,730)
Less: Comprehensive loss attributable to noncontrolling interest included in discontinued operations	182	74	1,186
Comprehensive loss attributable to Blend Labs, Inc.	$(6,806)	$(43,184)	$(177,544)
See accompanying notes to consolidated financial statements

Blend Labs, Inc.
Consolidated Statements of Redeemable Noncontrolling Interest, Series A Redeemable Convertible Preferred Stock, and Stockholders’ Equity
(In thousands)

	Year Ended December 31, 2025
	Redeemable noncontrolling interest - held for sale from discontinued operations	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

		Shares	Amount	Shares	Amount
Balances as of Balances as of December 31, 2024	$52,375	150	$141,663	258,173	$2	$1,328,015	$602	$(1,384,975)	$(56,356)
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	—	1,146	—	1,652	—	—	1,652
Vesting of restricted stock units	—	—	—	7,430	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—	—	(2,726)	—	(9,369)	—	—	(9,369)
Stock-based compensation	—	—	—	—	—	31,687	—	—	31,687
Unrealized loss on investments in marketable securities	—	—	—	—	—	—	(100)	—	(100)
Foreign currency translation gain	—	—	—	—	—	—	95	—	95
Accretion of redeemable noncontrolling interest to redemption value	1,254	—	—	—	—	(1,254)	—	—	(1,254)
Accretion of Series A redeemable convertible preferred stock to redemption value	—	—	17,832	—	—	(17,832)	—	—	(17,832)
Share repurchases	—	—	—	(7,980)	—	(24,870)	—	—	(24,870)
Reclassification of noncontrolling interest to equity, net of noncash consideration received	(53,447)	—	—	—	—	52,675	—	—	52,675
Net loss	(182)	—	—	—	—	—	—	(6,801)	(6,801)
Balances as of Balances as of December 31, 2025	$—	150	$159,495	256,043	$2	$1,360,704	$597	$(1,391,776)	$(30,473)

See accompanying notes to consolidated financial statements

Blend Labs, Inc.
Consolidated Statements of Redeemable Noncontrolling Interest, Series A Redeemable Convertible Preferred Stock and Stockholders’ Equity (Continued)
(In thousands)

	Year Ended December 31, 2024
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

See accompanying notes to consolidated financial statements

Blend Labs, Inc.
Consolidated Statements of Redeemable Noncontrolling Interest, Series A Redeemable Convertible Preferred Stock and Stockholders’ Equity (Continued)
(In thousands)

	Year Ended December 31, 2023
	Redeemable noncontrolling interest - held for sale from discontinued operations	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

		Shares	Amount
Balances as of December 31, 2022	$40,749	240,931	$2	$1,286,815	$(708)	$(1,162,937)	$123,172
Issuance of common stock upon exercise of stock options, net of repurchases	—	274	—	460	—	—	460
Vesting of early exercised stock options	—	—	—	1,446	—	—	1,446
Vesting of restricted stock units	—	13,531	—	—	—	—	—
Shares withheld related to net share settlement of equity awards		(4,826)		(6,171)	—	—	(6,171)
Stock-based compensation	—	—	—	46,021	—	—	46,021
Unrealized gain on investments in marketable securities	—	—	—	—	1,030	—	1,030
Foreign currency translation gain	—	—	—	—	119	—	119
Accretion of redeemable noncontrolling interest to redemption value	6,627	—	—	(6,627)	—	—	(6,627)
Net loss	(1,186)	—	—	—	—	(178,693)	(178,693)
Balances as of December 31, 2023	$46,190	249,910	$2	$1,321,944	$441	$(1,341,630)	$(19,243)

See accompanying notes to consolidated financial statements

Blend Labs, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net loss	$(6,983)	$(43,419)	$(179,879)
Less: Net loss from discontinued operations	(5,856)	(659)	(12,399)
Net loss from continuing operations	(1,127)	(42,760)	(167,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	28,955	27,941	45,557
Depreciation and amortization	3,288	1,339	1,515
Amortization of deferred contract costs	1,626	1,068	2,979
Amortization of debt discount and issuance costs	—	690	2,968
Amortization of operating lease right-of-use assets	531	2,062	2,810
Accelerated amortization of right-of-use asset in connection with lease abandonment	—	2,992	—
Gain on conversion of note receivable to investment in equity securities	(825)	—	—
Gain on investment in equity securities	(16,580)	(4,417)	—
Loss on extinguishment of debt	—	5,476	3,970
Gain on sale of insurance business	—	(9,213)	—
Other	(312)	(1,927)	(5,253)
Changes in operating assets and liabilities:
Trade and other receivables	5,760	4,765	765
Prepaid expenses and other assets, current and non-current	(5,430)	(432)	1,883
Deferred contract costs, non-current	(557)	(415)	(762)
Accounts payable	206	(291)	1,216
Deferred revenue	(627)	10,256	289
Accrued compensation	807	(2,109)	(1,765)
Operating lease liabilities	(2,769)	(2,922)	(3,562)
Other liabilities, current and non-current	1,452	(303)	(1,948)
Net cash provided by (used in) operating activities - continuing operations	14,398	(8,200)	(116,818)
Net cash used in operating activities - discontinued operations	(2,886)	(4,844)	(10,803)
Net cash provided by (used in) operating activities	11,512	(13,044)	(127,621)
Investing activities
Purchases of marketable securities	(35,485)	(102,030)	(236,079)
Sale of available-for-sale securities	20,827	100,327	56,022
Maturities of marketable securities	46,727	53,150	310,450
Additions to property, equipment and internal-use software development costs	(11,593)	(9,741)	(35)
Proceeds from sale of insurance business	—	9,075	—
Cash received in connection with conversion of note receivable to investment in equity securities	2,255	—	—
Investment in non-marketable equity securities	(4,000)	—	—
Investment in note receivable	—	(5,000)	(2,500)
Other	—	(283)	—
Net cash provided by investing activities - continuing operations	18,731	45,498	127,858
Net cash used in investing activities - discontinued operations	(195)	(103)	(552)
Net cash provided by investing activities	18,536	45,395	127,306
Financing activities
Proceeds from exercises of stock options, including early exercises, net of repurchases	1,652	1,658	268
Taxes paid related to net share settlement of equity awards	(9,369)	(18,115)	(6,171)
Share repurchases	(24,870)	—	—
Repayment of long-term debt	—	(144,500)	(85,055)
Net proceeds from the issuance of the Series A redeemable convertible preferred stock and the Haveli Warrant	—	149,375	—
Payment for issuance costs related to the Series A redeemable convertible preferred stock and the Haveli Warrant	—	(9,480)	—
Net cash used in financing activities - continuing operations	(32,587)	(21,062)	(90,958)
Effect of exchange rates on cash, cash equivalents, and restricted cash	—	(5)	(31)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,539)	11,284	(91,304)
Cash, cash equivalents, and restricted cash at beginning of period	49,537	38,253	129,557
Cash, cash equivalents, and restricted cash at end of period	$46,998	$49,537	$38,253
Less: Cash, cash equivalents and restricted cash included in current assets held for sale from discontinued operations	3,420	6,503	9,727
Cash, cash equivalents and restricted cash, end of period, excluding current assets held for sale from discontinued operations	$43,578	$43,034	$28,526
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets:
Cash and cash equivalents	$43,578	$38,011	$23,503
Restricted cash	—	5,023	5,023
Total cash, cash equivalents, and restricted cash	$43,578	$43,034	$28,526

Supplemental disclosure of cash flow information:
Cash paid for income taxes
State and local
Texas	$64	$52	$41
Foreign
India	325	24	66
Total income taxes paid, net	$389	$76	$107
Cash paid for interest	$—	$6,150	$27,814
Supplemental disclosure of non-cash investing and financing activities:
Conversion of note receivable to investment in equity securities	$9,692	$—	$—
Reclassification of redeemable noncontrolling interest related to discontinued operations to equity	$52,675	$—	$—
Vesting of early exercised stock options	$—	$363	$1,446
Operating lease liabilities arising from obtaining new or modified right-of-use assets	$1,565	$1,098	$327
Stock-based compensation included in capitalized internal-use software development costs	$3,162	$2,450	$—
Accretion of redeemable noncontrolling interest related to discontinued operations to redemption value	$1,254	$6,259	$6,627
Accretion of Series A redeemable convertible preferred stock to redemption value	$17,832	$10,879	$—
Covered Warrant received in connection with strategic partnership and sale of insurance business	$—	$222	$—
Capitalized internal-use software development costs included in accrued compensation	$129	$155	$—
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

During the first quarter of 2025, the Company classified the results of its previously reported Title segment as discontinued operations in the Company’s consolidated financial statements for all periods presented. As a result, the Company operates in a single reportable segment. For further information on the Company’s segments, refer to Note 15, Segment Information, and Note 16, Assets Held for Sale and Discontinued Operations.

Prior period information has been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported in the consolidated financial statements and the notes thereto. Actual results may differ from those estimates. Such estimates include, but are not limited to, estimates of variable consideration, evaluation of contingencies, determination of the incremental borrowing rates used in calculations of lease liabilities, determination of fair value of stock-based compensation, determination of fair value of marketable securities, determination of fair value of each of the Series A Preferred Stock and the warrant issued to Brooks Aggregator, L.P. (“Haveli”) to purchase up to 11,111,112 shares of Class A common stock, at a purchase price of $4.50 per share of Class A common stock (the “Haveli Warrant”), determination of fair values of assets transferred and performance obligations committed to under the strategic partnership agreement, assessment of expected credit losses on notes receivable, valuation of deferred tax assets, valuation of the redeemable noncontrolling interest, determination of fair value of the disposal group, determination of useful lives of tangible and intangible assets and capitalized internal-use software development costs, assessment of impairment of long-lived assets, and valuation of equity securities without readily determinable fair value.
Risks and Uncertainties
The Company has been and may continue to be affected by various macroeconomic factors, including interest rate environment, housing affordability, and worldwide political and economic conditions. The global financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, rising interest rates, inflation, increases in unemployment rates and uncertainty about economic stability. The real estate environment, including interest rates and the general economic environment, typically impacts the demand for mortgage and mortgage related products. The demand for mortgage and mortgage related products continues to be sensitive to these factors, and Federal Reserve policy or any material changes in interest rates or housing supply are expected to impact overall origination activity levels during 2026. In addition, announcements of new or increased tariffs have contributed to market volatility and could potentially influence consumer confidence and interest rate expectations, which could, in turn, affect the demand for mortgage and consumer financial products.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

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
2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company places its cash with high credit quality and federally insured institutions. Cash with any one institution may be in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes the exposure to credit risk is not significant. The Company considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents. As of December 31, 2025 and 2024, cash and cash equivalents consisted of cash, money market accounts, and highly liquid investments with original maturities less than 90 days. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair value due to the short-term nature of the investments.
Restricted Cash
The Company has classified cash that is not available for use in its operations as restricted cash. Restricted cash consists primarily of collateral for letters of credit related to security deposits for the Company’s office facility lease arrangements. As of December 31, 2025, the Company had no restricted cash. As of December 31, 2024, the Company had restricted cash of $5.0 million, which is presented within prepaid expenses and other current assets on the consolidated balance sheets.
Trade and Other Receivables and Credit Loss Reserves
The Company reports trade and other receivables net of the allowance for credit losses, in accordance with Accounting Standards Codification (“ASC”) 326, Financial Instruments—Credit Losses. ASC 326 requires an entity to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The Company’s estimate of expected credit losses is determined based on expected lifetime loss rates calculated from historical data and adjusted for the impact of current and future conditions, such as the age of outstanding receivables, historical payment patterns, any known or expected changes to the customers’ ability to fulfill their payment obligations, or assessment of broader economic conditions that may impact the customers’ ability to pay the outstanding balances. As of each of December 31, 2025 and 2024, the reserve for expected credit losses was immaterial. The provision for expected credit losses and the uncollectible portion of the receivables written off against reserve for expected credit losses were immaterial for the years ended December 31, 2025 and 2024.

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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

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
Capitalized Internal-Use Software
The Company capitalizes certain costs incurred in the development of its platform and product offerings when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project, and (iii) it is probable that the project will be completed and the software will be used to perform the function intended. These capitalized costs include personnel and related expenses, including stock-based compensation, for employees who are directly associated with and who devote time to internal-use software projects. Capitalization of these costs ceases and amortization commences once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for significant upgrades and enhancements to the existing software are capitalized, while the costs incurred for minor modifications, as well as training and maintenance are expensed as incurred. The capitalized internal-use software development costs are reported in property and equipment, net, in the consolidated balance sheets. The Company does not transfer ownership of its software, license, or lease the software to third parties. Capitalized internal-use software development costs are amortized using the straight-line method through cost of revenue over an estimated useful life of the software, as the straight-line recognition method best approximates the manner in which the expected benefit will be derived as follows:

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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.
Cloud Computing Arrangements
The Company capitalizes certain implementation costs incurred during the application development stage under cloud computing arrangements that are service contracts in accordance with ASC 350-40, Internal-Use Software. The capitalized costs are presented within prepaid expenses and other current assets and other non-current assets on the consolidated balance sheets and expensed over the term of the related hosting arrangement service period.
Investment in Non-Marketable Equity Securities
Investment in non-marketable equity securities without readily determinable fair values is recorded at cost, less impairment, if any, plus or minus observable price changes in orderly transactions of an identical or similar investment of the same issuer. During the years ended December 31, 2025 and 2024, the Company recognized a $16.6 million and $4.4 million gain, respectively, as the result of the adjustments to the carrying value of the non-marketable security to reflect observable price changes. The Company determined the adjustment by measuring the security at fair value using the option pricing model (“OPM”) as of the date the observable transaction occurred. Observable transactions, such as the issuance of new equity by an investee, are indicators of investee enterprise value and are used to estimate the fair value of the Company’s investment in the equity security. An OPM is utilized to allocate value to the various classes of securities of the investee, including classes owned by the Company. Such information, available to the Company from the investee entity, is supplemented with the Company’s estimates such as volatility, expected time to liquidity and the rights and obligations of the securities the Company holds. The inputs to valuation techniques used to measure fair value of the Company’s non-marketable equity security are classified as Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. Refer to Note 5, Significant Balance Sheet Components, for further information.

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
Investment in Notes Receivable
Investment in notes receivable represents an investment in a privately-held company via convertible promissory notes that are accounted for under ASC 310, Receivables, at cost basis, less impairment. At each reporting date, the Company evaluates the collectability of the notes receivable in accordance with ASC 326, Financial Instruments—Credit Losses. The notes receivable are presented within other non-current assets on the consolidated balance sheets. Refer to Note 5, Significant Balance Sheet Components, for further information.
Equity Method Investments
Investments and ownership interests are accounted for under equity method accounting if the Company has the ability to exercise significant influence, but does not have a controlling financial interest. Significant influence generally exists when an investor owns 20% or more of the voting stock of an incorporated investee or a more than 3% to 5% interest in an unincorporated investee. Equity method investments are measured at cost minus impairment, if any, plus or minus the Company’s share of equity method investee income or loss, additional investments in the entity, and distributions. The Company’s proportionate share of the income or loss from equity method investments is typically recognized on a one-quarter lag in the Consolidated Statements of Operations due to investee reporting cycle timing. The Company assesses its investment for other-than-temporary impairment when events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable and recognizes an impairment loss to adjust the investment to its then-current fair value.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Series A Preferred Stock
On April 29, 2024, the Company entered into an Investment Agreement (the “Investment Agreement”) with Haveli and issued 150,000 shares of the Company’s Series A Preferred Stock. The Series A Preferred Stock is classified as mezzanine equity due to the redemption features that are not solely within the Company’s control. The Series A Preferred Stock is accreted to its maximum redemption value over the seven year term, using the effective interest method. The increases in the redemption amount are recorded with corresponding adjustments against additional paid-in capital, in the absence of retained earnings. For each reporting period, the entire periodic change in the redemption amount is reflected in the computation of net loss per share under the two-class method as being akin to a dividend, by reducing the income (or increasing the loss) attributable to common stockholders. The Series A Preferred Stock is a participating security for purposes of applying the two-class method when calculating earnings per share in periods of net income. Refer to Note 14, Net Loss per Share, for further information.
Debt and Debt Issuance Costs
The carrying value of the Company’s term loan is presented net of debt issuance costs and discount relating to the issuance of preferred stock warrant. These costs are amortized as a non-cash component of interest expense using the effective interest method over the term of the loan. Unamortized debt issuance costs that exist upon the extinguishment of debt are expensed proportionally to the amount of debt extinguished and the resulting loss on extinguishment is presented within other income (expense), net on the consolidated statement of operations and comprehensive income (loss). On April 29, 2024, in connection with the issuance of the Series A Preferred Stock, the Company paid approximately $146.1 million to repay all amounts outstanding and payable under the Credit Agreement, including the exit fee of $4.5 million, and terminated the Credit Agreement. Refer to Note 8, Debt, for further information.
Segment Information
The Company’s operating segments are defined in a manner consistent with how the Company manages its operations and how the CODM evaluates the results and allocates the Company’s resources.

During the first quarter of 2025, the Company classified the results of its previously reported Title segment as discontinued operations in its consolidated statement of operations. Refer to Note 16, Assets Held for Sale and Discontinued Operations, for additional details. As a result, the Company now operates in a single operating segment and a single reportable segment. This segment reporting change reflects a corresponding change in how the CODM reviews financial information in order to allocate resources and assess performance. The comparative prior period amounts have been reclassified to conform to current period presentation.
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
The Company has variable interest in an entity that provides certain back office support services to the Company using a cost-plus pricing model. As of December 31, 2025, the Company’s consolidated financial statements include a right-of-use asset and a corresponding lease liability, in the amount of $1.6 million and $1.5 million respectively, related to an office lease held by a VIE.

Share repurchases
All repurchased shares under the share repurchase program are retired. The retired shares are equivalent to authorized, unissued shares and are no longer considered to be outstanding or held in treasury. The excess purchase price over par value for share repurchases is recorded to additional paid-in-capital.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Assets Held for Sale and Discontinued Operations
The Company classifies assets and liabilities as held for sale (“disposal group”) when management, having the authority to approve the action, commits to a plan to sell the disposal group, the sale is probable to be completed within one year, and the disposal group is available for immediate sale in its present condition. The Company also considers whether an active program to locate a buyer has been initiated, whether the disposal group is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company measures a disposal group that is classified as held for sale at the lower of its carrying amount or fair value less costs to sell. With the exception of the full impairment of the intangible assets in the amount of $2.0 million, as disclosed in Note 16, Assets Held for Sale and Discontinued Operations, there was no loss recognized related to the disposal group for the year ended December 31, 2025. Gains are not recognized until the date of sale. Assets are not depreciated or amortized while they are classified as held for sale. Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group as assets held for sale and liabilities held for sale in its consolidated balance sheets.

If the disposition of a component, being an operating or reportable segment, business unit, subsidiary or asset group, represents a strategic shift that has or will have a major effect on the Company’s operations and financial results, the operating profits or losses of the component when classified as held for sale, and the gain or loss upon disposition of the component, are presented as discontinued operations in the consolidated statements of operations. As of December 31, 2025, the operations of the Company’s Title segment met the criteria to be classified as held for sale and presented as discontinued operations. Refer to Note 16, Assets Held for Sale and Discontinued Operations, for additional information.
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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

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

The Company also offers usage-based arrangements, in which customers pay a variable amount for completed transactions at specified prices. Under the usage-based arrangements, the Company bills its customers for completed transactions monthly in arrears. The Company recognizes revenue under these arrangements as customers consume completed transactions, such as a funded loan, new account opening, or closing transaction. Completed transaction fees for mortgage-related and consumer banking products, including ancillary products (e.g., income verification and close products), are determined by the number and type of software platform components that are needed to support each product offering. Usage-based arrangements generally can be terminated at any time by the customer.

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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Certain customer contracts also include access to Blend Builder, which provides customers with a set of low-code, drag-and-drop design tools, modular components and integrations to allow them to create and deploy their own new product offerings. The Company typically invoices customers annually in advance for access to Blend Builder and recognizes revenue allocated to Blend Builder ratably over the contract term.

Certain customer contracts include access to third-party services offered through the Company’s marketplace partner ecosystem and integrated into the Company’s platform. For these partner-provided services, the Company evaluates whether it is the principal or the agent in the arrangement and presents revenue on a gross basis when the Company controls the specified service before it is transferred to the customer, or on a net basis when the Company’s performance obligation is to arrange for the specified service to be provided by the marketplace partner. In making this determination, the Company considers whether it is primarily responsible for fulfillment of the specified service and whether it has discretion in establishing the price charged to the customer, among other factors.

The Company also generates revenue from marketplace partners through arrangements under which partners pay a combination of fixed and variable fees for access to the Company’s platform and distribution capabilities. Variable fees are typically received in arrears and fixed fees are typically billed in advance. Revenue is generally recognized ratably over the term of the arrangement.

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
Advertising Costs
Advertising costs are expensed as incurred. The Company recorded $3.5 million, $1.8 million and $3.9 million in advertising expense for the years ended December 31, 2025, 2024 and 2023, respectively, as part of sales and marketing expenses in the consolidated statements of operations and comprehensive income (loss).
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

The Company primarily grants RSUs and has historically granted stock option awards to its employees that vest upon the satisfaction of a service condition. The requisite service period of the stock awards is generally the vesting period. The Company accounts for forfeitures as they occur.

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
Other Income (Expense), Net
Other income (expense), net for the year ended December 31, 2025 consists primarily of $16.6 million gain on investment on non-marketable equity securities due to an observable price change as well as income earned from the Company’s investment portfolio of $3.7 million.

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
Employee Benefit Plan
The Company maintains a 401(k) plan that covers all eligible employees in the United States. Employer matching contributions are discretionary. The Company, at its discretion, may match a percentage of the employee contributions. The Company recognized a contribution expense of $1.4 million, $1.6 million and $2.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities, trade accounts receivable, and notes receivable. The Company maintains its cash equivalents primarily in money market funds and highly liquid investments that are issued or guaranteed by the United States government or its agencies. As of December 31, 2025 and 2024, cash and cash equivalents amounted to $43.6 million and $38.0 million, respectively, and included $2.0 million and $2.2 million, respectively, of cash held in a foreign jurisdiction. Collateral is not required for trade accounts receivable.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

The following customers comprised 10% or more of the Company’s revenue for the following periods:

	Year Ended December 31,
Customer	2025	2024	2023
A	14%	10%	6%

The following customers comprised 10% or more of the Company’s trade and unbilled receivables:

Customer	December 31, 2025	December 31, 2024
B	11%	8%
C	1%	11%
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

Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This update improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The Company adopted this ASU on a prospective basis effective January 1, 2025. Refer to Note 13, Income Taxes, for the expanded disclosures required under this ASU. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

In July 2025, the FASB issued ASU No.2025-05, Financial Instruments-Credit Losses (Topic 326). This update affects the practical expedient when estimating expected credit losses on current accounts receivables and current contract assets arising from transactions under Topic 606. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. The early adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.
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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40). This update removes all references to prescriptive and sequential software development stages throughout Subtopic 350-40. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company intends to early adopt this ASU as of January 1, 2026 using prospective transition method. The Company expects that the adoption of ASU 2025-06 will result in a decrease in the amount of software costs eligible for capitalization as certain agile development activities may not meet the 'probable-to-complete' threshold as early as they did under the legacy stage-based model, particularly for projects involving novel technology.

In November 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This amendment results in a comprehensive list of interim disclosures that are required by GAAP, which includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and for interim reporting periods within annual reporting periods beginning after December 15, 2028, for entities other than public business entities. Early adoption is permitted for all entities. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.
3. Revenue Recognition and Contract Costs
Disaggregation of Revenue
The following table provides information about disaggregated revenue by service offering:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Blend Platform:
Mortgage Suite	$69,223	$73,257	$77,574
Consumer Banking Suite	45,223	33,657	23,630
Total software platform	114,446	106,914	101,204
Professional services	9,139	8,848	8,345
Total revenue	$123,585	$115,762	$109,549

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

Contract Accounts	Balance Sheet Line Reference	December 31, 2025	December 31, 2024
		(In thousands)
Contract assets—current	Prepaid expenses and other current assets	$5,266	$2,539
Contract liabilities—current	Deferred revenue, current	$(19,385)	$(19,240)
There were no long-term contract assets or deferred revenue as of December 31, 2025 and December 31, 2024.

During the years ended December 31, 2025 and 2024, the Company recognized $15.4 million and $7.3 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of each respective period.

During the years ended December 31, 2025 and 2024, the Company recognized revenue of approximately $0.5 million and $0.3 million, respectively, related to performance obligations satisfied in previous periods. The revenue recognized from performance obligations satisfied in the prior periods primarily related to changes in the transaction price, including changes in the estimate of variable consideration.
Remaining Performance Obligations
As of December 31, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations was $189.4 million. These remaining performance obligations represent commitments in customer contracts for services expected to be provided in the future that have not been recognized as revenue. The expected timing of revenue recognition for these commitments is largely driven by the Company’s ability to deliver in accordance with relevant contract terms and when the Company’s customers utilize services, which could affect the Company’s estimate of when the Company expects to recognize revenue for these remaining performance obligations. The Company expects to recognize approximately half of the remaining performance obligations as revenue over the next 12 months. The Company expects the majority of non-current remaining performance obligations to be recognized over the next 13 to 24 months.
Deferred Contract Costs
As of December 31, 2025 and 2024, total unamortized deferred contract costs were $5.2 million and $4.2 million, respectively, of which $1.8 million and $1.3 million was recorded within prepaid expenses and other current assets and $3.4 million and $2.9 million was recorded within deferred contract costs, non-current, on the consolidated balance sheets.

The amortization of deferred contract costs was $1.6 million, $1.1 million and $3.0 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive income (loss).
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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

4. Investments and Fair Value Measurements
The carrying amount, unrealized gain and loss, and fair value of investments by major security type were as follows:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$29,639	$—	$29,639	Level 1
Total cash equivalents	29,639	—	29,639
Marketable securities:
U.S. treasury and agency securities	24,655	84	24,739	Level 2
Total marketable securities	24,655	84	24,739
Total	$54,294	$84	$54,378

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$7,112	$—	$7,112	Level 1
Commercial paper	19,162	—	19,162	Level 2
Total cash equivalents	26,274	—	26,274
Marketable securities:
U.S. treasury and agency securities	31,160	92	31,252	Level 2
Commercial paper	12,244	—	12,244	Level 2
Debt securities	12,643	94	12,737	Level 2
Total marketable securities	56,047	186	56,233
Restricted cash, current:
Money market funds	5,023	—	5,023	Level 1
Total	$87,344	$186	$87,530

Restricted cash that is not available for use in operations consisted of $5.0 million collateral for standby letters of credit related to the Company’s office lease facilities as of December 31, 2024.

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

The following table summarizes the stated maturities of the Company’s marketable securities and other investments:

Blend Labs, Inc.
Notes to Consolidated Financial Statements

	December 31, 2025		December 31, 2024
	(In thousands)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$10,446	$10,470	$35,422	$35,477
Due after one year through two years	14,209	14,269	20,625	20,756
Total marketable securities and other investments	$24,655	$24,739	$56,047	$56,233
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

The Company does not have an intent to sell any of these securities prior to maturity and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date. Accordingly, the Company believes that generally the unrealized losses are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no impairment charges or allowance for credit losses have been recognized in the Company’s consolidated statements of operations for the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, the Company had no securities in an unrealized loss position, nor any securities in a continuous unrealized loss position for twelve months or greater. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

The Company recognized interest income from its investment portfolio of $3.7 million, $5.3 million and $11.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. Accrued interest receivable related to marketable securities is $0.3 million and $0.4 million, as of December 31, 2025 and 2024, respectively, and is presented within prepaid expenses and other current assets on the consolidated balance sheets. The Company does not measure an allowance for credit losses on accrued interest receivable and recognizes interest receivable write offs as a reversal of interest income. No accrued interest was written off during the years ended December 31, 2025, 2024 and 2023.
5. Significant Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31, 2025	December 31, 2024
	(In thousands)
Contract assets	$5,266	$2,539
Deferred contract costs	1,812	1,277
Prepaid software	3,985	2,831
Prepaid insurance	1,289	1,291
Prepaid other	1,574	2,229
Restricted cash	—	5,023
Other current assets	1,195	1,535
Total prepaid expenses and other current assets	$15,121	$16,725
Property and Equipment, Net
Property and equipment, net, consisted of the following:

Blend Labs, Inc.
Notes to Consolidated Financial Statements

	December 31, 2025	December 31, 2024
	(In thousands)
Computer and software	$1,367	$783
Capitalized internal-use software	26,059	12,041
Total property and equipment, gross	27,426	12,824
Accumulated depreciation and amortization	(4,429)	(1,152)
Total property and equipment, net	$22,997	$11,672
Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $0.2 million, $0.8 million and $1.5 million, respectively.

Amortization of capitalized internal use software development costs for years ended December 31, 2025 and 2024 was $3.1 million and $0.5 million, respectively. There was no amortization of capitalized internal use software development costs for the year ended December 31, 2023.

Impairment of capitalized internal use software was immaterial for the year ended December 31, 2025. There was no impairment for the years ended December 31, 2024 and 2023.
Other Non-Current Assets
Other non-current assets consisted of the following:

	December 31, 2025	December 31, 2024
	(In thousands)
Investments in non-marketable equity securities	$30,380	$9,801
Notes receivable	—	10,500
Equity method investment	9,692	—
Other non-current assets	1,353	1,605
Total non-current assets	$41,425	$21,906
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

As of December 31, 2025, the carrying value of this investment was $26.4 million, inclusive of a cumulative upward adjustment of $23.9 million, of which $16.6 million was recognized as a gain in 2025 to reflect observable price changes. As of December 31, 2024, the carrying value of the investment was $9.8 million, inclusive of a cumulative upward adjustment of $7.3 million, of which $4.4 million was recognized in 2024 to reflect observable price changes.

The gain resulting from the adjustment to the carrying value of the non-marketable security is presented within other income (expense) in the consolidated statements of operations and comprehensive income (loss). There were no impairments for the years ended December 31, 2025, 2024 and 2023.

During the year ended December 31, 2025, the Company made a cash investment in exchange for Series A Preferred Units in a privately-held company. The investment in the equity securities without readily determinable fair value is measured at cost, less impairment, if any, plus or minus observable price changes in orderly transactions of an identical or similar instrument of the same issuer. As of December 31, 2025, the carrying value of this investment was $4.0 million. No observable price changes have been identified for this investment to date.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Notes Receivable and Equity Method Investment
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

During the fourth quarter of 2025, the entire balance of the promissory note plus all accrued interest were converted into 1,846,153 Class A and 9,230,770 Class B units of the privately-held company. Subsequent to the conversion, all Class A units were sold to a third party for $2.3 million in cash, and the Company recognized a $9.7 million equity method investment based on the fair value of retained Class B units. The conversion resulted in a gain of $0.8 million which is presented within other income (expense), net in the accompanying consolidated statements of operations and comprehensive income (loss). After these transactions, Company holds a fully-diluted equity interest of 19% in the privately-held company as of December 31, 2025. The carrying value of the equity method investment exceeded the Company’s share of the investee’s underlying net assets by approximately $6.7 million at December 31, 2025. This basis difference is primarily related to goodwill and is not amortized.
Cloud Computing Arrangements
The Company capitalizes certain implementation costs incurred during the application development stage under cloud computing arrangements that are service contracts. The carrying value of the capitalized costs was $0.2 million as of December 31, 2025 and 2024, of which $0.1 million is presented within prepaid expenses and other current assets, and $0.1 million is presented within other non-current assets on the consolidated balance sheets for each period. Amortization of capitalized implementation costs is recognized on a straight-line basis over the term of the associated hosting arrangement when it is ready for its intended use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Other Current Liabilities
Other current liabilities consisted of the following:

	December 31, 2025	December 31, 2024
	(In thousands)
Accrued expenses	$2,835	$2,116
Accrued professional fees	1,571	1,392
Accrued connectivity fees	3,951	3,489
Operating lease liabilities, current portion	254	2,660
Other	261	83
Total other current liabilities	$8,872	$9,740
Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	December 31, 2025	December 31, 2024
	(In thousands)
Operating lease liabilities, non-current	$1,223	$—
Other	192	278
Total other non-current liabilities	$1,415	$278
6. Leases
The Company leases its facilities under non-cancelable operating leases with various expiration dates. Leases may contain escalating payments.

The Company’s total operating lease costs were $2.0 million, $4.9 million and $5.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. For the year ended December 31, 2024, the Company incurred an additional $1.2 million net charge related to an early termination of one of its leases. Refer to Note 12, Restructuring, for details.

The Company’s total operating lease costs included variable costs in the amount of $1.3 million, $2.1 million and $1.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Variable lease costs are primarily comprised of maintenance costs and are determined based on the actual costs incurred during the period. Variable lease payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities. The Company’s total operating lease costs also include short-term lease costs in the amount of $0.8 million, $0.1 million and $0.2 million for the years ended December 31, 2025, 2024 and 2023.

As of December 31, 2025 and 2024, the weighted average remaining operating lease term was 4.3 years and 0.8 years, respectively. The weighted average discount rate used to estimate operating lease liabilities for leases that existed as of December 31, 2025 and 2024 was 10.8% and 6.8%, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $3.3 million, $4.2 million and $4.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. For the year ended December 31, 2024, the Company made an additional $1.4 million cash payment related to an early termination fee. Refer to Note 12, Restructuring, for details.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2025, maturities of operating lease liabilities were as follows:

(In thousands)
2026	$396
2027	417
2028	437
2029	458
2030	142
Thereafter	—
Total lease payments	1,850
Less: imputed interest	(373)
Total operating lease liabilities	$1,477
7. Commitments and Contingencies
Purchase Commitments
The Company has future minimum purchase obligations under arrangements with third parties who provide hosting infrastructure services, cloud services, and software as a service (“SaaS”) solutions to support our business operations.

The future non-cancelable purchase obligations, which were not recognized on the Company’s consolidated balance sheet as of December 31, 2025, were as follows:

Year ending December 31,	(In thousands)
2026	$2,042
2027	1,349
2028	154
2029	—
2030	—
Total	$3,545
Contingencies
From time to time and in the normal course of business, the Company may be subject to various legal matters, such as threatened or pending claims or proceedings. The litigation contingencies, if realized, could have a material negative impact on the Company’s financial condition, results of operations, and cash flows. The Company recognizes a provision for litigation losses when a contingent liability is probable and the amount thereof is estimable. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. Amounts accrued for litigation contingencies are based on the Company’s best estimates, assessments of the likelihood of damages, and the advice of counsel and often result from a series of judgments about future events and uncertainties that rely heavily on estimates and assumptions, therefore the actual settlement amounts could differ from the estimated contingency accrual and result in additional charges or reversals in future periods. There was no litigation contingency accrual as of December 31, 2025. The Company had a litigation contingency accrual of $0.3 million as of December 31, 2024.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Warranties, Indemnifications, and Contingent Obligations
The Company’s platform, products, and services are generally warranted to perform substantially as described in the associated documentation and to satisfy defined levels of uptime reliability. The service-level agreements that provide for defined levels of uptime reliability and performance permit the customers to receive credits or to terminate their agreements in the event that the Company fails to meet those levels. To date, the Company has not experienced any significant failures to meet defined levels of reliability and performance as a result of those agreements and historically the Company has not incurred any material costs associated with warranties. Accordingly, the Company has not accrued any liabilities related to these agreements in the consolidated financial statements as of December 31, 2025 or December 31, 2024.

The Company enters into indemnification provisions under (i) its agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers, and landlords and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2025 or December 31, 2024.

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
8. Debt
As of December 31, 2025 and 2024, the Company had no outstanding debt.

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

In connection with the Credit Agreement, the Company issued a Series G preferred stock warrant to purchase 598,431 shares of Class A common stock at an exercise price per share of $13.827822 (the “Series G Warrant"). The terms of the warrant agreement for the Series G Warrant provide the holder with an option to net settle if the fair value of Class A common stock is greater than the exercise price. The net shares to be issued in a cashless exercise will be based on the fair value of the Company’s Class A common stock at the time the Series G Warrant is exercised. As of December 31, 2025 and 2024, the Series G Warrant has not been exercised. The Series G Warrant will expire 10 years from the issue date. The proceeds from the issuance of debt were allocated between the Term Loan and the Series G Warrant based on their relative fair values, resulting in a debt discount of approximately $6.8 million for the amount allocated to the Series G Warrant and accounted for as paid-in capital.

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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

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

Liquidation Preference
The Series A Preferred Stock has a liquidation preference of $1,000 per share and ranks senior to the Class A common stock with respect to rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. As of December 31, 2025, the Series A Preferred Stock has a liquidation preference of $150.0 million.

The Series A Preferred Stock is not mandatorily redeemable and as such is not required to be classified as a liability. The Series A Preferred Stock is redeemable at the option of the holder starting with the 5-year anniversary of issuance, or redeemable upon

Blend Labs, Inc.
Notes to Consolidated Financial Statements

notice of change of control. As the redemption of the Series A Preferred Stock is not solely within the Company’s control, it is classified as mezzanine equity in the consolidated balance sheets.

As of December 31, 2025, the Series A Preferred Stock has a maximum redemption value of $300.0 million. The carrying value of the Series A Preferred Stock is accreted to its maximum redemption value over the seven year term, using the effective interest method. The increases in the redemption amount are recorded with corresponding adjustments against additional paid-in capital, in the absence of retained earnings. For each reporting period, the entire periodic change in the redemption amount is reflected in the computation of net income (loss) per share under the two-class method as being akin to a dividend, by reducing the income (or increasing the loss) attributable to common stockholders.

In connection with the issuance of the Series A Preferred Stock, the Company issued the Haveli Warrant to Haveli to purchase up to 11,111,112 shares of Class A common stock, at a purchase price of $4.50 per share. The number of shares and exercise price are subject to anti-dilution adjustments for splits, dividends, capital reorganizations, reclassifications and similar transactions. The Haveli Warrant is exercisable for a period of 24 months from issuance, subject to the expiration or early termination of the applicable waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended. The Haveli Warrant has not been exercised as of December 31, 2025. The net proceeds were allocated to the Series A Preferred Stock and the Haveli Warrant based on their relative fair values as of the issuance date, in the amount of $130.8 million and $9.1 million, respectively. The proceeds allocated to Haveli Warrant were accounted for as paid-in capital.

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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

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
Preferred Stock
Subject to the protective provisions afforded to the holders of the Series A Preferred Stock, the Company’s board of directors has the authority to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences, and rights of the shares of each series and any of its qualifications, limitations, or restrictions, in each case without further vote or action by the Company’s stockholders. As of December 31, 2025, the Company had 200,000,000 shares authorized and 150,000 shares of preferred stock issued and outstanding.
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

During the year ended December 31, 2025, the Company repurchased and retired 7,979,247 shares of the Company’s Class A common stock for $25.0 million, which completed its share repurchase program. The Company did not make any share repurchases under the repurchase program during the year ended December 31, 2024.
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
A summary of the stock option activity is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(In thousands)		(In years)	(In thousands)
Balance as of December 31, 2024	17,300	$4.20	4.69	$31,282
Exercised	(1,146)	$1.44		$2,309
Canceled and forfeited	(984)	$10.17
Balance as of December 31, 2025	15,170	$4.02	3.99	$14,414

Vested and exercisable as of December 31, 2025	14,427	$4.11	3.99	$13,872

No options were granted during the years ended December 31, 2025, 2024 and 2023.

The number of options unvested as of December 31, 2025 and 2024 was 742 and 1,552, respectively. The weighted average grant-date fair value of these unvested options was $1.18 and $1.58 per share as of December 31, 2025 and 2024, respectively.

The total fair value of options vested during the years ended December 31, 2025, 2024 and 2023 was $1.5 million, $4.5 million and $11.4 million, respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $2.3 million, $1.8 million and $0.2 million, respectively.

As of December 31, 2025, the total unrecognized stock-based compensation expense for stock options was approximately $0.8 million, which is expected to be recognized over a weighted average period of 1.0 years.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted average grant date fair value per share
	(In thousands)
Balance as of December 31, 2024	13,770	$1.75
Granted	12,077	$3.44
Vested	(7,430)	$2.13
Forfeited	(5,678)	$2.39
Balance as of December 31, 2025	12,739	$2.84
As of December 31, 2025, there was $32.4 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.5 years. RSUs granted under the 2021 Plan generally vest quarterly over a period of two to four years from the grant date.

The total fair value of RSUs vested during the years ended December 31, 2025, 2024 and 2023 was $15.8 million, $17.5 million and $33.6 million, respectively.

During the year ended December 31, 2025, 1,093,750 RSUs were cancelled and 218,750 RSUs were modified in connection with the departure of a legacy senior executive. The net impact of the modification resulted in an incremental stock-based compensation cost of $0.3 million.
Performance Stock Units
A summary of the Company’s PSU activity and related information is as follows:

	Number of PSUs	Weighted average grant date fair value per share
	(In thousands)
Balance as of December 31, 2024	3,525	$0.67
Granted	8,260	$1.98
Vested	—	$—
Forfeited	(4,525)	$0.81
Balance as of December 31, 2025	7,260	$2.06

In the first quarter of 2025, the Company’s board of directors granted 1,300,000 PSUs to a recently hired senior executive, 4,200,000 PSUs to the Co-Founder and Head of Blend and 250,000 PSUs to another senior executive. The PSUs will vest in four tranches upon continued service and satisfaction of certain market-based performance targets related to the Company’s stock price hurdles.
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

Blend Labs, Inc.
Notes to Consolidated Financial Statements

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

The estimated weighted-average grant date fair value of all the awards issued during the first quarter of 2025 was $2.07 per share, which was determined using a Monte Carlo simulation model. The significant assumptions in the Monte Carlo simulation model include the risk-free interest rate, expected volatility of the Company’s stock price, and expected life of the award.

Fair value of common stock	$3.49 - $3.89
Remaining contractual term (years)	4.81 - 4.92
Expected volatility	90%
Risk-free interest rate	4.01% - 4.35%
Expected dividend yield	—

The total stock-based compensation expense recognized for PSUs for the years ended December 31, 2025, 2024 and 2023 was $8.0 million, $1.8 million and $0.6 million, respectively.

The total unrecognized compensation expense related to outstanding PSUs was $5.8 million as of December 31, 2025, which will be recognized over an estimated weighted average remaining period of 1.5 years.
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

During the year ended December 31, 2025, the second tranche of the Co-Founder and Head of Blend stock option award expired, resulting in a forfeiture of 5,862,866 shares.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

The total stock-based compensation expense recognized for this award for the years ended December 31, 2025, 2024 and 2023 was $3.4 million, $5.8 million and $12.3 million, respectively.

The total unrecognized compensation expense related to the award was $4.8 million as of December 31, 2025, which will be recognized over an estimated weighted average remaining period of 2.6 years.
Stock-Based Compensation Expense
The Company’s stock-based compensation expense was as follows:

	Year Ended December 31,
	2025	2024	2023

Cost of revenue	$543	$510	$987
Research and development(1)	6,292	9,870	19,046
Sales and marketing	2,864	3,546	7,035
General and administrative	19,256	14,015	18,489
Total	$28,955	$27,941	$45,557
____________
(1) Net of $3.2 million and $2.5 million of additions to capitalized internal-use software for the years ended December 31, 2025 and 2024, respectively, and none for the year ended December 31, 2023.
12. Restructuring
Workforce Reduction Plans
Between 2023 and 2024, the Company executed several strategic workforce reductions, including two initiatives in 2023 and two additional plans initiated in January and September 2024 (the “January 2024 Plan” and “September 2024 Plan,” respectively). In 2025, the Company implemented a new reduction plan (the “2025 Plan”), resulting in the elimination of 24 positions. The execution of the 2025 Plan was finalized in the fourth quarter of 2025.

The Company executed these initiatives as part of its broader efforts to improve cost efficiency and better align its operating structure with its strategic objectives, focusing on streamlining operations and general and administrative functions.

The restructuring charges attributable to the workforce reduction plans were $0.9 million, $2.5 million and $18.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. The restructuring charges for workforce reduction plans consisted primarily of cash expenditures for compensation, severance, and transition payments, employee benefits, payroll taxes and related facilitation costs. The restructuring charges attributable to one of the 2023 plans also include an accelerated expense of $2.1 million consisting of prepaid cash bonuses issued earlier that year to certain employees in lieu of previously committed equity-based awards.

The component classified as discontinued operations incurred an additional $1.2 million, $0.4 million, and $4.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Refer to Note 16, Assets Held for Sale and Discontinued Operations.
Lease Termination and Abandonment
During the year ended December 31, 2024, the Company entered into an agreement to terminate one of its leases incurring a net $1.2 million restructuring charge primarily related to the early termination fee, and abandoned another leased facility, incurring a $3.3 million restructuring charge primarily related to accelerated amortization of the right-of-use asset and disposal of the accompanying leasehold improvements. The $2.6 million lease liability related to the abandoned lease facility is presented under other current liabilities as of December 31, 2024, and there was no balance outstanding as of December 31, 2025.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Executive Transition Costs
During year ended December 31, 2023, the Company recognized $1.1 million in restructuring charges related to the transition of its former executives. These charges primarily consisted of one-time severance and retention payments, all of which were settled in 2023. There were no restructuring charges attributable to the executive transition costs for the year ended December 31, 2024. The Company recognized $0.7 million of executive transition costs for the year ended December 31, 2025.

The reconciliation of the restructuring liability balances is as follows:

(In thousands)
Restructuring liability as of December 31, 2023	$31
January 2024 Plan charge	1,086
September 2024 Plan charge	1,442
Settlements	(2,484)
Restructuring liability as of December 31, 2024	$75
2025 Plan charge	871
Settlements	(934)
Restructuring liability as of December 31, 2025	$12
13. Income Taxes
The total provision for income taxes consisted of the following:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Current:
Federal	$—	$—	$—
State	79	64	41
Foreign	170	11	87
Total current	249	75	128
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	34	(34)
Total deferred	—	34	(34)
Total provision for income taxes	$249	$109	$94

The following table summarizes the differences between the income tax provision recorded by the Company and the amount computed by applying the statutory federal income tax rate of 21% to loss before income tax for the year ended December 31, 2025:

Blend Labs, Inc.
Notes to Consolidated Financial Statements

	2025
	Amount	Rate
	(in thousands)
US federal statutory tax rate	$(185)	21%
State and local income taxes, net of federal income tax effect(1)	79	(9)%
Foreign tax effects
India	398	(45)%
Tax credits	—	—%
Changes in valuation allowances	(2,820)	321%
Nontaxable or nondeductible items
Section 162(m) adjustment	2,657	(302)%
Stock-based compensation	(2,248)	256%
Meals and entertainment	45	(5)%
Gifts	19	(2)%
Other	7	(1)%
Other reconciling items
Section 162(m)	1,284	(146)%
Stock-based compensation	993	(113)%
Other deferred adjustments	163	(19)%
Deferred true-up	(142)	16%
Other reconciling items	(1)	—%
Total Tax Expense	$249	(28)%

(1) The only state and local jurisdiction that contributes to the majority (greater than 50%) of the tax effect in this category is Texas.

The following table summarizes the differences between the income tax provision recorded by the Company and the amount computed by applying the statutory federal income tax rate of 21% to loss before income tax for the years ended December 31, 2024 and 2023.

	Year Ended December 31
	2024	2023
	(in thousands)
Tax benefit at federal statutory rate	$(8,957)	$(35,151)
State income taxes, net of federal benefit	(127)	481
Research and other credits	(2,771)	(3,774)
Change in valuation allowance	8,898	26,519
Section 162(m) adjustment	4,830	2,836
Stock-based compensation	(2,009)	9,380
Other	245	(197)
Total provision for income taxes	$109	$94

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Blend Labs, Inc.
Notes to Consolidated Financial Statements

	December 31, 2025	December 31, 2024
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$156,822	$152,665
Lease liabilities	—	642
Research and other credits	25,808	25,296
Accruals and reserves	1,150	265
Interest expense limitation	14,497	15,023
Stock-based compensation	6,665	6,513
Fixed assets	1,195	1,469
Capitalized research and development costs	25,782	37,428
Other deferred tax assets	28	100
Gross deferred tax assets	231,947	239,401
Less: valuation allowance	(223,684)	(235,540)
Total deferred tax assets	$8,263	$3,861
Deferred tax liabilities:
Right-of-use assets	$—	$(75)
Deferred contract costs	(1,303)	(1,016)
ASC 606 adjustments	(3)	(3)
Investments	(5,936)	(1,782)
Other deferred tax liabilities	(383)	(240)
Amortization	(638)	(745)
Gross deferred tax liabilities	(8,263)	(3,861)
Total net deferred tax assets	$—	$—

As of December 31, 2025, the Company believes that, based on available evidence, both positive and negative, it is more likely than not that the net deferred tax assets will not be utilized.

As of December 31, 2025, the Company had a valuation allowance of $223.7 million. The valuation allowance decrease of $11.8 million during 2025 is primarily attributable to a decrease in deferred tax assets resulting from Section 174 cost amortization.

As of December 31, 2025, the Company had net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $636.3 million and $434.5 million, respectively, available to reduce future taxable income. The federal net operating losses generated before 2018 will begin to expire in 2028. The federal net operating losses generated in and after 2018 may be carried forward indefinitely. The state NOL carryforwards vary by state and begin to expire in 2026.

As of December 31, 2025, the Company had $25.7 million of federal research credit carryforwards which will begin to expire in 2033 and state research credit carryforwards of $14.1 million which have no expiration date.

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

As of December 31, 2025, the Company had $12.0 million of unrecognized tax benefits, none of which, if recognized, would impact the effective tax rate. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. Interest and penalties were not significant during the years ended December 31, 2025, 2024 and 2023. The Company does not expect any material changes to its unrecognized tax benefits within the next twelve months.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

The following table reflects the changes in the Company’s unrecognized tax benefits:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Beginning Balance	$11,677	$10,040	$8,228
Gross increases—tax positions in prior periods	35	275	191
Gross increases—tax positions in current periods	240	1,362	1,621
Ending balance	$11,952	$11,677	$10,040

The Company files income tax returns in the U.S. federal, various state jurisdictions, and India. The Company is currently not under income tax examinations by the U.S. federal or state tax authorities.

In 2025, the Indian tax authorities concluded their examination of the Company’s 2022 tax year and issued an assessment. The Company has filed a formal appeal with the appropriate appellate authorities. As of December 31, 2025, management believes that its tax positions are well‑supported by the technical merits of the relevant tax law. Accordingly, under the more‑likely‑than‑not recognition threshold required by ASC 740‑10, the Company has determined that recognition of any tax liability is not warranted, and no provision for an uncertain tax position has been recorded. The Company is undergoing income tax examination in India for the 2023 tax year.

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

Diluted income (loss) per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities, including awards issued under the Company’s equity compensation plans or other contracts to issue common stock, as if the securities were exercised or converted into common stock or resulted in the issuance of common stock (net of any assumed repurchases) that then shared in the earnings of the Company. During the periods of net losses, the net loss is reduced for amounts allocated to participating securities only if the security has a right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in the net losses of the entity. The Company’s participating securities are not allocated any share of the net loss, as the participating securities do not have a contractual obligation to share in the net losses of the Company. Diluted net income (loss) per share attributable to the Company is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of fully diluted common shares outstanding.

The following table presents the calculation of basic and diluted net loss per share for Class A and Class B common stock. No shares of Class C common stock were issued and outstanding during the periods presented.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2025		2024		2023
	Class A Common	Class B Common	Class A Common	Class B Common	Class A Common	Class B Common
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(1,111)	$(16)	$(41,686)	$(1,074)	$(160,519)	$(6,961)
Less: Accretion of Series A Preferred Stock to redemption value	(17,583)	(249)	(10,606)	(273)	—	—
Net loss attributable to Blend Labs, Inc common stockholders from continuing operations	(18,694)	(265)	(52,292)	(1,347)	(160,519)	(6,961)

Net loss from discontinued operations	(5,774)	(82)	(642)	(17)	(11,884)	(515)
Less: Accretion of RNCI to redemption value from discontinued operations	(1,236)	(18)	(6,102)	(157)	(6,352)	(275)
Less: Net loss attributable to noncontrolling interest included in discontinued operations	179	3	72	2	1,137	49
Net loss attributable to Blend Labs, Inc common stockholders from discontinued operations	(6,831)	(97)	(6,672)	(172)	(17,099)	(741)

Net loss attributable to Blend Labs, Inc common stockholders	$(25,525)	$(362)	$(58,964)	$(1,519)	$(177,618)	$(7,702)

Denominator:
Weighted average common stock outstanding, basic and diluted	255,330	3,619	247,546	6,375	235,015	10,191
Net loss per share from continuing operations
Basic and diluted	$(0.07)	$(0.07)	$(0.21)	$(0.21)	$(0.69)	$(0.69)
Net loss per share from discontinued operations
Basic and diluted	$(0.03)	$(0.03)	$(0.03)	$(0.03)	$(0.07)	$(0.07)
Net loss per share attributable to Blend Labs, Inc.:
Basic and diluted	$(0.10)	$(0.10)	$(0.24)	$(0.24)	$(0.76)	$(0.76)

The following potential shares of common stock were excluded from the computation of diluted net earnings per share for the years ended December 31, 2025, 2024 and 2023 because including them would have been antidilutive as the Company has reported net loss for each of the periods:

	As of December 31,
	2025	2024	2023
	(In thousands)
Outstanding stock options	15,170	17,300	19,946
Early exercised options subject to repurchase	—	—	124
Non-plan Co-Founder and Head of Blend options	20,194	26,057	26,057
Unvested restricted stock units	12,739	13,770	20,137
Unvested performance stock awards(1)	7,260	3,525	5,500
Series G Warrant	598	598	598
Haveli Warrant	11,111	11,111	—
Series A redeemable convertible preferred stock	46,154	46,154	—
Total anti-dilutive securities	113,226	118,515	72,362
____________
(1) Performance conditions were not satisfied for the unvested performance stock awards as of December 31, 2025.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

15. Segment Information
The Company’s CODM is the chief executive officer. The Company’s operating segments are defined in a manner consistent with how the Company manages its operations and how the CODM evaluates the results and allocates the Company’s resources. In the year ended December 31, 2025, the Company classified the results of its previously reported Title segment as discontinued operations in its consolidated statement of operations. Refer to Note 16, Assets Held for Sale and Discontinued Operations, for additional details. As a result, the Company now operates in a single operating segment and a single reportable segment. The CODM assesses the segment performance by using net loss from continuing operations as a measure of segment profitability. The CODM uses revenue and net loss from continuing operations for purposes of making operating decisions, allocation of resources, and evaluation of financial performance, primarily by monitoring actual to budget results as well as by reviewing year-over-year performance.

The CODM also reviews significant segment expenses for the single reportable segment. Significant segment expenses include cost of revenue, research and development expenses, sales and marketing expenses, and general and administrative expenses, all of which are presented in our consolidated statements of operations and comprehensive income (loss). Other segment items include restructuring expenses, interest expense, other income (expense), net and income tax (expense) benefit, which are also presented in our consolidated statements of operations and comprehensive income (loss).

The Company does not evaluate performance or allocate resources based on segment assets, and therefore, such information is not presented.

The Company’s reported measure of segment profit or loss is as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Loss from continuing operations	$(1,127)	$(42,760)	$(167,480)

The Company does not generate revenue from external customers in foreign countries. The Company’s long-lived assets, which consist of property and equipment, net and operating lease right-of-use assets, by geographic location are as follows:

	As of December 31,
	2025	2024
	(in thousands)
Long-lived assets:
United States	$22,595	$11,924
India	1,746	—
Mexico	50	87
Total	$24,391	$12,011
16. Assets Held for Sale and Discontinued Operations
In the first quarter of 2025 the Company initiated a process to exit the title business, and on June 9, 2025, the Company entered into a definitive agreement to sell its title insurance business to a third party. The transaction closed on March 1, 2026. The divestiture is part of the Company’s strategic shift to transform into a platform-first company along with the further expansion of partner ecosystem.

The Company determined that all the criteria required for held-for-sale presentation were met as of March 31, 2025. As a result, the Company reported the assets and the liabilities of the disposal group as held for sale on the consolidated balance sheets and the operations of the disposal group as discontinued operations starting in the first quarter of 2025. Disposal group net assets are recorded at the lower of their carrying amount or estimated fair value less the costs to sell. Prior period amounts have been reclassified to conform to current period presentation.

Blend Labs, Inc.
Notes to Consolidated Financial Statements

Upon the execution of the definitive agreement, the Company recorded an impairment charge in the amount of $2.0 million related to the indefinite-lived intangible assets held within discontinued operations as the value was deemed to be not recoverable. With the exception of this impairment charge, there was no loss recognized related to the disposal group for the year ended December 31, 2025.

The following table is a summary of the assets and liabilities held for sale from discontinued operations:

	December 31, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents	$1,483	$4,232
Trade and other receivables, net of allowance for credit losses	3,346	2,782
Prepaid expenses and other current assets	811	2,604
Current assets held for sale from discontinued operations	$5,640	$9,618

Property and equipment, net	$652	$649
Operating lease right-of-use assets	349	1,130
Intangible assets, net	—	2,000
Other non-current assets(1)	1,939	2,278
Non-current assets held for sale from discontinued operations	$2,940	$6,057

Accounts payable	$343	$797
Accrued compensation	438	661
Other current liabilities	4,035	3,649
Current liabilities held for sale from discontinued operations	$4,816	$5,107

Operating lease liabilities, non-current	$—	$801
Other non-current liabilities	154	302
Non-current liabilities held for sale from discontinued operations	$154	$1,103
____________
(1) Other non-current assets includes $1.9 million of restricted cash related to collateral for surety bonds.
Operating results from the disposal group for the years ended December 31, 2025, 2024 and 2023 are reported as Loss from discontinued operations, on the consolidated statements of operations and comprehensive income (loss), as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Revenue	$33,396	$46,257	$47,297
Cost of revenue	29,643	38,934	42,621
Operating expenses:
Research and development	—	—	334
Sales and marketing	1,365	1,639	2,660
General and administrative	5,402	4,870	9,404
Impairment of intangible asset	2,000	—	—
Restructuring	1,205	1,589	4,892
Loss from operations	(6,219)	(775)	(12,614)
Other income (expense), net	363	116	215
Loss before income taxes	(5,856)	(659)	(12,399)
Income tax benefit	—	—	—
Loss from discontinued operations	$(5,856)	$(659)	$(12,399)

17. Revision of Previously Issued Quarterly Information (Unaudited)
In connection with the preparation of the financial statements for the year ended December 31, 2025, the Company identified errors in its consolidated financial statements for the first three quarters within fiscal year 2025. The Company assessed the effect of the errors on prior periods under the guidance of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC 250, Accounting Changes and Error Corrections (“ASC 250”). Based on its assessment, the Company determined that the errors were not material, individually or in the aggregate, to any previously issued financial statements.

While these errors were immaterial to prior quarters, correcting them all during the three months ended December 31, 2025, would have been material to the results for the fourth quarter. Therefore, the Company is revising the previously issued financial statements for those periods to correct the following identified misstatements: (i) improperly capitalizing costs relating to a specific internal use software project, (ii) not accruing timely for certain legal expenses, (iii) under-accruing for costs related to certain third party platform connectivity services, and (iv) several other previously identified immaterial errors, certain of which had been previously corrected in prior periods within 2025, and are also being revised.

The following tables present selected unaudited condensed consolidated statements of operations and comprehensive income (loss), condensed consolidated statements of cash flows, and condensed consolidated balance sheets for the periods indicated, as well as information about the impact of the revision adjustments on the previously reported amounts for those periods (in thousands, except per share data). The below revisions to the 2025 interim periods will be reflected as applicable in the Company’s 2026 quarterly reports to be filed on Form 10-Q.

Blend Labs, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	As of March 31, 2025
	As Reported	Adjustments	As Revised
Assets
Current assets:
Cash and cash equivalents	$56,244	$—	$56,244
Marketable securities and other investments	48,574	—	48,574
Trade and other receivables	10,692	4	10,696
Prepaid expenses and other current assets	15,916	(475)	15,441
Current assets held for sale from discontinued operations	8,518	—	8,518
Total current assets	139,944	(471)	139,473
Property and equipment, net	16,993	(322)	16,671
Operating lease right-of-use assets	262	—	262
Intangible assets, net	77	—	77
Deferred contract costs	3,221	—	3,221
Other non-current assets	21,930	—	21,930
Non-current assets held for sale from discontinued operations	5,839	—	5,839
Total assets	$188,266	$(793)	$187,473
Liabilities, redeemable equity and stockholders’ equity
Current liabilities:
Accounts payable	$2,666	$—	$2,666
Deferred revenue	33,266	(346)	32,920
Accrued compensation	3,901	—	3,901
Other current liabilities	11,467	(160)	11,307
Current liabilities held for sale from discontinued operations	6,793	—	6,793
Total current liabilities	58,093	(506)	57,587
Other non-current liabilities	291	—	291
Non-current liabilities held for sale from discontinued operations	903	—	903
Total liabilities	59,287	(506)	58,781
Commitments and contingencies
Series A redeemable convertible preferred stock	145,865	—	145,865

Stockholders’ equity:
Common Stock	2	—	2
Additional paid-in capital	1,376,752	—	1,376,752
Accumulated other comprehensive income	565	—	565
Accumulated deficit	(1,394,205)	(287)	(1,394,492)
Total stockholders’ equity	(16,886)	(287)	(17,173)
Total liabilities, redeemable equity and stockholders’ equity	$188,266	$(793)	$187,473

Blend Labs, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	As of June 30, 2025
	As Reported	Adjustments	As Revised
Assets
Current assets:
Cash and cash equivalents	$36,499	$—	$36,499
Marketable securities and other investments	51,801	—	51,801
Trade and other receivables	14,962	142	15,104
Prepaid expenses and other current assets	17,128	(543)	16,585
Current assets held for sale from discontinued operations	6,440	—	6,440
Total current assets	126,830	(401)	126,429
Property and equipment, net	21,179	(476)	20,703
Operating lease right-of-use assets	1,780	—	1,780
Intangible assets, net	73	—	73
Deferred contract costs	3,399	—	3,399
Other non-current assets	25,938	—	25,938
Non-current assets held for sale from discontinued operations	3,873	—	3,873
Total assets	$183,072	$(877)	$182,195
Liabilities, redeemable equity and stockholders’ equity
Current liabilities:
Accounts payable	$1,201	$—	$1,201
Deferred revenue	32,746	(382)	32,364
Accrued compensation	2,854	—	2,854
Other current liabilities	10,152	(6)	10,146
Current liabilities held for sale from discontinued operations	5,790	—	5,790
Total current liabilities	52,743	(388)	52,355
Other non-current liabilities	1,795	—	1,795
Non-current liabilities held for sale from discontinued operations	858	—	858
Total liabilities	55,396	(388)	55,008
Commitments and contingencies
Series A redeemable convertible preferred stock	150,241	—	150,241

Stockholders’ equity:
Common Stock	2	—	2
Additional paid-in capital	1,377,769	—	1,377,769
Accumulated other comprehensive income	514	—	514
Accumulated deficit	(1,400,850)	(489)	(1,401,339)
Total stockholders’ equity	(22,565)	(489)	(23,054)
Total liabilities, redeemable equity and stockholders’ equity	$183,072	$(877)	$182,195

Blend Labs, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	As of September 30, 2025
	As Reported	Adjustments	As Revised
Assets
Current assets:
Cash and cash equivalents	$55,021	$—	$55,021
Marketable securities and other investments	22,234	—	22,234
Trade and other receivables	12,201	120	12,321
Prepaid expenses and other current assets	20,105	(418)	19,687
Current assets held for sale from discontinued operations	6,427	—	6,427
Total current assets	115,988	(298)	115,690
Property and equipment, net	22,978	(659)	22,319
Operating lease right-of-use assets	1,573	—	1,573
Intangible assets, net	69	—	69
Deferred contract costs	3,136	—	3,136
Other non-current assets	42,559	—	42,559
Non-current assets held for sale from discontinued operations	3,263	—	3,263
Total assets	$189,566	$(957)	$188,609
Liabilities, redeemable equity and stockholders’ equity
Current liabilities:
Accounts payable	$772	$—	$772
Deferred revenue	25,325	(119)	25,206
Accrued compensation	4,596	—	4,596
Other current liabilities	9,235	87	9,322
Current liabilities held for sale from discontinued operations	5,744	—	5,744
Total current liabilities	45,672	(32)	45,640
Operating lease liabilities, non-current	—	—	—
Other non-current liabilities	1,420	—	1,420
Debt, non-current, net	—	—	—
Non-current liabilities held for sale from discontinued operations	160	—	160
Total liabilities	47,252	(32)	47,220
Commitments and contingencies
Series A redeemable convertible preferred stock	154,799	—	154,799

Stockholders’ equity:
Common Stock	2	—	2
Additional paid-in capital	1,375,276	—	1,375,276
Accumulated other comprehensive income	555	—	555
Accumulated deficit	(1,388,318)	(925)	(1,389,243)
Total stockholders’ equity	(12,485)	(925)	(13,410)
Total liabilities, redeemable equity and stockholders’ equity	$189,566	$(957)	$188,609

Blend Labs, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31, 2025
	As Reported	Adjustments	As Revised
Revenue
Software platform	$24,260	$42	$24,302
Professional services	2,510	33	2,543
Total revenue	26,770	75	26,845
Cost of revenue
Software platform	5,865	33	5,898
Professional services	1,947	—	1,947
Total cost of revenue	7,812	33	7,845
Gross profit	18,958	42	19,000
Operating expenses:
Research and development	7,520	322	7,842
Sales and marketing	7,188	—	7,188
General and administrative	11,224	7	11,231
Restructuring	719	—	719
Total operating expenses	26,651	329	26,980
Loss from operations	(7,693)	(287)	(7,980)
Other income (expense), net	1,114	—	1,114
Loss before income taxes	(6,579)	(287)	(6,866)
Income tax expense	(30)	—	(30)
Loss from continuing operations	(6,609)	(287)	(6,896)
Loss from discontinued operations (Note 16)	(2,803)	—	(2,803)
Net loss	(9,412)	(287)	(9,699)
Less: Net loss attributable to noncontrolling interest included in discontinued operations	182	—	182
Net loss attributable to Blend Labs, Inc.	(9,230)	(287)	(9,517)
Less: Accretion of redeemable noncontrolling interest to redemption value from discontinued operations	(1,254)	—	(1,254)
Less: Accretion of Series A redeemable convertible preferred stock to redemption value	(4,202)	—	(4,202)
Net loss attributable to Blend Labs, Inc. common stockholders	$(14,686)	$(287)	$(14,973)

Net loss per share attributable to Blend Labs, Inc. common stockholders - basic and diluted:
Continuing operations	$(0.04)	$—	$(0.04)
Discontinued operations	$(0.01)	$—	$(0.01)
Weighted average shares used in calculating net loss per share:
Basic and diluted	258,832	—	$258,832

Comprehensive loss:
Net loss	$(9,412)	$(287)	$(9,699)
Unrealized gain on marketable securities	6	—	6
Foreign currency translation loss	(43)	—	(43)
Comprehensive loss	(9,449)	(287)	(9,736)
Less: Comprehensive loss attributable to noncontrolling interest	182	—	182
Comprehensive loss attributable to Blend Labs, Inc.	$(9,267)	$(287)	$(9,554)

Blend Labs, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30, 2025
	As Reported	Adjustments	As Revised
Revenue
Software platform	$29,391	$74	$29,465
Professional services	2,132	32	2,164
Total revenue	31,523	106	31,629
Cost of revenue
Software platform	6,505	55	6,560
Professional services	1,713	—	1,713
Total cost of revenue	8,218	55	8,273
Gross profit	23,305	51	23,356
Operating expenses:
Research and development	7,332	154	7,486
Sales and marketing	6,950	—	6,950
General and administrative	13,619	99	13,718
Restructuring	28	—	28
Total operating expenses	27,929	253	28,182
Loss from operations	(4,624)	(202)	(4,826)
Other income (expense), net	1,018	—	1,018
Loss before income taxes	(3,606)	(202)	(3,808)
Income tax expense	(41)	—	(41)
Loss from continuing operations	(3,647)	(202)	(3,849)
Loss from discontinued operations (Note 16)	(2,998)	—	(2,998)
Net loss	(6,645)	(202)	(6,847)
Less: Net loss attributable to noncontrolling interest included in discontinued operations	—	—	—
Net loss attributable to Blend Labs, Inc.	(6,645)	(202)	(6,847)
Less: Accretion of redeemable noncontrolling interest to redemption value from discontinued operations	—	—	—
Less: Accretion of Series A redeemable convertible preferred stock to redemption value	(4,376)	—	(4,376)
Net loss attributable to Blend Labs, Inc. common stockholders	$(11,021)	$(202)	$(11,223)

Net loss per share attributable to Blend Labs, Inc. common stockholders - basic and diluted:
Continuing operations	$(0.03)	$—	$(0.03)
Discontinued operations	$(0.01)	$—	$(0.01)
Weighted average shares used in calculating net loss per share:
Basic and diluted	259,211	—	259,211

Comprehensive loss:
Net loss	$(6,645)	$(202)	$(6,847)
Unrealized loss on marketable securities	(44)	—	(44)
Foreign currency translation loss	(7)	—	(7)
Comprehensive loss	(6,696)	(202)	(6,898)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—
Comprehensive loss attributable to Blend Labs, Inc.	$(6,696)	$(202)	$(6,898)

Blend Labs, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30, 2025
	As Reported	Adjustments	As Revised
Revenue
Software platform	$30,459	$(97)	$30,362
Professional services	2,401	(68)	2,333
Total revenue	32,860	(165)	32,695
Cost of revenue
Software platform	6,624	13	6,637
Professional services	1,780	—	1,780
Total cost of revenue	8,404	13	8,417
Gross profit	24,456	(178)	24,278
Operating expenses:
Research and development	8,522	183	8,705
Sales and marketing	7,873	—	7,873
General and administrative	12,879	75	12,954
Restructuring	93	—	93
Total operating expenses	29,367	258	29,625
Loss from operations	(4,911)	(436)	(5,347)
Other income (expense), net	17,348	—	17,348
Income before income taxes	12,437	(436)	12,001
Income tax expense	(27)	—	(27)
Income from continuing operations	12,410	(436)	11,974
Income from discontinued operations (Note 16)	122	—	122
Net income	12,532	(436)	12,096
Less: Net income attributable to noncontrolling interest included in discontinued operations	—	—	—
Net income attributable to Blend Labs, Inc.	12,532	(436)	12,096
Less: Accretion of redeemable noncontrolling interest to redemption value from discontinued operations	—	—	—
Less: Accretion of Series A redeemable convertible preferred stock to redemption value	(4,558)	—	(4,558)
Net income attributable to Blend Labs, Inc. common stockholders	$7,974	$(436)	$7,538

Net income per share attributable to Blend Labs, Inc. common stockholders - basic and diluted:
Basic
Continuing operations	$0.03	$(0.01)	$0.02
Discontinued operations	$—	$—	$—
Net income per share attributable to Blend Labs, Inc. common stockholders	$0.03	$(0.01)	$0.02
Diluted
Continuing operations	$0.02	$—	$0.02
Discontinued operations	$—	$—	$—
Net income per share attributable to Blend Labs, Inc. common stockholders	$0.02	$—	$0.02
Weighted average shares used in calculating net income per share:
Basic	259,631	—	259,631
Diluted	268,719	—	268,719
Comprehensive income:
Net income	$12,532	$(436)	$12,096
Unrealized loss on marketable securities	(62)	—	(62)
Foreign currency translation gain	103	—	103
Comprehensive income	12,573	(436)	12,137
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—
Comprehensive income attributable to Blend Labs, Inc.	$12,573	$(436)	$12,137

Blend Labs, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Six months ended June 30, 2025
	As Reported	Adjustments	As Revised
Revenue
Software platform	$53,651	$116	$53,767
Professional services	4,642	65	4,707
Total revenue	58,293	181	58,474
Cost of revenue
Software platform	12,369	88	12,457
Professional services	3,660	—	3,660
Total cost of revenue	16,029	88	16,117
Gross profit	42,264	93	42,357
Operating expenses:
Research and development	14,853	476	15,329
Sales and marketing	14,137	—	14,137
General and administrative	24,844	106	24,950
Restructuring	747	—	747
Total operating expenses	54,581	582	55,163
Loss from operations	(12,317)	(489)	(12,806)
Other income (expense), net	2,132	—	2,132
Loss before income taxes	(10,185)	(489)	(10,674)
Income tax expense	(71)	—	(71)
Loss from continuing operations	(10,256)	(489)	(10,745)
Loss from discontinued operations (Note 16)	(5,801)	—	(5,801)
Net loss	(16,057)	(489)	(16,546)
Less: Net loss attributable to noncontrolling interest included in discontinued operations	182	—	182
Net loss attributable to Blend Labs, Inc.	(15,875)	(489)	(16,364)
Less: Accretion of redeemable noncontrolling interest to redemption value from discontinued operations	(1,254)	—	(1,254)
Less: Accretion of Series A redeemable convertible preferred stock to redemption value	(8,578)	—	(8,578)
Net loss attributable to Blend Labs, Inc. common stockholders	$(25,707)	$(489)	$(26,196)

Net loss per share attributable to Blend Labs, Inc. common stockholders - basic and diluted:
Continuing operations	$(0.07)	$—	$(0.07)
Discontinued operations	$(0.03)	$—	$(0.03)
Weighted average shares used in calculating net income (loss) per share:
Basic and diluted	259,004	—	259,004

Comprehensive loss:
Net loss	$(16,057)	$(489)	$(16,546)
Unrealized loss on marketable securities	(38)	—	(38)
Foreign currency translation loss	(50)	—	(50)
Comprehensive loss	(16,145)	(489)	(16,634)
Less: Comprehensive loss attributable to noncontrolling interest	182	—	182
Comprehensive loss attributable to Blend Labs, Inc.	$(15,963)	$(489)	$(16,452)

Blend Labs, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Nine months ended September 30, 2025
	As Reported	Adjustments	As Revised
Revenue
Software platform	$84,110	$19	$84,129
Professional services	7,043	(3)	7,040
Total revenue	91,153	16	91,169
Cost of revenue
Software platform	18,993	101	19,094
Professional services	5,440	—	5,440
Total cost of revenue	24,433	101	24,534
Gross profit	66,720	(85)	66,635
Operating expenses:
Research and development	23,375	659	24,034
Sales and marketing	22,010	—	22,010
General and administrative	37,723	181	37,904
Restructuring	840	—	840
Total operating expenses	83,948	840	84,788
Loss from operations	(17,228)	(925)	(18,153)
Other income (expense), net	19,480	—	19,480
Income before income taxes	2,252	(925)	1,327
Income tax expense	(98)	—	(98)
Income from continuing operations	2,154	(925)	1,229
Loss from discontinued operations (Note 16)	(5,679)	—	(5,679)
Net loss	(3,525)	(925)	(4,450)
Less: Net loss attributable to noncontrolling interest included in discontinued operations	182	—	182
Net loss attributable to Blend Labs, Inc.	(3,343)	(925)	(4,268)
Less: Accretion of redeemable noncontrolling interest to redemption value from discontinued operations	(1,254)	—	(1,254)
Less: Accretion of Series A redeemable convertible preferred stock to redemption value	(13,136)	—	(13,136)
Net loss attributable to Blend Labs, Inc. common stockholders	$(17,733)	$(925)	$(18,658)

Net loss per share attributable to Blend Labs, Inc. common stockholders - basic and diluted:
Basic:
Continuing operations	$(0.04)	$—	$(0.04)
Discontinued operations	$(0.03)	$—	$(0.03)
Weighted average shares used in calculating net loss per share:
Basic and diluted	259,228	—	259,228

Comprehensive loss:
Net loss	$(3,525)	$(925)	$(4,450)
Unrealized loss on marketable securities	(100)	—	(100)
Foreign currency translation gain	53	—	53
Comprehensive loss	(3,572)	(925)	(4,497)
Less: Comprehensive loss attributable to noncontrolling interest	182	—	182
Comprehensive loss attributable to Blend Labs, Inc.	$(3,390)	$(925)	$(4,315)

Blend Labs, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31, 2025
	As Reported	Adjustments	As Revised
Operating activities
Net loss	$(9,412)	$(287)	$(9,699)
Net loss from continuing operations	(6,609)	(287)	(6,896)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,048	48	6,096

Changes in operating assets and liabilities:
Trade and other receivables	3,906	(4)	3,902
Prepaid expenses and other assets, current and non-current	389	475	864
Deferred revenue	13,254	(346)	12,908
Other liabilities, current and non-current	2,179	(160)	2,019
Net cash provided by operating activities - continuing operations	20,085	(274)	19,811
Net cash provided by operating activities	20,390	(274)	20,116

Additions to property, equipment and internal-use software development costs	(4,587)	274	(4,313)
Net cash provided by investing activities - continuing operations	3,312	274	3,586
Net cash provided by investing activities	3,228	274	3,502
Blend Labs, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30, 2025
	As Reported	Adjustments	As Revised
Operating activities
Net loss	$(16,057)	$(489)	$(16,546)
Net loss from continuing operations	(10,256)	(489)	(10,745)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	13,610	68	13,678

Changes in operating assets and liabilities:
Trade and other receivables	(364)	(142)	(506)
Prepaid expenses and other assets, current and non-current	(1,262)	543	(719)
Deferred revenue	12,734	(382)	12,352
Other liabilities, current and non-current	2,210	(6)	2,204
Net cash provided by operating activities - continuing operations	14,793	(408)	14,385
Net cash provided by operating activities	14,022	(408)	13,614

Additions to property, equipment and internal-use software development costs	(8,320)	408	(7,912)
Net cash used in investing activities - continuing operations	(7,483)	408	(7,075)
Net cash used in investing activities	(7,603)	408	(7,195)

Blend Labs, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30, 2025
	As Reported	Adjustments	As Revised
Operating activities
Net loss	$(3,525)	$(925)	$(4,450)
Net income from continuing operations	2,154	(925)	1,229

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	21,376	101	21,477

Changes in operating assets and liabilities:
Trade and other receivables	2,345	(120)	2,225
Prepaid expenses and other assets, current and non-current	(4,709)	418	(4,291)
Deferred revenue	5,313	(119)	5,194
Other liabilities, current and non-current	1,686	87	1,773
Net cash provided by operating activities - continuing operations	12,060	(558)	11,502
Net cash provided by operating activities	10,532	(558)	9,974

Additions to property, equipment and internal-use software development costs	(10,592)	558	(10,034)
Net cash provided by investing activities - continuing operations	19,972	558	20,530
Net cash provided by investing activities	19,790	558	20,348

The impact of the revisions on the Condensed Consolidated Statements of Redeemable Noncontrolling Interest, Series A Redeemable Convertible Preferred Stock, and Stockholders' Equity was solely within net (loss) income for errors impacting accumulated deficit as presented above.
18. Subsequent Events
On March 1, 2026, the Company completed the sale of substantially all the assets and liabilities of its title insurance business to a third party.

On March 10, 2026, the Company's board of directors authorized the repurchase of up to $50.0 million of the Company’s Class A common stock. Repurchases may be made from time to time through open market repurchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of its Class A common stock, and it may be suspended at any time at the Company’s discretion. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. The share repurchase program has no set expiration date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2025 because of the material weaknesses in our internal control over financial reporting described below.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting, as of the end of the period covered by this Annual Report on Form 10-K based on the guidelines established in the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2025 because of the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the interim or annual financial statements will not be prevented or detected on a timely basis.

We identified the following material weaknesses:

•We did not design and maintain effective controls over revenue recognition. Specifically, we did not design and maintain (i) effective controls over the accuracy and occurrence of transaction quantity used to record revenue, including the completeness and accuracy of data flows and automated data transformations of the quantity information; (ii) effective controls over accuracy of the transaction price used to record revenue; and (iii) effective controls over the accuracy of customer order information used to record revenue. These material weaknesses resulted in immaterial adjustments to trade and other receivables, prepaid expenses and other current assets, deferred revenue, accumulated deficit, revenue-software platform, revenue-professional services, and cost of revenue - software platform in the previously issued quarterly financial statements for the periods ended March 31, 2025, June 30, 2025 and September 30, 2025.

•We did not design and maintain effective information technology ("IT”) general controls for certain information systems that support our revenue process that are relevant to the preparation of our financial statements and the effectiveness of IT-dependent controls. Specifically, we did not design and maintain: (i) program change management controls to ensure that program and data changes are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel; and (iii) computer operations controls to ensure that processing and transfer of data are monitored. These material weaknesses did not result in misstatements to the interim or annual financial statements for any of the periods presented.

Additionally, each of these material weaknesses could result in misstatements to revenue and related accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting as a result of our “emerging growth company” status, as defined in the JOBS Act. Accordingly, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our assessment of the effectiveness of internal control over financial reporting as of December 31, 2025.
Remediation Plan for the Material Weaknesses
We are enhancing the design of our internal controls to remediate the material weaknesses which includes designing and implementing procedures to ensure (i) the completeness and accuracy of revenue data flows and automated data transformations; (ii) the accuracy of pricing; and (iii) the accuracy of customer order information used in revenue recognition. With respect to the IT general controls over information systems in our revenue process, we are designing and implementing more rigorous controls over user access reviews and program change management controls as well as the monitoring of data processing and transfers.

We believe these measures will remediate the material weaknesses; however, the material weaknesses will not be considered remediated until the applicable controls have been designed, implemented and operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
Except as described below, during the three months ended December 31, 2025, none of our officers or directors, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or any “non Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

On December 16, 2025, Nima Ghamsari, our Head of Blend, entered into a Rule 10b5-1 trading arrangement that provides for the sale from time to time of shares of our Class A Common Stock, intended to generate an aggregate of approximately a maximum dollar amount of $650,000, with the exact number of shares to be sold pursuant to Mr. Ghamsari’s trading arrangement to be determined based on market prices of our Class A Common Stock. The plan will expire on June 11, 2026, subject to early termination for certain specified events as set forth in the plan. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-Q	001-40599	3.1	August 24, 2021
3.2	Amended and Restated Bylaws of the registrant.	10-Q	001-40599	3.2	August 24, 2021
3.3	Certificate of Amendment to Certificate of Designations of the registrant.	8-K	001-40599	3.1	June 24, 2024
3.4	Amended and Restated Certificate of Designations of the registrant.	8-K	001-40599	3.2	June 24, 2024
4.1	Form of Class A common stock certificate of the registrant.	S-1/A	333-257223	4.1	July 6, 2021
4.2	Amended and Restated Investors’ Rights Agreement, among the registrant and certain holders of its capital stock, dated as of January 11, 2021.	S-1/A	333-257223	4.2	July 6, 2021
4.3	Warrant to Purchase Class A Common Stock between the registrant, OR Lending LLC, OR Tech Lending LLC, and OR BL LLC., dated as of July 2, 2021.	10-Q	001-40599	4.4	August 24, 2021
4.4	Description of Capital Stock.	10-K	001-40599	4.4	March 31, 2022
4.5	Warrant to Purchase Class A Common Stock between the registrant and Haveli Brooks Aggregator, L.P., dated as of April 29, 2024.	10-Q	001-40599	4.1	May 8, 2024
4.6	Registration Rights Agreement, between the registrant and Haveli Brooks Aggregator, L.P., dated as of April 29, 2024.	10-Q	001-40599	4.2	May 8, 2024
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1/A	333-257223	10.1	July 6, 2021
10.2+	Blend Labs, Inc. 2021 Equity Incentive Plan and related form agreements.	10-K	001-40599	10.2	March 14, 2024

10.3+	Blend Labs, Inc. 2012 Stock Plan and related form agreements.	S-1	333-257223	10.3	June 21, 2021
10.4+	Executive 2020 Bonus Plan.	S-1	333-257223	10.4	June 21, 2021
10.5+	Executive Incentive Compensation Plan.	S-1	333-257223	10.5	June 21, 2021
10.6+	Confirmatory Employment Letter between the registrant and Nima Ghamsari, dated as of July 1, 2021.	S-1/A	333-257223	10.8	July 6, 2021
10.7+	Letter Agreement between the registrant and Nima Ghamsari, dated as of August 25, 2023.	10-Q	001-40599	10.1	November 7, 2023
10.8+	Form of Award Letter.	10-Q	001-40599	10.3	November 7, 2023
10.9+	Blend Labs, Inc. Stand-Alone Stock Option Agreement between the registrant and Nima Ghamsari, effective as of March 30, 2021, as amended July 5, 2021.	10-Q	001-40599	10.12	August 24, 2021
10.10+	Form of Exchange Agreement between the registrant and Nima Ghamsari.	S-1/A	333-257223	10.15	July 6, 2021
10.11+	Form of Equity Exchange Agreement between the registrant and Nima Ghamsari.	S-1/A	333-257223	10.16	July 6, 2021
10.12+	Offer Letter between the registrant and Amir Jafari, dated as of January 9, 2023.	10-K	001-40599	10.2	March 16, 2023
10.13+	Outside Director Compensation Policy, as amended.	10-Q	001-40599	10.3	May 8, 2024
10.14	Investment Agreement between the registrant and Haveli Brooks Aggregator, L.P., dated as of April 29, 2024.	10-Q	001-40599	10.4	May 8, 2024
10.15+	Form of Change in Control Severance Agreement.	10-Q	001-40599	10.1	November 6, 2024
10.16+*	Offer Letter between the registrant and Srinivasan Venkatramani, dated as of October 27, 2024.	10-K	001-40599	10.18	March 13, 2025
10.17+*	Form of Severance Letter Agreement.	10-K	001-40599	10.19	March 13, 2025
10.18+	Offer Letter between the Registrant and Jason Ream, dated August 6, 2025.	10-Q	001-40599	10.1	November 6, 2025
10.19+	Transition and General Release Agreement, dated October 3, 2025	10-Q	001-40599	10.2	November 6, 2025
19.1	Insider Trading Policy.	10-K	001-40599	19.1	March 13, 2025
21.1	List of subsidiaries of the registrant.	10-K	001-40599	21.1	March 13, 2025
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included in signature pages hereto).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy.	10-K	001-40599	97.1	March 14, 2024

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
ITEM 16. FORM 10–K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLEND LABS, INC.

Date:	March 13, 2026	By:	/s/ Nima Ghamsari
Nima Ghamsari
Head of Blend and Co-Founder
(Principal Executive Officer)

Date:	March 13, 2026	By:	/s/ Jason Ream
Jason Ream
Head of Finance
(Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nima Ghamsari, Jason Ream, and Winnie Ling, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nima Ghamsari	Chief Executive Officer and Chair	March 13, 2026
Nima Ghamsari	(Principal Executive Officer)

/s/ Jason Ream	Head of Finance and Administration	March 13, 2026
Jason Ream	(Principal Financial Officer)

/s/ Oxana Tkach	Controller	March 13, 2026
Oxana Tkach	(Principal Accounting Officer)

/s/ Gerald C. Chen	Director	March 13, 2026
Gerald C. Chen

/s/ Erin Lantz	Director	March 13, 2026
Erin Lantz

/s/ Timothy J. Mayopoulos	Director	March 13, 2026
Timothy J. Mayopoulos

/s/ Brian Sheth	Director	March 13, 2026
Brian Sheth

/s/ Bryan E. Sullivan	Director	March 13, 2026
Bryan E. Sullivan

/s/ Eric Woersching	Director	March 13, 2026
Eric Woersching