Form 10-Q
period 2026-03-31
Blend Labs, Inc.
filed 2026-05-07
CIK 1855747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of May 1, 2026, there were 238,860,271 shares of the registrant's Class A common stock outstanding, 3,256,385 shares of the registrant's Class B common stock outstanding, and no shares of the registrant's Class C common stock outstanding.

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
4

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blend Labs, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$37,430	$45,061
Marketable securities and other investments	21,607	24,739
Trade and other receivables, net of allowance for credit losses of $79 and $112, respectively	17,880	8,786
Prepaid expenses and other current assets	16,183	17,257
Current assets held for sale from discontinued operations	—	3,958
Total current assets	93,100	99,801
Property and equipment, net	22,624	22,997
Operating lease right-of-use assets	1,271	1,394
Deferred contract costs	3,382	3,425
Other non-current assets	40,882	41,425
Non-current assets held for sale from discontinued operations	—	1,003
Total assets	$161,259	$170,045
Liabilities, redeemable equity and stockholders’ equity
Current liabilities:
Accounts payable	$259	$1,858
Deferred revenue	34,022	19,385
Accrued compensation	3,988	4,560
Other current liabilities	13,181	11,523
Current liabilities held for sale from discontinued operations	—	2,128
Total current liabilities	51,450	39,454
Other non-current liabilities	1,496	1,569
Total liabilities	52,946	41,023
Commitments and contingencies (Note 7)
Series A redeemable convertible preferred stock, par value $0.00001 per share: 200,000 shares authorized as of March 31, 2026 and December 31, 2025, 150 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively (Note 8)	164,226	159,495
Stockholders’ equity:
Class A, Class B and Class C Common Stock, par value $0.00001 per share: 3,000,000 (Class A 1,800,000, Class B 600,000, Class C 600,000) shares authorized as of March 31, 2026 and December 31, 2025; 247,336 (Class A 244,080, Class B 3,256, Class C 0) and 256,043 (Class A 252,787, Class B 3,256, Class C 0) shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	1,343,247	1,360,704
Accumulated other comprehensive income	663	597
Accumulated deficit	(1,399,825)	(1,391,776)
Total stockholders’ equity	(55,913)	(30,473)
Total liabilities, redeemable equity and stockholders’ equity	$161,259	$170,045
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue
Software platform	$27,993	$24,302
Professional services	2,850	2,543
Total revenue	30,843	26,845
Cost of revenue
Software platform	5,768	5,898
Professional services	1,710	1,947
Total cost of revenue	7,478	7,845
Gross profit	23,365	19,000
Operating expenses:
Research and development	9,413	7,842
Sales and marketing	6,198	7,188
General and administrative	12,153	11,231
Restructuring	662	719
Total operating expenses	28,426	26,980
Loss from operations	(5,061)	(7,980)
Other income (expense), net	40	1,114
Loss before income taxes	(5,021)	(6,866)
Income tax expense	(63)	(30)
Loss before equity in losses of equity method investees	(5,084)	(6,896)
Equity in losses of equity method investees, net of tax	(381)	—
Loss from continuing operations	(5,465)	(6,896)
Loss from discontinued operations (Note 15)	(2,584)	(2,803)
Net loss	(8,049)	(9,699)
Less: Net loss attributable to noncontrolling interest included in discontinued operations	—	182
Net loss attributable to Blend Labs, Inc.	(8,049)	(9,517)
Less: Accretion of redeemable noncontrolling interest to redemption value from discontinued operations	—	(1,254)
Less: Accretion of Series A redeemable convertible preferred stock to redemption value	(4,731)	(4,202)
Net loss attributable to Blend Labs, Inc. common stockholders	$(12,780)	$(14,973)

Net loss per share attributable to Blend Labs, Inc. common stockholders - basic and diluted:
Continuing operations	$(0.04)	$(0.04)
Discontinued operations	$(0.01)	$(0.02)
Net loss per share attributable to Blend Labs, Inc. common stockholders	$(0.05)	$(0.06)
Weighted average shares used in calculating net loss per share:
Basic and diluted	255,630	258,832
Comprehensive loss:
Net loss	$(8,049)	$(9,699)
Unrealized (loss) gain on marketable securities	(106)	6
Foreign currency translation gain (loss)	172	(43)
Comprehensive loss	(7,983)	(9,736)
Less: Comprehensive loss attributable to noncontrolling interest included in discontinued operations	—	182
Comprehensive loss attributable to Blend Labs, Inc.	$(7,983)	$(9,554)
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Redeemable Noncontrolling Interest, Series A Redeemable Convertible Preferred Stock and Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2026
	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
Balances as of December 31, 2025	150	$159,495	256,043	$2	$1,360,704	$597	$(1,391,776)	$(30,473)
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	110	—	96	—	—	96
Vesting of restricted stock units	—	—	1,888	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—	(664)	—	(1,127)	—	—	(1,127)
Stock-based compensation	—	—	—	—	6,928	—	—	6,928
Unrealized loss on investments in marketable securities	—	—	—	—	—	(106)	—	(106)
Foreign currency translation gain	—	—	—	—	—	172	—	172
Accretion of Series A redeemable convertible preferred stock to redemption value	—	4,731	—	—	(4,731)	—	—	(4,731)
Share repurchases	—	—	(10,041)	—	(18,623)	—	—	(18,623)
Net loss	—	—	—	—	—	—	(8,049)	(8,049)
Balances as of March 31, 2026	150	$164,226	247,336	$2	$1,343,247	$663	$(1,399,825)	$(55,913)

See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Redeemable Noncontrolling Interest, Series A Redeemable Convertible Preferred Stock and Stockholders’ Equity (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2025
	Redeemable noncontrolling interest - held for sale from discontinued operations	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

		Shares	Amount	Shares	Amount
Balances as of December 31, 2024	$52,375	150	$141,663	258,173	$2	$1,328,015	$602	$(1,384,975)	$(56,356)
Issuance of common stock upon exercise of stock options	—	—	—	256	—	363	—	—	363
Vesting of restricted stock units	—	—	—	2,064	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—	—	(745)	—	(2,971)	—	—	(2,971)
Stock-based compensation	—	—	—	—	—	7,202	—	—	7,202
Unrealized gain on investments in marketable securities	—	—	—	—	—	—	6	—	6
Foreign currency translation loss	—	—	—	—	—	—	(43)	—	(43)
Accretion of redeemable noncontrolling interest to redemption value	1,254	—	—	—	—	(1,254)	—	—	(1,254)
Accretion of Series A redeemable convertible preferred stock to redemption value	—	—	4,202	—	—	(4,202)	—	—	(4,202)
Share repurchases	—	—	—	(923)	—	(3,076)	—	—	(3,076)
Reclassification of noncontrolling interest to equity, net of noncash consideration received	(53,447)	—	—	—	—	52,675	—	—	52,675
Net loss	(182)	—	—	—	—	—	—	(9,517)	(9,517)
Balances as of March 31, 2025	$—	150	$145,865	258,825	$2	$1,376,752	$565	$(1,394,492)	$(17,173)

See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(8,049)	$(9,699)
Less: Net loss from discontinued operations	(2,584)	(2,803)
Net loss from continuing operations	(5,465)	(6,896)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	6,780	6,096
Depreciation and amortization	1,337	407
Amortization of deferred contract costs	475	315
Amortization of operating lease right-of-use assets	123	77
Equity in losses of equity method investees, net of tax	381	—
Other	412	(138)
Changes in operating assets and liabilities:
Trade and other receivables	(9,061)	3,902
Prepaid expenses and other assets, current and non-current	1,144	864
Deferred contract costs, non-current	43	(353)
Accounts payable	(1,599)	1,046
Deferred revenue	14,637	12,908
Accrued compensation	(543)	511
Operating lease liabilities	(120)	(947)
Other liabilities, current and non-current	(82)	2,019
Net cash provided by operating activities - continuing operations	8,462	19,811
Net cash (used in) provided by operating activities - discontinued operations	(1,110)	305
Net cash provided by operating activities	7,352	20,116
Investing activities
Purchases of marketable securities	(4,966)	(11,876)
Sale of available-for-sale securities	—	848
Maturities of marketable securities	8,000	18,927
Additions to property, equipment and internal-use software development costs	(1,117)	(4,313)
Net cash provided by investing activities - continuing operations	1,917	3,586
Net cash provided by (used in) investing activities - discontinued operations	970	(84)
Net cash provided by investing activities	2,887	3,502
Financing activities
Proceeds from exercises of stock options, including early exercises, net of repurchases	96	363
Taxes paid related to net share settlement of equity awards	(1,127)	(2,971)
Share repurchases	(16,836)	(2,568)
Net cash used in financing activities - continuing operations	(17,867)	(5,176)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(5)	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	(7,633)	18,442
Cash, cash equivalents, and restricted cash at beginning of period	46,998	49,537
Cash, cash equivalents, and restricted cash at end of period	$39,365	$67,979
Less: Cash, cash equivalents and restricted cash included in current assets held for sale from discontinued operations	—	6,712
Cash, cash equivalents and restricted cash, end of period, excluding current assets held for sale from discontinued operations	$39,365	$61,267
Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets:
Cash and cash equivalents	$37,430	$56,244
Restricted cash	1,935	5,023
Total cash, cash equivalents, and restricted cash	$39,365	$61,267

Supplemental disclosure of cash flow information:
Cash paid for income taxes
Foreign
India	$54	$133
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of redeemable noncontrolling interest related to discontinued operations to equity	$—	$52,675
Stock-based compensation included in capitalized internal-use software development costs	$119	$1,170
Accretion of redeemable noncontrolling interest related to discontinued operations to redemption value	$—	$1,254
Accretion of Series A redeemable convertible preferred stock to redemption value	$4,731	$4,202
Consideration receivable in connection with the sale of title assets	$389	$—
Capitalized internal-use software development costs included in accrued compensation	$142	$528
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

During the first quarter of 2025, the Company classified the results of its previously reported Title segment as discontinued operations in the Company’s unaudited condensed consolidated financial statements for all periods presented. On March 1, 2026, the Company completed the sale of substantially all assets and liabilities of the title business. As a result, the Company operates in a single reportable segment. For further information on the Company’s segments, refer to Note 14, Segment Information, and Note 15, Assets Held for Sale and Discontinued Operations.

Prior period information has been reclassified to conform to the current period presentation. Refer to Note 15, Assets Held for Sale and Discontinued Operations.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the notes thereto. Actual results may differ from those estimates. Such estimates include, but are not limited to, estimates of variable consideration, evaluation of contingencies, determination of the incremental borrowing rates used in calculations of lease liabilities, determination of fair value of stock-based compensation, determination of fair value of marketable securities, determination of fair value of each of the Series A Preferred Stock and the warrant issued to Brooks Aggregator, L.P. (“Haveli”) to purchase up to 11,111,112 shares of Class A common stock, at a purchase price of $4.50 per share of Class A common stock (the “Haveli Warrant”), determination of fair values of assets transferred and performance obligations committed to under the strategic partnership agreement, assessment of expected credit losses on notes receivable, valuation of deferred tax assets, valuation of the redeemable noncontrolling interest, determination of fair value of the disposal group classified in discontinued operations, determination of useful lives of tangible and intangible assets and capitalized internal-use software development costs, assessment of impairment of long-lived assets, and valuation of equity securities without readily determinable fair value.
Risks and Uncertainties
The Company has been and may continue to be affected by various macroeconomic factors, including the interest rate environment, housing affordability, U.S trade and tariff policy, and worldwide political and economic conditions. Financial markets have continued to experience periods of volatility driven by uncertainty around monetary policy, inflation, employment trends, and geopolitical conflict. The real estate environment, including interest rates, home prices, and the general economic environment, typically impacts the demand for mortgage and mortgage related products. While the Federal Reserve reduced its benchmark rate during the latter part of 2025 and 30-year mortgage rates have moderated from their recent highs, the demand for mortgage and mortgage related products remains sensitive to these factors, and any material changes in Federal Reserve

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

policy or leadership, interest rates, or housing supply are expected to impact overall origination activity levels during 2026. The ongoing implementation, modification, and litigation of U.S. tariff policy has contributed to market volatility and could influence inflation expectations, the pace and direction of future Federal Reserve actions, consumer confidence, and long-term interest rates, any of which could in turn affect the demand for mortgage and consumer financial products.

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
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2025. Except for a revised policy related to capitalized internal-use software as a result of the adoption of ASU No. 2025-06, Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40), there have been no significant changes to these policies during the three months ended March 31, 2026.
Restricted Cash
The Company has classified cash that is not available for use in its operations as restricted cash. Restricted cash consists of collateral for surety bonds for licenses held by the Company’s discontinued title operations. As of March 31, 2026 and December 31, 2025, the Company had $1.9 million in restricted cash, which is presented within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.
Trade and Other Receivables and Credit Loss Reserves
The Company reports trade and other receivables net of the allowance for credit losses, in accordance with Accounting Standards Codification (“ASC”) 326, Financial Instruments—Credit Losses. ASC 326 requires an entity to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The Company’s estimate of expected credit losses is determined based on expected lifetime loss rates calculated from historical data and adjusted for the impact of current and future conditions, such as the age of outstanding receivables, historical payment patterns, any known or expected changes to the customers’ ability to fulfill their payment obligations, or assessment of broader economic conditions that may impact the customers’ ability to pay the outstanding balances. As of each of March 31, 2026 and December 31, 2025, the reserve for expected credit losses was immaterial. The provision for expected credit losses and the uncollectible portion of the receivables written off against reserve for expected credit losses were immaterial for the three months ended March 31, 2026 and 2025.
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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company has variable interest in an entity that provides certain back office support services to the Company using a cost-plus pricing model. As of March 31, 2026, the Company’s unaudited condensed consolidated financial statements include total assets of $2.7 million related to the VIE, which primarily consists of cash and cash equivalents of $0.6 million, prepaid expenses and other assets of $0.5 million, fixed assets of $0.3 million, and a right-of-use asset of $1.3 million. As of March 31, 2026, the Company’s unaudited condensed consolidated financial statements include total liabilities of $2.0 million related to the VIE, which primarily consists of a lease liability of $1.4 million, income taxes payable of $0.2 million, and other liabilities of $0.4 million. The right-of-use asset and a corresponding lease liability relate to an office lease held by a VIE.
Capitalized Internal-Use Software
The Company capitalizes certain costs incurred in the development of its platform and product offerings when (i) management has authorized and committed funding for the project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. In assessing whether completion of a project is probable, the Company evaluates whether significant development uncertainty exists. Significant development uncertainty exists if (a) the software includes novel, unique, or unproven functions, features, or technological innovations that have not yet been established through coding and testing, or (b) the software’s significant performance requirements have not yet been determined or remain subject to substantial revision.
Development costs incurred on a project for which significant development uncertainty exists are expensed as incurred; capitalization commences only upon resolution of such uncertainty.
Capitalized costs include personnel and related expenses, including stock-based compensation, for employees who are directly associated with and who devote time to internal-use software projects. Capitalization of these costs ceases and amortization commences once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for significant upgrades and enhancements to the existing software are capitalized, while the costs incurred for minor modifications, as well as training and maintenance, are expensed as incurred. The capitalized internal-use software development costs are reported in property and equipment, net, in the consolidated balance sheets. The Company does not transfer ownership of its software or license or lease the software to third parties.
Capitalized internal-use software development costs are amortized using the straight-line method through cost of revenue over an estimated useful life of the software, as the straight-line recognition method best approximates the manner in which the expected benefit will be derived as follows:

Application	3 years
Integration	4 years
Platform	5 years

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities, trade accounts receivable, and notes receivable. The Company maintains its cash equivalents primarily in money market funds and highly liquid investments that are issued or guaranteed by the United States government or its agencies. As of March 31, 2026 and December 31, 2025, cash and cash equivalents amounted to $37.4 million and $45.1 million, respectively, and included $1.9 million and $2.0 million, respectively, of cash held in a foreign jurisdiction. Collateral is not required for trade accounts receivable.

The following customers comprised 10% or more of the Company’s revenue for the following periods:

	Three Months Ended March 31,
Customer	2026	2025
A	16%	12%

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following customers comprised 10% or more of the Company’s trade and unbilled receivables:

Customer	March 31, 2026	December 31, 2025
B	11%	11%
C	28%	1%
D	12%	9%
JOBS Act Accounting Election
As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies (that is, those that have not had a Securities Act of 1933, as amended (the “Securities Act”), registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company intends to use this extended transition period under the JOBS Act until December 31, 2026, at which time the Company will no longer be considered an EGC. The adoption dates discussed below reflect this election.
Recently Adopted Accounting Standards
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40). This update removes all references to prescriptive and sequential software development stages throughout Subtopic 350-40. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company elected to early adopt this ASU as of January 1, 2026 using the prospective transition method. The adoption of ASU 2025-06 resulted in a decrease in the amount of software costs eligible for capitalization as certain agile development activities do not meet the “probable-to-complete” threshold as early as they did under the legacy stage-based model, particularly for projects involving novel technology.
Recently Issued Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. This update improves the disclosures about a public entity’s expenses, primarily through additional disclosures of specific information about certain costs and expenses in the notes to financial statements. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its condensed consolidated financial statements.

In November 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This amendment results in a comprehensive list of interim disclosures that are required by GAAP, which includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and for interim reporting periods within annual reporting periods beginning after December 15, 2028, for entities other than public business entities. Early adoption is permitted for all entities. The Company is currently evaluating the impact this ASU will have on its condensed consolidated financial statements.
3. Revenue Recognition and Contract Costs
Disaggregation of Revenue
The following table provides information about disaggregated revenue by service offering:

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Blend Platform:
Mortgage Suite	$17,232	$14,658
Consumer Banking Suite	10,761	9,644
Total software platform	27,993	24,302
Professional services	2,850	2,543
Total revenue	$30,843	$26,845
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

Contract Accounts	Balance Sheet Line Reference	March 31, 2026	December 31, 2025
		(In thousands)
Contract assets—current	Prepaid expenses and other current assets	$3,366	$5,266
Contract liabilities—current	Deferred revenue, current	$(34,022)	$(19,385)
There were no long-term contract assets or deferred revenue as of March 31, 2026 and December 31, 2025.

During the three months ended March 31, 2026 and 2025, the Company recognized $8.0 million and $6.7 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of each respective period.

During the three months ended March 31, 2026 and 2025, the Company recognized revenue of approximately $0.5 million and $0.7 million, respectively, related to performance obligations satisfied in previous periods. The revenue recognized from performance obligations satisfied in the prior periods primarily related to changes in the transaction price, including changes in the estimate of variable consideration.
Remaining Performance Obligations
As of March 31, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligations was $183.3 million. These remaining performance obligations represent commitments in customer contracts for services expected to be provided in the future that have not been recognized as revenue. The expected timing of revenue recognition for these commitments is largely driven by the Company’s ability to deliver in accordance with relevant contract terms and when the Company’s customers utilize services, which could affect the Company’s estimate of when the Company expects to recognize revenue for these remaining performance obligations. The Company expects to recognize slightly more than half of the remaining performance obligations as revenue over the next 12 months, and the remainder within the following 13 to 24 months.
Deferred Contract Costs
As of March 31, 2026 and December 31, 2025, total unamortized deferred contract costs were $5.1 million and $5.2 million, respectively, of which $1.7 million and $1.8 million was recorded within prepaid expenses and other current assets and $3.4 million was recorded within deferred contract costs, non-current, on the unaudited condensed consolidated balance sheets for each period, respectively.

The amortization of deferred contract costs was $0.5 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively, and is included in sales and marketing expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Investments and Fair Value Measurements
The carrying amount, unrealized gain and loss, and fair value of investments by major security type were as follows:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$13,242	$—	$—	$13,242	Level 1
Marketable securities:
U.S. treasury and agency securities	21,628	25	(46)	21,607	Level 2
Restricted cash, current:
Money market funds	1,935	$—	$—	$1,935	Level 1
Total	$36,805	$25	$(46)	$36,784

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$29,639	$—	$29,639	Level 1
Marketable securities:
U.S. treasury and agency securities	24,655	84	24,739	Level 2
Restricted cash, current:
Money market funds	1,937	—	1,937	Level 1
Total	$56,231	$84	$56,315

Marketable securities consist primarily of U.S. treasury and agency securities. The Company classifies its marketable securities as available-for-sale securities at the time of purchase and reevaluates such classification at each balance sheet date. The Company has classified its investments as current based on the nature of the investments and their availability for use in current operations.

The fair value of the Company’s investments in money market funds classified as Level 1 of the fair value hierarchy is based on real-time quotes for transactions in active exchange markets involving identical assets. The fair value of the Company’s investments in marketable securities classified as Level 2 of the fair value hierarchy is based on quoted market prices for similar instruments.

The following table summarizes the stated maturities of the Company’s marketable securities:

	March 31, 2026
	(In thousands)
	Amortized Cost	Fair Value
Due within one year	$7,394	$7,416
Due after one year through two years	14,234	14,191
Total marketable securities	$21,628	$21,607

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

The Company does not have an intent to sell any of these securities prior to maturity and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date. Accordingly, the Company believes that generally the unrealized losses are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no impairment charges or allowance for credit losses have been recognized in the Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025. As of March 31, 2026, the Company had 6 securities in an unrealized loss position, none of which were in a continuous unrealized loss position for twelve months or greater. As of December 31, 2025, the Company had no securities in an unrealized loss position, nor any securities in a continuous unrealized loss position for twelve months or greater. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

The Company recognized interest income from its investment portfolio of $0.6 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively. Accrued interest receivable related to marketable securities is $0.2 million and $0.3 million, as of March 31, 2026 and December 31, 2025, respectively, and is presented within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. The Company does not measure an allowance for credit losses on accrued interest receivable and recognizes interest receivable write offs as a reversal of interest income. No accrued interest was written off during the three months ended March 31, 2026 and 2025.
5. Significant Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2026	December 31, 2025
	(In thousands)
Contract assets	$3,366	$5,266
Deferred contract costs	1,704	1,812
Prepaid software	5,690	3,985
Prepaid insurance	789	1,289
Prepaid other	1,672	1,582
Restricted cash	1,935	1,937
Other current assets	1,027	1,386
Total prepaid expenses and other current assets	$16,183	$17,257
Property and Equipment, Net
Property and equipment, net, consisted of the following:

	March 31, 2026	December 31, 2025
	(In thousands)
Computer and software	$1,385	$1,367
Capitalized internal-use software	26,997	26,059
Total property and equipment, gross	28,382	27,426
Accumulated depreciation and amortization	(5,758)	(4,429)
Total property and equipment, net	$22,624	$22,997
Depreciation expense was immaterial for the three months ended March 31, 2026 and 2025.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Amortization of capitalized internal use software development costs for the three months ended March 31, 2026 and 2025 was $1.3 million and $0.4 million, respectively.

Impairment of capitalized internal use software was $0.3 million and immaterial for the three months ended March 31, 2026 and 2025, respectively.
Other Non-Current Assets
Other non-current assets consisted of the following:

	March 31, 2026	December 31, 2025
	(In thousands)
Investments in non-marketable equity securities	$30,380	$30,380
Equity method investment	9,311	9,692
Other non-current assets	1,191	1,353
Total non-current assets	$40,882	$41,425
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

As of March 31, 2026 and December 31, 2025, the carrying value of this investment was $26.4 million, inclusive of a cumulative upward adjustment of $23.9 million, of which $16.6 million was recognized as a gain in 2025 to reflect observable price changes.

The gain resulting from the adjustment to the carrying value of the non-marketable security is presented within other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive income (loss). There were no impairments for the three months ended March 31, 2026 and 2025.

During the year ended December 31, 2025, the Company made a cash investment in exchange for Series A Preferred Units in a privately-held company. The investment in the equity securities without readily determinable fair value is measured at cost, less impairment, if any, plus or minus observable price changes in orderly transactions of an identical or similar instrument of the same issuer. As of March 31, 2026 and December 31, 2025, the carrying value of this investment was $4.0 million. No observable price changes have been identified for this investment to date. There were no impairments for the three months ended March 31, 2026 and 2025.
Equity Method Investment
In 2025, the Company’s previously held promissory note plus all accrued interest was converted into 1,846,153 Class A and 9,230,770 Class B units of the privately-held company. During 2025, subsequent to the conversion, all Class A units were sold to a third party for $2.3 million in cash, and the Company recognized a $9.7 million equity method investment based on the fair value of the retained Class B units. As of March 31, 2026 and December 31, 2025, the Company held a fully-diluted equity interest of 19%.

The carrying value of the equity method investment exceeded the Company’s share of the investee’s underlying net assets by approximately $6.9 million and $6.7 million as of March 31, 2026 and December 31, 2025, respectively. This basis difference is primarily related to goodwill and is not amortized.
Cloud Computing Arrangements
The Company capitalizes certain implementation costs incurred during the application development stage under cloud computing arrangements that are service contracts. The carrying value of the capitalized costs was immaterial as of March 31,

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2026 and $0.2 million as of December 31, 2025, of which $0.1 million is presented within prepaid expenses and other current assets, and $0.1 million is presented within other non-current assets on the unaudited condensed consolidated balance sheet. Amortization of capitalized implementation costs is recognized on a straight-line basis over the term of the associated hosting arrangement when it is ready for its intended use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.
Other Current Liabilities
Other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
	(In thousands)
Accrued expenses	$6,462	$5,323
Accrued professional fees	2,469	1,734
Accrued connectivity fees	3,016	3,951
Operating lease liabilities, current portion	254	254
Other	980	261
Total other current liabilities	$13,181	$11,523
Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
	(In thousands)
Operating lease liabilities, non-current	$1,103	$1,223
Other	393	346
Total other non-current liabilities	$1,496	$1,569
6. Leases
The Company leases its facilities under non-cancelable operating leases with various expiration dates. Leases may contain escalating payments.

The Company’s total operating lease costs were $0.2 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.

The Company did not incur any variable lease costs for the three months ended March 31, 2026. The Company’s total operating lease costs included variable costs in the amount of $0.5 million for the three months ended March 31, 2025. Variable lease costs are primarily comprised of maintenance costs and are determined based on the actual costs incurred during the period. Variable lease payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities. The Company’s total operating lease costs also include short-term lease costs which were immaterial for the three months ended March 31, 2026 and 2025.

As of March 31, 2026 and December 31, 2025, the weighted average remaining operating lease term was 4.1 years and 4.3 years, respectively. The weighted average discount rate used to estimate operating lease liabilities for leases that existed as of March 31, 2026 and December 31, 2025 was 10.8%. Cash paid for amounts included in the measurement of operating lease liabilities was immaterial and $1.0 million for the three months ended March 31, 2026 and 2025, respectively.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2026, maturities of operating lease liabilities were as follows:

(In thousands)
2026	$292
2027	396
2028	416
2029	436
2030	135
Thereafter	—
Total lease payments	1,675
Less: imputed interest	(318)
Total operating lease liabilities	$1,357
7. Commitments and Contingencies
Contingencies
From time to time and in the normal course of business, the Company may be subject to various legal matters, such as threatened or pending claims or proceedings. The litigation contingencies, if realized, could have a material negative impact on the Company’s financial condition, results of operations, and cash flows. The Company recognizes a provision for litigation losses when a contingent liability is probable and the amount thereof is estimable. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. Amounts accrued for litigation contingencies are based on the Company’s best estimates, assessments of the likelihood of damages, and the advice of counsel and often result from a series of judgments about future events and uncertainties that rely heavily on estimates and assumptions, therefore the actual settlement amounts could differ from the estimated contingency accrual and result in additional charges or reversals in future periods. There was no provision for litigation contingencies as of March 31, 2026 and December 31, 2025.
Warranties, Indemnifications, and Contingent Obligations
The Company’s platform, products, and services are generally warranted to perform substantially as described in the associated documentation and to satisfy defined levels of uptime reliability. The service-level agreements that provide for defined levels of uptime reliability and performance permit the customers to receive credits or to terminate their agreements in the event that the Company fails to meet those levels. As of March 31, 2026, the Company had accrued liabilities of $0.5 million related to these service-level agreements. The accrual related to these service-level agreements was immaterial as of December 31, 2025.

The Company enters into indemnification provisions under (i) its agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers, and landlords and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2026 or December 31, 2025.

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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Redeemable Preferred Stock
On April 29, 2024, the Company entered into the Investment Agreement with Haveli and issued 150,000 shares of Series A Preferred Stock, for an aggregate purchase price of $150.0 million. The Company incurred $10.1 million of issuance costs. Net proceeds from the transaction in the amount of $139.9 million were used to repay in full the amounts outstanding under the credit agreement entered into on June 30, 2021, in connection with the closing of the acquisition of Title365.

Refer to Note 9, Redeemable Preferred Stock, of the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2025 for further information regarding the various rights and liquidation preferences of the redeemable preferred stock.

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

As of March 31, 2026, the Series A Preferred Stock has a maximum redemption value of $300.0 million. The carrying value of the Series A Preferred Stock is accreted to its maximum redemption value over the seven year term, using the effective interest method. The increases in the redemption amount are recorded with corresponding adjustments against additional paid-in capital, in the absence of retained earnings. For each reporting period, the entire periodic change in the redemption amount is reflected in the computation of net income (loss) per share under the two-class method as being akin to a dividend, by reducing the income (or increasing the loss) attributable to common stockholders.

In connection with the issuance of the Series A Preferred Stock, the Company issued the Haveli Warrant to Haveli to purchase up to 11,111,112 shares of Class A common stock, at a purchase price of $4.50 per share. The number of shares and exercise price are subject to anti-dilution adjustments for splits, dividends, capital reorganizations, reclassifications and similar transactions. The Haveli Warrant was exercisable for a period of 24 months from issuance, subject to the expiration or early termination of the applicable waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended. The Haveli Warrant was not exercised as of March 31, 2026, and expired as of April 29, 2026. The net proceeds were allocated to the Series A Preferred Stock and the Haveli Warrant based on their relative fair values as of the issuance date, in the amount of $130.8 million and $9.1 million, respectively. The proceeds allocated to Haveli Warrant were accounted for as paid-in capital.

The Series A Preferred Stock does not contain any embedded features that are required to be bifurcated.
9. Stockholders’ Equity
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

Refer to Note 10, Stockholders’ Equity, of the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2025 for further information regarding the various rights of the Company’s common stock.
Preferred Stock
Subject to the protective provisions afforded to the holders of the Series A Preferred Stock, the Company’s board of directors has the authority to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences, and rights of the shares of each series and any of its qualifications, limitations, or restrictions, in each case without further vote or action by the Company’s stockholders. As of March 31, 2026, the Company had 200,000,000 shares authorized and 150,000 shares of preferred stock issued and outstanding.

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

During the three months ended March 31, 2026 and 2025, the Company repurchased and retired 10,041,359 and 922,996 shares of the Company’s Class A common stock for $16.6 million and $3.1 million, respectively. There was an additional 1,192,600 shares repurchased for $2.0 million on March 31, 2026, and settled the following business day. Including items in-transit, the Company had $31.4 million available to repurchase shares of Class A common stock under its share repurchase program as of March 31, 2026.
10. Stock-Based Compensation
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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of the stock option activity is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(In thousands)		(In years)	(In thousands)
Balance as of December 31, 2025	15,170	$4.02	3.99	$14,414
Exercised	(110)	$0.87		$—
Canceled	(292)	$11.74
Balance as of March 31, 2026	14,768	$3.89	3.73	$2,999

Vested and exercisable as of March 31, 2026	14,196	$3.95	3.73	$2,999

No options were granted during the three months ended March 31, 2026 and 2025.

The total fair value of options vested during the three months ended March 31, 2026 and 2025 was $0.2 million and $0.7 million, respectively.

The aggregate intrinsic value of options exercised was immaterial for the three months ended March 31, 2026 and $0.6 million for the three months ended March 31, 2025.

As of March 31, 2026, the total unrecognized stock-based compensation expense for stock options was approximately $0.6 million, which is expected to be recognized over a weighted average period of 0.8 years.
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted average grant date fair value per share
	(In thousands)
Balance as of December 31, 2025	12,739	$2.84
Granted	3,632	$1.75
Vested	(1,888)	$2.36
Forfeited	(429)	$3.02
Balance as of March 31, 2026	14,054	$2.62
As of March 31, 2026, there was $32.8 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.5 years. RSUs granted under the 2021 Plan generally vest quarterly over a period of two to four years from the grant date.

The total fair value of RSUs vested during the three months ended March 31, 2026 and 2025 was $4.5 million and $3.6 million, respectively.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Performance Stock Units
A summary of the Company’s PSU activity and related information is as follows:

	Number of PSUs	Weighted average grant date fair value per share
	(In thousands)
Balance as of December 31, 2025	7,260	$2.06
Granted	992	$0.57
Canceled and forfeited	(625)	$0.64
Balance as of March 31, 2026	7,627	$1.97

New PSUs

On February 18, 2026, the Company’s board of directors granted a total of 913,836 PSUs to the Co-Founder and Head of Blend and 78,328 PSUs to a senior executive. The PSUs will vest in four tranches upon continued service and satisfaction of certain market-based performance targets related to the Company’s stock price hurdles.

The estimated weighted-average grant date fair value of the awards issued during the first quarter of 2026 was $0.45 per share, which was determined using a Monte Carlo simulation model. The significant assumptions in the Monte Carlo simulation model include the risk-free interest rate, expected volatility of the Company’s stock price, and expected life of the award.

Fair value of common stock	$1.75
Remaining contractual term (years)	3.87
Expected volatility	90%
Risk-free interest rate	3.57%
Expected dividend yield	—

The total stock-based compensation expense recognized for PSUs for the three months ended March 31, 2026 and 2025 was $1.4 million and $1.0 million, respectively.

The total unrecognized compensation expense related to outstanding PSUs was $4.5 million as of March 31, 2026, which will be recognized over an estimated weighted average remaining period of 1.6 years.
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

The total stock-based compensation expense recognized for this award for the three months ended March 31, 2026 and 2025 was $0.5 million and $1.4 million, respectively.

The total unrecognized compensation expense related to the award was $4.2 million as of March 31, 2026, which will be recognized over an estimated weighted average remaining period of 2.4 years.
Stock-Based Compensation Expense
The Company’s stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Cost of revenue	$122	$170
Research and development(1)	1,661	1,684
Sales and marketing	282	720
General and administrative	4,715	3,522
Total	$6,780	$6,096
____________
(1) Net of $0.1 million and $1.2 million of additions to capitalized internal-use software for the three months ended March 31, 2026 and 2025, respectively.
11. Restructuring
Workforce Reduction Plans
In 2025, the Company executed a workforce reduction plan (the “2025 Plan”), resulting in the elimination of 24 positions. The execution of the 2025 Plan was finalized in the fourth quarter of 2025. In February 2026, the Company implemented a new reduction plan (the “2026 Plan”), resulting in the elimination of 12 positions. The execution of the 2026 Plan is expected to be substantially completed in the second quarter of 2026.

The Company executed these actions as part of its broader efforts to improve cost efficiency and better align its operating structure with its strategic objectives, focusing on streamlining operations and automation initiatives.

The restructuring charges attributable to the workforce reduction plans were $0.7 million for each of the three months ended March 31, 2026 and 2025, respectively. The restructuring charges for workforce reduction plans consisted primarily of cash expenditures for compensation, severance, and transition payments, employee benefits, payroll taxes and related facilitation costs.

The component classified as discontinued operations incurred no restructuring costs for the three months ended March 31, 2026 and $0.7 million for the three months ended March 31, 2025.

The reconciliation of the restructuring liability balances is as follows:

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(In thousands)
Restructuring liability as of December 31, 2024	$75
2025 Plan charge	871
Settlements	(934)
Restructuring liability as of December 31, 2025	$12
2026 Plan charge	662
Settlements	(528)
Restructuring liability as of March 31, 2026	$146
12. Income Taxes

The provision for income taxes was immaterial for the three months ended March 31, 2026 and 2025. The effective tax rate for the three months ended March 31, 2026 and 2025 was (1.3)% and (0.5)%, respectively. The effective tax rates differ from the federal statutory rate primarily due to a valuation allowance on the Company’s deferred tax assets.

The Company reassessed the ability to realize deferred tax assets by considering the available positive and negative evidence. As of March 31, 2026, the Company concluded that its net deferred tax assets are not more-likely-than-not to be realized and maintained a full valuation allowance against such net deferred tax assets.

As of March 31, 2026, the Company filed tax returns in the U.S. federal and various state jurisdictions. Due to the Company’s U.S. net operating loss carryforwards, its income tax returns generally remain subject to examination by federal and most state tax authorities. Beginning in 2022, the Company’s subsidiary in India files income tax returns in India which are subject to examination by local tax authorities. This subsidiary is currently under examination by the tax authorities for the fiscal years ended March 31, 2023 and 2022.
13. Net Income (Loss) Per Share
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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2026		2025
	Class A Common	Class B Common	Class A Common	Class B Common
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(5,395)	$(70)	$(6,796)	$(100)
Less: Accretion of Series A Preferred Stock to redemption value	(4,671)	(60)	(4,141)	(61)
Net loss attributable to Blend Labs, Inc common stockholders from continuing operations	(10,066)	(130)	(10,937)	(161)

Net loss from discontinued operations	(2,551)	(33)	(2,762)	(41)
Less: Accretion of RNCI to redemption value from discontinued operations	—	—	(1,236)	(18)
Less: Net loss attributable to noncontrolling interest included in discontinued operations	—	—	179	3
Net loss attributable to Blend Labs, Inc common stockholders from discontinued operations	(2,551)	(33)	(3,819)	(56)

Net loss attributable to Blend Labs, Inc common stockholders	$(12,617)	$(163)	$(14,756)	$(217)

Denominator:
Weighted average common stock outstanding, basic and diluted	252,374	3,256	255,085	3,747
Net loss per share from continuing operations
Basic and diluted	$(0.04)	$(0.04)	$(0.04)	$(0.04)
Net loss per share from discontinued operations
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Net loss per share attributable to Blend Labs, Inc.:
Basic and diluted	$(0.05)	$(0.05)	$(0.06)	$(0.06)

The following potential shares of common stock were excluded from the computation of diluted net earnings per share for the three months ended March 31, 2026 and 2025 because including them would have been antidilutive as the Company has reported net loss for each of the periods:

	As of March 31,
	2026	2025
	(In thousands)
Outstanding stock options	14,768	16,608
Non-plan Co-Founder and Head of Blend options	20,194	20,194
Unvested restricted stock units	14,054	14,364
Unvested performance stock awards(1)	7,627	8,975
Series G Warrant	598	598
Haveli Warrant	11,111	11,111
Series A redeemable convertible preferred stock	46,154	46,154
Total anti-dilutive securities	114,506	118,004
____________
(1) Performance conditions were not satisfied for the unvested performance stock awards as of March 31, 2026.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. Segment Information
The Company’s CODM is the chief executive officer. The Company’s operating segments are defined in a manner consistent with how the Company manages its operations and how the CODM evaluates the results and allocates the Company’s resources. During the year ended December 31, 2025, the Company classified the results of its previously reported Title segment as discontinued operations in its unaudited condensed consolidated statement of operations. Refer to Note 15, Assets Held for Sale and Discontinued Operations, for additional details. As a result, the Company now operates in a single operating segment and a single reportable segment. The CODM assesses the segment performance by using net loss from continuing operations as a measure of segment profitability. The CODM uses revenue and net loss from continuing operations for purposes of making operating decisions, allocation of resources, and evaluation of financial performance, primarily by monitoring actual to budget results as well as by reviewing year-over-year performance.

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

The Company does not evaluate performance or allocate resources based on segment assets, and therefore, such information is not presented.

The Company’s reported measure of segment profit or loss is as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Loss from continuing operations	$(5,465)	$(6,896)
15. Assets Held for Sale and Discontinued Operations
In 2025, the Company initiated a process to exit its title operations as part of a strategic shift to a platform-first business model and entered into an agreement to sell its title subsidiary. Upon meeting the held-for-sale criteria, the assets and liabilities of the disposal group were classified as held for sale, and the results of operations of the disposal group were presented as discontinued operations, as the disposal represents a strategic shift that has a major effect on the Company's operations and financial results. During the first quarter of 2026, the Company and the buyer agreed to change the structure of the transaction, which resulted in certain assets and liabilities previously included in the disposal group being excluded from the final transaction. As a result of the change in the plan of sale, the assets and liabilities excluded from the final transaction no longer met the held-for-sale criteria and, accordingly, have been reclassified from held for sale to held and used in the accompanying unaudited condensed consolidated balance sheets for all periods presented. The change in the plan of sale did not have a material effect on the results of operations of the disposal group presented as discontinued operations for the periods presented.

Disposal group net assets are recorded at the lower of their carrying amount or estimated fair value less costs to sell. In 2025, the Company recorded an impairment charge of $2.0 million related to the indefinite-lived intangible assets held within the disposal group as the carrying value was determined to be not recoverable.

The Company recognized a $2.5 million loss on the sale of title assets during the three months ended March 31, 2026. Cash proceeds of $1.0 million from the sale are included in net cash provided by investing activities - discontinued operations on the unaudited condensed consolidated statement of cash flows, and $0.4 million of remaining consideration is recorded as a receivable as of March 31, 2026. The total consideration under the agreement also includes variable consideration tied to the performance of the title business over the three year period following the closing date. The Company elected to account for this consideration as a gain contingency, with amounts recognized in earnings within discontinued operations as the contingency is resolved.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table is a summary of the assets and liabilities held for sale within the disposal group:

December 31, 2025
(In thousands)
Cash and cash equivalents	$—
Trade and other receivables, net of allowance for credit losses	3,346
Prepaid expenses and other current assets	612
Current assets held for sale from discontinued operations	$3,958

Property and equipment, net	$652
Operating lease right-of-use assets	349
Other non-current assets	2
Non-current assets held for sale from discontinued operations	$1,003

Accounts payable	$311
Accrued compensation	433
Other current liabilities	1,384
Current liabilities held for sale from discontinued operations	$2,128
Operating results from the disposal group for the three months ended March 31, 2026 and 2025 are reported as loss from discontinued operations, on the unaudited condensed consolidated statements of operations and comprehensive income (loss), as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue	$4,465	$8,714
Cost of revenue	3,881	8,901
Operating expenses:
Sales and marketing	252	337
General and administrative	725	1,684
Restructuring	—	672
Loss from operations	(393)	(2,880)
Other income (expense), net	269	77
Loss on sale of assets	(2,460)	—
Loss before income taxes	(2,584)	(2,803)
Income tax benefit	—	—
Loss from discontinued operations	$(2,584)	$(2,803)

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

16. Revision of Previously Issued Quarterly Information (in thousands, except per share data)
Refer to Note 17, Revision of Previously Issued Quarterly Information, of the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2025 for detailed information relating revisions made to our prior period information.

The following tables present the effect of the revision adjustments on the previously reported unaudited condensed consolidated statement of operations and comprehensive income (loss) and unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2025.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended March 31, 2025
	As Reported	Adjustments	As Revised
Revenue
Software platform	$24,260	$42	$24,302
Professional services	2,510	33	2,543
Total revenue	26,770	75	26,845
Cost of revenue
Software platform	5,865	33	5,898
Professional services	1,947	—	1,947
Total cost of revenue	7,812	33	7,845
Gross profit	18,958	42	19,000
Operating expenses:
Research and development	7,520	322	7,842
Sales and marketing	7,188	—	7,188
General and administrative	11,224	7	11,231
Restructuring	719	—	719
Total operating expenses	26,651	329	26,980
Loss from operations	(7,693)	(287)	(7,980)
Other income (expense), net	1,114	—	1,114
Loss before income taxes	(6,579)	(287)	(6,866)
Income tax expense	(30)	—	(30)
Loss from continuing operations	(6,609)	(287)	(6,896)
Loss from discontinued operations (Note 16)	(2,803)	—	(2,803)
Net loss	(9,412)	(287)	(9,699)
Less: Net loss attributable to noncontrolling interest included in discontinued operations	182	—	182
Net loss attributable to Blend Labs, Inc.	(9,230)	(287)	(9,517)
Less: Accretion of redeemable noncontrolling interest to redemption value from discontinued operations	(1,254)	—	(1,254)
Less: Accretion of Series A redeemable convertible preferred stock to redemption value	(4,202)	—	(4,202)
Net loss attributable to Blend Labs, Inc. common stockholders	$(14,686)	$(287)	$(14,973)

Net loss per share attributable to Blend Labs, Inc. common stockholders - basic and diluted:
Continuing operations	$(0.04)	$—	$(0.04)
Discontinued operations	$(0.02)	$—	$(0.02)
Net loss per share attributable to Blend Labs, Inc. common stockholders	$(0.06)	$—	$(0.06)
Weighted average shares used in calculating net loss per share:
Basic and diluted	258,832	—	258,832

Comprehensive loss:
Net loss	$(9,412)	$(287)	$(9,699)
Unrealized gain on marketable securities	6	—	6
Foreign currency translation loss	(43)	—	(43)
Comprehensive loss	(9,449)	(287)	(9,736)
Less: Comprehensive loss attributable to noncontrolling interest	182	—	182
Comprehensive loss attributable to Blend Labs, Inc.	$(9,267)	$(287)	$(9,554)

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended March 31, 2025
	As Reported	Adjustments	As Revised
Operating activities
Net loss	$(9,412)	$(287)	$(9,699)
Net loss from continuing operations	(6,609)	(287)	(6,896)

Adjustments to reconcile net loss to net cash provided by operating activities:
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other parts of this Form 10-Q and in our Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Recent Developments
Industry Trends
The mortgage market is heavily influenced by government policies and overall economic conditions. The real estate environment, including interest rates and the general economic environment, typically impacts the demand for mortgage and mortgage related products. In the first quarter of 2026, we saw a decrease in mortgage transactions on our software platform compared to the last quarter of 2025, which can be attributed primarily to seasonal trends within the purchase market.

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

The divestiture is part of our strategic shift to transform into a platform-first company along with the further expansion of our partner ecosystem. We structured the transaction in a way that would allow us to strategically exit the capital-intensive title agency business while maintaining unit economics that we believe will be beneficial in a macro recovery. In connection with this initiative, the results of our previously reported Title segment are currently presented as discontinued operations. Refer to Note 15, Assets Held for Sale and Discontinued Operations, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.
Restructuring
We have taken actions to manage our operating expenses and focus our investments on initiatives critical to achieving our broader strategy. As part of our broader efforts to improve cost efficiency and better align our operating structure with our business activities and the current market, since 2022, we implemented several workforce reduction actions. Refer to Note 11, Restructuring, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information regarding our workforce reduction actions.
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

Our customers have the ability to access our platform under subscription arrangements, in which customers commit to a minimum number of completed transactions at specified prices over the contract term, or under usage-based arrangements, in which customers prepay a fixed amount in advance, typically annually or semi-annually, based on their anticipated consumption of specified products at specified prices or pay monthly in arrears a variable amount for completed transactions at specified prices. Our subscription and prepaid usage-based arrangements are generally noncancelable, and we may also earn additional overage fees if the number of completed transactions exceeds the contractual amounts. Our usage-based arrangements paid in arrears can generally be terminated at any time by the customer. We recognize revenue ratably for our subscription arrangements because the customer receives and consumes the benefits of our platform throughout the contract period. We recognize fees for usage-based arrangements as the completed transactions are processed using our platform. Since 2023, we have seen a shift away from subscription arrangements towards prepaid multi-year usage-based arrangements in our customer contracts. Revenue from third-party providers for access to our platform is recognized ratably over the term of the contract.
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
Restructuring
Restructuring charges related to workforce reduction plans are comprised of cash expenditures for compensation and severance payments, employee benefits, payroll taxes and related facilitation costs. Refer to Note 11, Restructuring, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.
Other Income (Expense), Net
Other income (expense), net consists primarily of unrealized gains and losses on and interest income earned from our investment portfolio.
Provision for Income Taxes
Provision for income taxes consists primarily of U.S. state and foreign income taxes. We maintain a full valuation allowance on our net federal and state deferred tax assets as we have concluded that it is not more likely than not that such net deferred tax assets will be realized.

Equity in losses of equity method investees, net of tax
Equity in losses of equity method investees, net of tax, represents the Company’s share of net losses from investees accounted for under the equity method.
Results of Operations
Starting with the first quarter of 2025, we classified the results of our previously reported Title segment as discontinued operations. Refer to Note 14, Segment Information, and Note 15, Assets Held for Sale and Discontinued Operations, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.
The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Revenue
Software platform	$27,993	$24,302
Professional services	2,850	2,543
Total revenue	30,843	26,845
Cost of revenue(1)
Software platform	5,768	5,898
Professional services	1,710	1,947
Total cost of revenue	7,478	7,845
Gross profit	23,365	19,000
Operating expenses:
Research and development(1)	9,413	7,842
Sales and marketing(1)	6,198	7,188
General and administrative(1)	12,153	11,231
Restructuring	662	719
Total operating expenses	28,426	26,980
Loss from operations	(5,061)	(7,980)
Other income (expense), net	40	1,114
Loss before income taxes	(5,021)	(6,866)
Income tax expense	(63)	(30)
Loss before equity in losses of equity method investee	(5,084)	(6,896)
Equity in losses of equity method investees, net of tax	(381)	—
Loss from continuing operations	(5,465)	(6,896)
Loss from discontinued operations	(2,584)	(2,803)
Net loss	$(8,049)	$(9,699)

(1)Includes stock-based compensation as follows:	Three Months Ended March 31,
	2026	2025
	(In thousands)
Cost of revenue	$122	$170
Research and development(2)	1,661	1,684
Sales and marketing	282	720
General and administrative	4,715	3,522
Total stock-based compensation	$6,780	$6,096
____________
(2) Net of $0.1 million, $1.2 million of additions to capitalized internal-use software for the three months ended March 31, 2026 and 2025, respectively.

	Three Months Ended March 31,
	2026	2025

Revenue
Software platform	91%	91%
Professional services	9	9
Total revenue	100	100
Cost of revenue
Software platform	19	22
Professional services	5	7
Total cost of revenue	24	29
Gross margin	76	71
Operating expenses:
Research and development	31	29
Sales and marketing	20	27
General and administrative	39	42
Restructuring	2	3
Total operating expenses	92	101
Loss from operations	(16)	(30)
Other income (expense), net	—	4
Loss before income taxes	(16)	(26)
Income tax expense	—	—
Loss before equity in losses of equity method investee	(16)	(26)
Equity in losses of equity method investees, net of tax	(1)	—
Loss from continuing operations	(18)	(26)
Loss from discontinued operations	(8)	(10)
Net loss	(26)%	(36)%
____________
*Certain percentages may not foot due to rounding.
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue and Cost of Revenue

	Three Months Ended March 31,
	2026		2025		$ Change	% Change
	(In thousands)
Revenue:
Mortgage Suite	$17,232		$14,658		$2,574	18%
Consumer Banking Suite	10,761		9,644		1,117	12%
Professional Services	2,850		2,543		307	12%
Total revenue	30,843		26,845		3,998	15%
Cost of revenue:	7,478		7,845		(367)	(5%)
Gross profit and gross margin:	$23,365	76%	$19,000	71%	$4,365	23%
Total revenue increased by $4.0 million, or 15%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
•Mortgage Suite revenue increased by $2.6 million, or 18%, primarily due to increased volume driven by lower interest rates year-over-year, which was partially offset by normal customer attrition and the transition of verification of income services to a partnership model.
•Consumer Banking Suite revenue increased by $1.1 million, or 12%, primarily due to the deployments of new customers.

•Professional Services revenue increased by $0.3 million, or 12%, primarily due to an increase in services associated with the support of our platform.
Cost of revenue decreased by $0.4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily driven by reduced vendor costs in connection with our transition to a lower-cost partnership model for verification of income services and certain benefits recognized during the period that are not expected to recur at the same level, partially offset by increased usage costs commensurate with revenue growth.

Gross profit increased by $4.4 million, or 23%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to increased revenue, margin expansion from partnership model transitions, and a favorable non-recurring benefit recognized in cost of revenue during the three months ended March 31, 2026. Gross margin was 76% for the three months ended March 31, 2026 compared to 71% for the three months ended March 31, 2025.
Operating Expenses

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$9,413	$7,842	$1,571	20%
Sales and marketing	6,198	7,188	(990)	(14%)
General and administrative	12,153	11,231	922	8%
Restructuring	662	719	(57)	(8%)
Total operating expenses	$28,426	$26,980	$1,446	5%
Research and Development
Research and development expenses increased by $1.6 million, or 20%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to a $4.1 million decrease in the capitalization of internal-use software development costs, offset by a $1.8 million decrease in personnel related expenses and a $1.1 million decrease in stock-based compensation expense, both attributable to a decrease in headcount related to our restructuring actions.
Sales and Marketing
Sales and marketing expenses decreased by $1.0 million, or 14%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily due to a $0.4 million decrease in stock-based compensation expense attributable to a decrease in headcount related to our restructuring actions, a $0.3 million decrease in professional and outside services, and a $0.2 million decrease in facilities related expenses.
General and Administrative
General and administrative expenses increased by $0.9 million, or 8%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to a $1.2 million increase in stock-based compensation expense attributable to recently granted executive awards, a $0.4 million increase in professional and outside services costs, offset by a $0.4 million decrease in business taxes and a $0.2 million decrease in personnel and related expenses.
Restructuring
Restructuring expenses were materially consistent across the three months ended March 31, 2026 and the three months ended March 31, 2025, as the smaller headcount impact of the 2026 workforce reduction plan was offset by higher severance costs driven by differences in the composition of the impacted workforce. The costs related to each workforce reduction plan included cash expenditures for compensation and severance payments, employee benefits, payroll taxes and related facilitation costs.

Other Income (Expense), net

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(In thousands)
Other income (expense), net	$40	$1,114	$(1,074)	(96%)
Other income (expense), net decreased by $1.1 million, or 96%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily driven by a $0.5 million reduction in interest income on our investment portfolio, reflecting a smaller invested cash balance and a change in investment mix compared to 2025, a $0.3 million unfavorable change in foreign currency remeasurement on intercompany balances with our Indian subsidiary, and a $0.2 million increase in commission expenses related to our share repurchases.
Income Tax Expense

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(In thousands)
Income tax expense	$(63)	$(30)	$(33)	110%
The increase in income tax expense for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is attributable to increase in business operations in India.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through proceeds from the issuance of our stock and warrants and cash generated from the sale of our product offerings, as well as debt financing. As of March 31, 2026, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $59.0 million. Cash and cash equivalents are comprised of bank deposits and money market funds. Marketable securities are comprised of U.S. treasury and agency securities. Most of our cash and cash equivalents are held in the United States.

Although we generated positive cash flow from operations for the three months ended March 31, 2026, we have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $1,399.8 million as of March 31, 2026. We may incur operating losses in the future due to the investments that we intend to make in our business and pressures on revenue growth due to the recent macroeconomic environment, and as a result, we may require additional capital resources to grow our business.
Share Repurchase Program
On March 10, 2026, we announced the authorization of a new share repurchase program for the repurchase of shares of our Class A common stock, in an aggregate amount up to $50.0 million. Our prior share repurchase program was fully completed during the year ended December 31, 2025. Repurchases may be made at our discretion from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our Class A common stock under this authorization. The share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. During the three months ended March 31, 2026 and 2025, we repurchased and retired 10,041,359 and 922,996 shares of our Class A common stock for $16.6 million and $3.1 million, respectively. We repurchased additional 1,192,600 shares for $2.0 million on March 31, 2026, which settled the following business day. Including shares in-transit, we had $31.4 million available to repurchase shares of Class A common stock under our share repurchase program as of March 31, 2026. Refer to Note 9, Stockholders’ Equity, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.
Preferred Stock Investment
On April 29, 2024, we entered into an Investment Agreement (the “Investment Agreement”) with Haveli Brooks Aggregator L.P. (“Haveli”) and issued 150,000 shares of our Series A Preferred Stock (the “Series A Preferred Stock”) for an aggregate purchase price of $150.0 million. In connection with the issuance of the Series A Preferred Stock, we issued the Haveli Warrant to purchase up to 11,111,112 shares of Class A common stock, at a purchase price of $4.50 per share of Class A common stock. The Haveli Warrant was exercisable for a period of 24 months from issuance and expired on April 29, 2026.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net cash provided by operating activities - continuing operations	$8,462	$19,811
Net cash provided by investing activities - continuing operations	1,917	3,586
Net cash used in financing activities - continuing operations	(17,867)	(5,176)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(5)	—
Net (decrease) increase in cash, cash equivalents, and restricted cash - continuing operations	(7,493)	18,221
Net (decrease) increase in cash, cash equivalents, and restricted cash - discontinued operations	(140)	221
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(7,633)	$18,442
The Company’s liquidity is not expected to be materially impacted from the disposal of the component reported as discontinued operations.
Cash Provided by Operating Activities
Our primary source of operating cash inflows is collections from our customers. Operating cash outflows consist primarily of personnel-related expenditures, payments to third party vendors, and obligations under our partnership arrangements.

Net cash provided by operating activities for the three months ended March 31, 2026 and 2025 was $8.5 million and $19.8 million, respectively. The change in cash from operations reflects our net loss adjusted for noncash items, such as stock-based compensation, depreciation and amortization, amortization of deferred contract costs, amortization of operating lease right-of-use assets, equity in losses of equity method investees, as well as changes in operating assets and liabilities. Fluctuations in operating assets and liabilities are affected primarily by changes in trade and other receivables, prepaid expenses and other current assets, deferred contract costs, accrued compensation, deferred revenue, accounts payable and other liabilities.
Cash Provided by Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2026 was $1.9 million, which was primarily due to the maturities of marketable securities of $8.0 million, offset by $5.0 million used in the purchase of marketable securities and $1.1 million in additions to property and equipment, primarily related to capitalized internal-use software development costs.

Net cash provided by investing activities during the three months ended March 31, 2025 was $3.6 million, which was primarily due to maturities of marketable securities of $18.9 million and sales of marketable securities of $0.8 million, offset by $11.9 million used in the purchase of marketable securities and $4.3 million in additions to property and equipment related to capitalized internal-use software development costs.
Cash Used in Financing Activities
Net cash used in financing activities for the three months ended March 31, 2026 was $17.9 million, primarily consisting of $16.8 million related to share repurchases and $1.1 million of taxes paid related to net share settlement of equity awards, offset by $0.1 million proceeds from the exercises of stock options.

Net cash used in financing activities for the three months ended March 31, 2025 was $5.2 million, which was primarily due to $3.0 million of taxes paid related to net share settlement of equity awards and $2.6 million related to share repurchases, offset by $0.4 million proceeds from the exercises of stock options.
Contingent Obligations
As of March 31, 2026, we did not have relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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

There have been no material changes to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2025.
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:

Interest Rate Risk
We had cash and cash equivalents of $37.4 million and marketable securities and other investments of $21.6 million as of March 31, 2026, which consisted of bank deposits, money market funds, and U.S. treasury and agency securities. The cash and cash equivalents are held primarily for working capital purposes. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points change in interest rates during any of the periods presented would not have had a material impact on our investments.
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

Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2026 because of the material weaknesses in our internal control over financial reporting described below.
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the interim or annual financial statements will not be prevented or detected on a timely basis.

We identified the following material weaknesses:

•We did not design and maintain effective controls over revenue recognition. Specifically, we did not design and maintain (i) effective controls over the accuracy and occurrence of transaction quantity used to record revenue, including the completeness and accuracy of data flows and automated data transformations of the quantity information; (ii) effective controls over accuracy of the transaction price used to record revenue; and (iii) effective controls over the accuracy of customer order information used to record revenue. These material weaknesses resulted in immaterial adjustments to trade and other receivables, prepaid expenses and other current assets, deferred revenue, accumulated deficit, revenue-software platform, revenue-professional services, and cost of revenue-software platform in the previously issued quarterly financial statements for the periods ended March 31, 2025, June 30, 2025 and September 30, 2025.

•We did not design and maintain effective information technology (“IT”) general controls for certain information systems that support our revenue process that are relevant to the preparation of our financial statements and the effectiveness of IT-dependent controls. Specifically, we did not design and maintain: (i) program change management controls to ensure that program and data changes are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel; and (iii) computer operations controls to ensure that processing and transfer of data are monitored. These material weaknesses did not result in misstatements to the interim or annual financial statements for any of the periods presented.

Additionally, each of these material weaknesses could result in misstatements to revenue and related accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation Plan for Material Weaknesses
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
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•We have identified two material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our condensed consolidated financial statements or cause us to fail to meet our periodic reporting obligations;
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
Historically, we have incurred net losses, and we may not be able to achieve or maintain profitability in the future. As of March 31, 2026, we had an accumulated deficit of $1,399.8 million. We expect to incur significant costs and invest significant additional funds towards sustaining and growing our business and operating as a public company. Further, we have expended and expect to continue to expend substantial financial and other resources on product development, including investments in our product, engineering, and design teams and the development of new products and new functionality for our existing products and our platform; our technology infrastructure, including systems architecture, management tools, scalability, availability, performance, and security, as well as disaster recovery measures; our sales, marketing, and customer success organizations; acquisitions or strategic investments; and general administration, including legal and accounting expenses. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. In addition, there can be no assurance that we will be able achieve our projected cost savings in connection with any of our previously announced workforce reductions. In the past, we have also incurred impairment charges that have adversely impacted our U.S. GAAP financial results. In addition, failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flows on a consistent basis. In light of increasing interest rates and other factors, the volume of transactions enabled through our platform and, as a result, revenue generated from such transactions, may decline faster than our ability to reduce expenses. Additionally, in an inflationary environment, our costs may increase, and we may not be able to increase the pricing of our products accordingly, which could adversely impact our financial performance. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
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

If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition, and results of operations could be adversely affected. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our financial or operating performance in future periods. In particular, our revenue growth rate has fluctuated in prior periods, and we expect it to continue to fluctuate in the future for a number of possible reasons, including but not limited to macroeconomic conditions, reduced demand for our products and services, insufficient growth in the number of financial services firms that utilize our products and services or the lack of expansion of products and services within our existing customer base, transaction volume and mix, particularly with our significant customers, increased competition, a decrease in the growth or reduction in size of our overall market, or unintended consequences from our workforce reductions that impact our business.

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

Although we have developed systems and processes that are designed to help protect the confidential and sensitive information we maintain and our partners, vendors, and other service providers maintain on our behalf, including personal information of our customers, consumers, and employees, protect our systems, prevent data loss, and prevent security breaches and security incidents, these security measures may not have fully protected our systems in the past and cannot guarantee security in the future. We also have incorporated, and may continue to incorporate, artificial intelligence (“AI”) technologies into our platform and otherwise in our business, which may increase cybersecurity risks. Generative AI technologies may circumvent or ignore security policies or controls, and their use may contribute to lapses in security. Further, AI technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks and impacts of security breaches and incidents. In particular, emerging AI technologies capable of identifying or generating security vulnerabilities, exploits, or exploit chains may overwhelm our ability to defend and protect infrastructure and information. The information technology systems and infrastructure used in our business may be vulnerable to cyberattacks or security breaches or incidents, and third parties may be able to access data, including personal information of our customers, consumers, or employees, or other sensitive and proprietary data, accessible through those systems. Employee and service provider error, malfeasance, or other errors in the storage, use, or transmission of any of these types of data could result in an actual or perceived privacy or security breach or other security incident. Although we have policies and technologies restricting access to the personal information we store, these policies and technologies may not be effective in all cases. Further, we must expend significant resources to build and maintain our privacy and data security systems; however, if we do not provide adequate funding or prioritize programs and strategic initiatives related to privacy and cybersecurity, we may be more vulnerable to breaches or attacks. Any breach of privacy, or any security breach or other incident, could interrupt our operations, result in our platform being unavailable, result in loss of or improper access to, or acquisition, disclosure, or other processing of sensitive or confidential information, personal information, or other data, result in fraudulent transfer of funds. Further, any such event, or the perception it has occurred, may harm our reputation, brand, and competitive position, damage our relationships with our customers, subject us to adverse media coverage, or result in claims, regulatory investigations, and proceedings and significant legal, regulatory, and financial exposure, including ongoing monitoring by regulators, and any such incidents or any perception that our security measures are inadequate could lead to loss of customer confidence in, or decreased use of, our platform, any of which could adversely affect our business, financial condition, and results of operations. Any actual or perceived breach of privacy or security, or other security incident, impacting any entities with which we share or disclose data (including, for example, our partners, vendors, or other service providers) could have similar effects. We also expect to incur significant costs in an effort to detect and prevent privacy and security breaches and other security incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived privacy or security breach or other incident.

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

We have made, and intend to continue to make in the future, substantial investments in our technology, customer service, risk, sales and marketing infrastructure. Our ability to manage our growth and business operations effectively and to integrate new employees, technologies, and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to effectively integrate, develop, and motivate employees, while maintaining the beneficial aspects of our culture. Continued growth could challenge our ability to develop and improve our information technology infrastructure and our operational, financial, and management controls, enhance our reporting systems and procedures, recruit, train, and retain highly skilled personnel and maintain user satisfaction. Additionally, if we do not manage the growth of our business and operations effectively, the quality of our platform and the efficiency of our operations could suffer, which could adversely affect our reputation, business, financial condition, and results of operations. For example, In connection with our assessment of the internal control over financial reporting for the year ended December 31, 2025, we identified two material weaknesses in our internal control over financial reporting. Our failure to implement and maintain effective internal control over financial reporting or remediate the material weaknesses in a timely manner could result in errors in our unaudited condensed consolidated financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and could cause a decline in the price of our Class A common stock. We will need to continue to improve our operational and financial infrastructure in order to manage our business effectively and accurately report our results of operations.
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

Additionally, our use of AI technology may expose us to additional claims, demands, and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, if the outputs that our AI technology assists in producing are or are alleged to be deficient, inaccurate, or biased, or if such outputs or their development or deployment, including the collection, use, or other processing of data used to train or create such AI technology, are held or alleged to infringe upon or to have misappropriated third-party intellectual property rights or to violate applicable laws, regulations, or other actual or asserted legal obligations to which we are or may become subject, our business, operating results, financial condition, and growth prospects could be adversely affected. The non-deterministic nature of generative AI technologies may further exacerbate such risks.

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
We have identified two material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our condensed consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
In connection with our assessment of the internal control over financial reporting for the year ended December 31, 2025, we identified two material weaknesses in our internal controls over financial reporting related to (i) the completeness and accuracy of data flows used to record revenue and (ii) information technology (“IT”) general controls for certain information systems that support our revenue and related financial reporting processes that are relevant to the preparation of our financial statements and the effectiveness of IT-dependent controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As part of our effort to remediate the material weakness related to the completeness and accuracy of data flows used to record revenue, we are designing and implementing procedures to ensure the completeness and accuracy of revenue data flows and automated data transformations, the accuracy of pricing, and the accuracy of customer order information used in revenue recognition. As part of our effort to remediate the material weakness related to the IT general controls over information systems in our revenue process, we are designing and implementing more rigorous controls over user access reviews and program change management controls, as well as the monitoring of data processing and transfer. Although we believe these measures will remediate the material weaknesses, there can be no assurance that the material weaknesses will be remediated on a timely basis or at all, or that additional material weaknesses will not be identified in the future. If we are unable to remediate the material weaknesses, or if we experience additional material weaknesses, our ability to record, process, and report financial information accurately, and to prepare financial statements within the time periods specified by the rules of the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of our Class A common stock.
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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems does not perform as expected, we may experience material weaknesses in our controls. For instance, in connection with our assessment of our internal control over financial reporting for the year ended December 31, 2025, we identified two material weaknesses in our internal control over financial reporting.

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

The CCPA went into effect on January 1, 2020, and, among other things, requires certain disclosures to California consumers and affords such consumers certain data privacy rights. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties of up to $7,500 per violation. The CCPA also provides a private right of action for certain data breaches that may increase data breach litigation. Additionally, the CPRA was approved by California voters in November 2020, and significantly modified the CCPA, including expanding California consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and engage in enforcement efforts. The CPRA created obligations relating to consumer data beginning on January 1, 2022 and it became effective on January 1, 2023. Numerous states have proposed, and in certain cases enacted, legislation addressing privacy and data security that in many cases are similar to the CCPA and CPRA. For example, Connecticut, Virginia, Colorado, and Utah have enacted legislation similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that took effect in 2024; Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, and Tennessee have enacted similar legislation that took effect in 2025; Indiana, Kentucky, and Rhode Island have enacted similar legislation that has taken effect in 2026; and Alabama and Oklahoma have enacted similar legislation that takes effect in 2027. The California Age-Appropriate Design Code Act (“CAADCA”), which expands the CPRA for businesses with websites that are likely to be accessed by children, was signed into law on September 15, 2022 and went into effect on July 1, 2024. New York enacted a law, effective on June 20, 2025, that among other things, prohibits covered “operators” from collecting, using, sharing, and selling personal data of individuals under 18 years of age unless it is strictly necessary, as specified in such legislation, or where informed consent is obtained in accordance with specified requirements. This includes, in the case of individuals under 13 years of age, obtaining parental consent in a manner compliant with the Children’s Online Privacy Protection Act (“COPPA”). Numerous other states have considered, and in certain cases enacted, laws that implement restrictions or prohibitions on the collection, use, or other processing of data relating to individuals under 18 years of age. The FTC also has proposed significant updates to its rules implementing COPPA that, among other changes, would create new obligations, and strengthen certain existing obligations, relating to the collection and other processing of personal information from individuals under 13 years of age.

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

We have registered the term “Blend” in the United States, Canada, the United Kingdom, and the European Union, and as of March 31, 2026, we had pending trademark applications in the United States. Additionally, we have registered domain names that we use in, or are related to, our business, most importantly blend.com. Competitors have and may continue to adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. As of March 31, 2026, we had one issued patent in the United States. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Further, we may not timely or successfully apply for a patent or register our trademarks or otherwise secure our intellectual property. Our efforts to protect, maintain, or enforce our proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could adversely affect our business, financial condition, and results of operations.

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
Our Class A common stock has one vote per share, our Class B common stock has 40 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of March 31, 2026, Nima Ghamsari, Head of Blend, Co-Founder, and Chair of our board of directors, beneficially owns all of the issued and outstanding shares of our Class B common stock. As of March 31, 2026, the shares beneficially owned by Mr. Ghamsari represented approximately 31% of the total voting power of our outstanding capital stock, which voting power may increase over time as Mr. Ghamsari exercises equity awards and exchanges them for our Class B common stock under the Equity Exchange Agreement. If all such equity awards held by Mr. Ghamsari (including the Co-Founder and Head of Blend Long-Term Performance Award) had been exercised for cash as of March 31, 2026, Mr. Ghamsari would hold approximately 82% of the voting power of our outstanding capital stock. As a result, for the foreseeable future, Mr. Ghamsari will be able to significantly influence matters requiring approval by our stockholders, including the election of members of our board of directors, the adoption of amendments to our Amended and Restated Certificate of Incorporation and amended and restated bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Mr. Ghamsari may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interest. The concentration of control will limit or preclude your ability to influence corporate matters for the foreseeable future and could have the effect of delaying, preventing, or deterring a change in control of our company, could deprive you and other holders of Class A common stock of an opportunity to receive a premium for your Class A common stock as part of a sale of our company and could negatively affect the market price of our Class A common stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

No shares of our Class C common stock, which entitle the holder to zero votes per share (except as otherwise required by law), were issued and outstanding as of March 31, 2026 and we have no current plans to issue shares of Class C common stock. These shares will be available to be used in the future to further strategic initiatives, such as financings or acquisitions, or issue future equity awards to our service providers. Over time the issuance of shares of Class A common stock will result in voting dilution to all of our stockholders and this dilution could eventually result in Mr. Ghamsari and his affiliates holding a lower percentage of our total outstanding voting power. Because the shares of Class C common stock have no voting rights (except as required by law), the issuance of such shares will not result in further voting dilution, which would prolong the significant voting influence of Mr. Ghamsari. Further, the issuance of such shares of Class C common stock to Mr. Ghamsari would also delay the final conversion of all of our outstanding Class B common stock because shares of Class C common stock issued to Mr. Ghamsari would be counted when determining whether the 35% Ownership Threshold has been met. As a result, the issuance of shares of Class C common stock could prolong the duration of Mr. Ghamsari’s significant influence on the election of our directors and outcome of most matters submitted to a vote of our stockholders. In addition, we could issue shares of Class C common stock to Mr. Ghamsari and, in that event, he would be able to sell such shares of Class C common stock and achieve liquidity in his holdings without diminishing his voting control. Sales of significant amounts of stock by Mr. Ghamsari or changes in our capital structure, including as a result of the Final Conversion Date, could result in a change of control or cause volatility in our stock price and uncertainty. Any future issuances of shares of Class C common stock will not be subject to approval by our stockholders except as required by the listing standards of the New York Stock Exchange.
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
The holders of our Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our Class A common stock on all matters submitted to a vote of the holders of our Class A common stock, which reduces the relative voting power of the holders of our Class A common stock. In addition, the conversion of our Series A Preferred Stock into Class A common stock would dilute the ownership interest of existing holders of our Class A common stock and would increase the number of shares of our Class A common stock available for public trading which may adversely affect prevailing market prices of our Class A common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the share repurchase activity for the three months ended March 31, 2026:

Period	Total Number of Shares Purchased (in thousands)(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
January 1-31	—	$—	—	$—
February 1-28	—	$—	—	$—
March 1-31	10,041	$1.68	10,041	$33.4
Total	10,041	—	10,041	$33.4
(1) On March 10, 2026, our board of directors authorized the repurchase of up to $50.0 million of our Class A common stock. As of March 31, 2026, 10,041,359 shares were repurchased under the program. Refer to Note 9, Stockholders’ Equity, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
Except as described below, during the three months ended March 31, 2026, none of our officers or directors, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or any “non Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

On March 16, 2026, Matt Thomson, our Head of Revenue, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 100,000 shares of our Class A common stock, with the exact number of shares to be sold pursuant to Mr. Thomson’s trading arrangement to be determined based on market prices of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c). The duration of the trading arrangement is until June 30, 2027, or earlier if all transactions under the trading arrangement are completed.

On March 18, 2026, Srinivasan Venkatramani, our Head of Product, Technology and Customer Operations, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 477,653 shares of our Class A common stock, with the exact number of shares to be sold pursuant to Mr. Venkatramani’s trading arrangement to be determined based on market prices of our Class A common stock. Additionally, this trading arrangement includes performance stock units (“PSUs”). The actual number of PSUs that vest, if any, depend on Mr. Venkratamani’s continued service and satisfaction of certain market-based performance targets related to the Company’s stock price hurdles. The market-based performance targets related to the Company’s stock price hurdles have not yet been satisfied. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c). The duration of the trading arrangement is until May 19, 2027, or earlier if all transactions under the trading arrangement are completed.

On March 18, 2026, Eric Woersching, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 50,000 shares of our Class A common stock, with the exact number of shares to be sold pursuant to Mr. Woersching’s trading arrangement to be determined based on market prices of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c). The duration of the trading arrangement is until May 31, 2027, or earlier if all transactions under the trading arrangement are completed.

On March 18, 2026, Nima Ghamsari, Head of Blend, terminated his Rule 10b5-1 trading arrangement previously entered into on December 16, 2025. The terminated trading arrangement provided for the sale from time to time of shares of our Class A Common Stock, intended to generate an aggregate of approximately a maximum dollar amount of $650,000, with the exact number of shares to be sold pursuant to Mr. Ghamsari’s trading arrangement to be determined based on market prices of our Class A Common Stock. The terminated trading arrangement was set to expire on June 11, 2026, subject to early termination for certain specified events as set forth in the plan, and was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

BLEND LABS, INC.

Date:	May 7, 2026	By:	/s/ Nima Ghamsari
Nima Ghamsari
Head of Blend and Co-Founder
(Principal Executive Officer)

Date:	May 7, 2026	By:	/s/ Jason Ream
Jason Ream
Head of Finance
(Principal Financial Officer)