Form 10-Q
period 2026-06-30
Blend Labs, Inc.
filed 2026-08-06
CIK 1855747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of August 1, 2026, there were 233,256,934 shares of the registrant's Class A common stock outstanding, 3,256,385 shares of the registrant's Class B common stock outstanding, and no shares of the registrant's Class C common stock outstanding.

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
4

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blend Labs, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$23,311	$45,061
Marketable securities and other investments	21,556	24,739
Trade and other receivables, net of allowance for credit losses of $135 and $112, respectively	14,425	8,786
Prepaid expenses and other current assets	16,594	17,257
Current assets held for sale from discontinued operations	—	3,958
Total current assets	75,886	99,801
Property and equipment, net	21,936	22,997
Operating lease right-of-use assets	1,953	1,394
Deferred contract costs	3,213	3,425
Other non-current assets	40,578	41,425
Non-current assets held for sale from discontinued operations	—	1,003
Total assets	$143,566	$170,045
Liabilities, redeemable equity and stockholders’ equity
Current liabilities:
Accounts payable	$418	$1,858
Deferred revenue	31,483	19,385
Accrued compensation	3,541	4,560
Other current liabilities	11,262	11,523
Current liabilities held for sale from discontinued operations	—	2,128
Total current liabilities	46,704	39,454
Other non-current liabilities	2,083	1,569
Total liabilities	48,787	41,023
Commitments and contingencies (Note 7)
Series A redeemable convertible preferred stock, par value $0.00001 per share: 200,000 shares authorized as of June 30, 2026 and December 31, 2025, 150 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively (Note 8)	169,153	159,495
Stockholders’ equity:
Class A, Class B and Class C Common Stock, par value $0.00001 per share: 3,000,000 (Class A 1,800,000, Class B 600,000, Class C 600,000) shares authorized as of June 30, 2026 and December 31, 2025; 236,513 (Class A 233,257, Class B 3,256, Class C 0) and 256,043 (Class A 252,787, Class B 3,256, Class C 0) shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	1,326,309	1,360,704
Accumulated other comprehensive income	623	597
Accumulated deficit	(1,401,308)	(1,391,776)
Total stockholders’ equity	(74,374)	(30,473)
Total liabilities, redeemable equity and stockholders’ equity	$143,566	$170,045
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Software platform	$31,404	$29,465	$59,397	$53,767
Professional services	2,433	2,164	5,283	4,707
Total revenue	33,837	31,629	64,680	58,474
Cost of revenue
Software platform	7,152	6,560	12,920	12,457
Professional services	1,800	1,713	3,510	3,660
Total cost of revenue	8,952	8,273	16,430	16,117
Gross profit	24,885	23,356	48,250	42,357
Operating expenses:
Research and development	8,683	7,486	18,096	15,329
Sales and marketing	6,740	6,950	12,938	14,137
General and administrative	11,034	13,718	23,187	24,950
Restructuring	4	28	666	747
Total operating expenses	26,461	28,182	54,887	55,163
Loss from operations	(1,576)	(4,826)	(6,637)	(12,806)
Other income (expense), net	221	1,018	261	2,132
Loss before income taxes	(1,355)	(3,808)	(6,376)	(10,674)
Income tax expense	(119)	(41)	(182)	(71)
Loss before equity in losses of equity method investees	(1,474)	(3,849)	(6,558)	(10,745)
Equity in losses of equity method investees, net of tax	(338)	—	(719)	—
Loss from continuing operations	(1,812)	(3,849)	(7,277)	(10,745)
Income (loss) from discontinued operations (Note 15)	329	(2,998)	(2,255)	(5,801)
Net loss	(1,483)	(6,847)	(9,532)	(16,546)
Less: Net loss attributable to noncontrolling interest included in discontinued operations	—	—	—	182
Net loss attributable to Blend Labs, Inc.	(1,483)	(6,847)	(9,532)	(16,364)
Less: Accretion of redeemable noncontrolling interest to redemption value from discontinued operations	—	—	—	(1,254)
Less: Accretion of Series A redeemable convertible preferred stock to redemption value	(4,927)	(4,376)	(9,658)	(8,578)
Net loss attributable to Blend Labs, Inc. common stockholders	$(6,410)	$(11,223)	$(19,190)	$(26,196)

Net loss per share attributable to Blend Labs, Inc. common stockholders - basic and diluted:
Continuing operations	$(0.03)	$(0.03)	$(0.07)	$(0.07)
Discontinued operations	$0.00	$(0.01)	$(0.01)	$(0.03)
Net loss per share attributable to Blend Labs, Inc. common stockholders	$(0.03)	$(0.04)	$(0.08)	$(0.10)
Weighted average shares used in calculating net loss per share:
Basic and diluted	239,909	259,211	247,726	259,004
Comprehensive loss:
Net loss	$(1,483)	$(6,847)	$(9,532)	$(16,546)
Unrealized loss on marketable securities	(58)	(44)	(164)	(38)
Foreign currency translation gain (loss)	18	(7)	190	(50)
Comprehensive loss	(1,523)	(6,898)	(9,506)	(16,634)
Less: Comprehensive loss attributable to noncontrolling interest included in discontinued operations	—	—	—	182
Comprehensive loss attributable to Blend Labs, Inc.	$(1,523)	$(6,898)	$(9,506)	$(16,452)
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Redeemable Noncontrolling Interest, Series A Redeemable Convertible Preferred Stock and Stockholders’ Equity
(In thousands)
(Unaudited)

	Three and Six Months Ended June 30, 2026
	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
Balances as of December 31, 2025	150	$159,495	256,043	$2	$1,360,704	$597	$(1,391,776)	$(30,473)
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	110	—	96	—	—	96
Vesting of restricted stock units	—	—	1,888	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—	(664)	—	(1,127)	—	—	(1,127)
Stock-based compensation	—	—	—	—	6,928	—	—	6,928
Unrealized loss on investments in marketable securities	—	—	—	—	—	(106)	—	(106)
Foreign currency translation gain	—	—	—	—	—	172	—	172
Accretion of Series A redeemable convertible preferred stock to redemption value	—	4,731	—	—	(4,731)	—	—	(4,731)
Share repurchases	—	—	(10,041)	—	(18,623)	—	—	(18,623)
Net loss	—	—	—	—	—	—	(8,049)	(8,049)
Balances as of March 31, 2026	150	$164,226	247,336	$2	$1,343,247	$663	$(1,399,825)	$(55,913)
Vesting of restricted stock units	—	—	1,991	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—	(636)	—	(937)	—	—	(937)
Stock-based compensation	—	—	—	—	7,100	—	—	7,100
Unrealized loss on investments in marketable securities	—	—	—	—	—	(58)	—	(58)
Foreign currency translation gain	—	—	—	—	—	18	—	18
Accretion of Series A redeemable convertible preferred stock to redemption value	—	4,927	—	—	(4,927)	—	—	(4,927)
Share repurchases	—	—	(12,178)	—	(18,174)	—	—	(18,174)
Net loss	—	—	—	—	—	—	(1,483)	(1,483)
Balances as of June 30, 2026	150	$169,153	236,513	$2	$1,326,309	$623	$(1,401,308)	$(74,374)

See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Redeemable Noncontrolling Interest, Series A Redeemable Convertible Preferred Stock and Stockholders’ Equity (Continued)
(In thousands)
(Unaudited)

	Three and Six Months Ended June 30, 2025
	Redeemable noncontrolling interest - held for sale from discontinued operations	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

		Shares	Amount	Shares	Amount
Balances as of December 31, 2024	$52,375	150	$141,663	258,173	$2	$1,328,015	$602	$(1,384,975)	$(56,356)
Issuance of common stock upon exercise of stock options	—	—	—	256	—	363	—	—	363
Vesting of restricted stock units	—	—	—	2,064	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—	—	(745)	—	(2,971)	—	—	(2,971)
Stock-based compensation	—	—	—	—	—	7,202	—	—	7,202
Unrealized gain on investments in marketable securities	—	—	—	—	—	—	6	—	6
Foreign currency translation loss	—	—	—	—	—	—	(43)	—	(43)
Accretion of redeemable noncontrolling interest to redemption value	1,254	—	—	—	—	(1,254)	—	—	(1,254)
Accretion of Series A redeemable convertible preferred stock to redemption value	—	—	4,202	—	—	(4,202)	—	—	(4,202)
Share repurchases	—	—	—	(923)	—	(3,076)	—	—	(3,076)
Reclassification of noncontrolling interest to equity, net of noncash consideration received	(53,447)	—	—	—	—	52,675	—	—	52,675
Net loss	(182)	—	—	—	—	—	—	(9,517)	(9,517)
Balances as of March 31, 2025	$—	150	$145,865	258,825	$2	$1,376,752	$565	$(1,394,492)	$(17,173)
Issuance of common stock upon exercise of stock options	—	—	—	222	—	430	—	—	430
Vesting of restricted stock units	—	—	—	2,044	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—	—	(695)	—	(2,531)	—	—	(2,531)
Stock-based compensation	—	—	—	—	—	8,536	—	—	8,536
Unrealized loss on investments in marketable securities	—	—	—	—	—	—	(44)	—	(44)
Foreign currency translation loss	—	—	—	—	—	—	(7)	—	(7)
Accretion of Series A redeemable convertible preferred stock to redemption value	—	—	4,376	—	—	(4,376)	—	—	(4,376)
Share repurchases	—	—	—	(345)	—	(1,042)	—	—	(1,042)
Net loss	—	—	—	—	—	—	—	(6,847)	(6,847)
Balances as of June 30, 2025	$—	150	$150,241	260,051	$2	$1,377,769	$514	$(1,401,339)	$(23,054)

See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(9,532)	$(16,546)
Less: Net loss from discontinued operations	(2,255)	(5,801)
Net loss from continuing operations	(7,277)	(10,745)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	13,758	13,678
Depreciation and amortization	2,851	1,047
Amortization of deferred contract costs	792	746
Amortization of operating lease right-of-use assets	210	199
Equity in losses of equity method investees, net of tax	719	—
Other	622	(316)
Changes in operating assets and liabilities:
Trade and other receivables	(5,663)	(506)
Prepaid expenses and other assets, current and non-current	379	(719)
Deferred contract costs, non-current	212	(531)
Accounts payable	(1,440)	(419)
Deferred revenue	12,098	12,352
Accrued compensation	(987)	(684)
Operating lease liabilities	(206)	(1,921)
Other liabilities, current and non-current	132	2,204
Net cash provided by operating activities - continuing operations	16,200	14,385
Net cash used in operating activities - discontinued operations	(921)	(771)
Net cash provided by operating activities	15,279	13,614
Investing activities
Purchases of marketable securities	(4,966)	(23,749)
Sale of available-for-sale securities	—	859
Maturities of marketable securities	8,000	27,727
Additions to property, equipment and internal-use software development costs	(1,942)	(7,912)
Investment in non-marketable equity securities	—	(4,000)
Net cash provided by (used in) investing activities - continuing operations	1,092	(7,075)
Net cash provided by (used in) investing activities - discontinued operations	1,110	(120)
Net cash provided by (used in) investing activities	2,202	(7,195)
Financing activities
Proceeds from exercises of stock options, including early exercises, net of repurchases	96	793
Taxes paid related to net share settlement of equity awards	(2,064)	(5,502)
Share repurchases	(37,241)	(4,118)
Net cash used in financing activities - continuing operations	(39,209)	(8,827)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(24)	—
Net decrease in cash, cash equivalents, and restricted cash	(21,752)	(2,408)
Cash, cash equivalents, and restricted cash at beginning of period	46,998	49,537
Cash, cash equivalents, and restricted cash at end of period	$25,246	$47,129
Less: Cash, cash equivalents and restricted cash included in current assets held for sale from discontinued operations	—	5,607
Cash, cash equivalents and restricted cash, end of period, excluding current assets held for sale from discontinued operations	$25,246	$41,522
Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets:
Cash and cash equivalents	$23,311	$36,499
Restricted cash	1,935	5,023
Total cash, cash equivalents, and restricted cash	$25,246	$41,522

Supplemental disclosure of cash flow information:
Cash paid for income taxes
State and local
Texas	$80	$64
Foreign
India	$111	$268
Total income taxes paid, net	$191	$332
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of redeemable noncontrolling interest related to discontinued operations to equity	$—	$52,675
Operating lease liabilities arising from obtaining new or modified right-of-use assets	$760	$1,640
Stock-based compensation included in capitalized internal-use software development costs	$238	$2,345
Accretion of redeemable noncontrolling interest related to discontinued operations to redemption value	$—	$1,254
Accretion of Series A redeemable convertible preferred stock to redemption value	$9,658	$8,578
Consideration receivable in connection with the sale of title assets	$389	$—
Capitalized internal-use software development costs included in accrued compensation	$58	$201
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
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2025. Except for a revised policy related to capitalized internal-use software as a result of the adoption of ASU No. 2025-06, Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40), there have been no significant changes to these policies during the six months ended June 30, 2026.
Restricted Cash
The Company has classified cash that is not available for use in its operations as restricted cash. Restricted cash consists of collateral for surety bonds for licenses held by the Company’s discontinued title operations. As of June 30, 2026 and December 31, 2025, the Company had $1.9 million in restricted cash, which is presented within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.
Trade and Other Receivables and Credit Loss Reserves
The Company reports trade and other receivables net of the allowance for credit losses, in accordance with Accounting Standards Codification (“ASC”) 326, Financial Instruments—Credit Losses. ASC 326 requires an entity to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The Company’s estimate of expected credit losses is determined based on expected lifetime loss rates calculated from historical data and adjusted for the impact of current and future conditions, such as the age of outstanding receivables, historical payment patterns, any known or expected changes to the customers’ ability to fulfill their payment obligations, or assessment of broader economic conditions that may impact the customers’ ability to pay the outstanding balances. As of June 30, 2026 and December 31, 2025, the reserve for expected credit losses was immaterial. The provision for expected credit losses and the uncollectible portion of the receivables written off against reserve for expected credit losses were immaterial for the three and six months ended June 30, 2026 and 2025.
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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company has variable interest in an entity that provides certain back office support services to the Company using a cost-plus pricing model. As of June 30, 2026, the Company’s unaudited condensed consolidated financial statements include total assets of $3.5 million related to the VIE, which primarily consists of cash and cash equivalents of $0.5 million, prepaid expenses and other assets of $0.7 million, fixed assets of $0.3 million, and a right-of-use asset of $2.0 million. As of June 30, 2026, the Company’s unaudited condensed consolidated financial statements include total liabilities of $2.9 million related to the VIE, which primarily consists of a lease liability of $2.0 million, income taxes payable of $0.3 million, and other liabilities of $0.6 million. The right-of-use asset and a corresponding lease liability relate to an office lease held by a VIE.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities, trade accounts receivable, and notes receivable. The Company maintains its cash equivalents primarily in money market funds and highly liquid investments that are issued or guaranteed by the United States government or its agencies. As of June 30, 2026 and December 31, 2025, cash and cash equivalents amounted to $23.3 million and $45.1 million, respectively, and included $1.7 million and $2.0 million, respectively, of cash held in a foreign jurisdiction. Collateral is not required for trade accounts receivable.

The following customers comprised 10% or more of the Company’s revenue for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2026	2025	2026	2025
A	15%	14%	16%	13%
C	6%	10%	7%	9%

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following customers comprised 10% or more of the Company’s trade and unbilled receivables:

Customer	June 30, 2026	December 31, 2025
B	7%	11%
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
3. Revenue Recognition and Contract Costs
Disaggregation of Revenue
The following table provides information about disaggregated revenue by service offering:

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Blend Platform:
Mortgage Suite	$19,240	$17,987	$36,472	$32,645
Consumer Banking Suite	12,164	11,478	22,925	21,122
Total software platform	31,404	29,465	59,397	53,767
Professional services	2,433	2,164	5,283	4,707
Total revenue	$33,837	$31,629	$64,680	$58,474
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

Contract Accounts	Balance Sheet Line Reference	June 30, 2026	December 31, 2025
		(In thousands)
Contract assets—current	Prepaid expenses and other current assets	$4,155	$5,266
Contract liabilities—current	Deferred revenue, current	$(31,483)	$(19,385)
There were no long-term contract assets or deferred revenue as of June 30, 2026 and December 31, 2025.

During the three months ended June 30, 2026 and 2025, the Company recognized $13.4 million and $11.3 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of each respective period. During the six months ended June 30, 2026 and 2025, the Company recognized $11.5 million and $11.1 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the respective periods.

During the three and six months ended June 30, 2026, the Company recognized revenue of approximately $0.3 million and $0.8 million, respectively, related to performance obligations satisfied in previous periods. During the three and six months ended June 30, 2025, the Company recognized revenue of approximately $(0.3) million and $0.6 million, respectively, related to performance obligations satisfied in previous periods. The revenue recognized from performance obligations satisfied in the prior periods primarily related to changes in the transaction price, including changes in the estimate of variable consideration.
Remaining Performance Obligations
As of June 30, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligations was $168.5 million. These remaining performance obligations represent commitments in customer contracts for services expected to be provided in the future that have not been recognized as revenue. The expected timing of revenue recognition for these commitments is largely driven by the Company’s ability to deliver in accordance with relevant contract terms and when the Company’s customers utilize services, which could affect the Company’s estimate of when the Company expects to recognize revenue for these remaining performance obligations. The Company expects to recognize slightly more than half of the remaining performance obligations as revenue over the next 12 months, and the remainder within the following 13 to 24 months.
Deferred Contract Costs
As of June 30, 2026 and December 31, 2025, total unamortized deferred contract costs were $5.0 million and $5.2 million, respectively, of which $1.8 million was recorded within prepaid expenses and other current assets for each period and $3.2 million and $3.4 million was recorded within deferred contract costs, non-current, on the unaudited condensed consolidated balance sheets for each period, respectively.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The amortization of deferred contract costs was $0.3 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively, and $0.8 million and $0.7 million for the six months ended June 30, 2026 and 2025, respectively, and is included in sales and marketing expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).
4. Investments and Fair Value Measurements
The carrying amount, unrealized gain and loss, and fair value of investments by major security type were as follows:

	June 30, 2026
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$10,000	$—	$—	$10,000	Level 1
U.S. Treasury Securities	3,611	—	—	3,611	Level 2
Total cash equivalents	13,611	—	—	13,611
Marketable securities:
U.S. treasury and agency securities	21,636	6	(86)	21,556	Level 2
Restricted cash, current:
Money market funds	1,935	—	—	1,935	Level 1
Total	$37,182	$6	$(86)	$37,102

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$29,639	$—	$29,639	Level 1
Marketable securities:
U.S. treasury and agency securities	24,655	84	24,739	Level 2
Restricted cash, current:
Money market funds	1,937	—	1,937	Level 1
Total	$56,231	$84	$56,315
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

The following table summarizes the stated maturities of the Company’s marketable securities:

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	June 30, 2026
	(In thousands)
	Amortized Cost	Fair Value
Due within one year	$12,392	$12,382
Due after one year through two years	9,244	9,174
Total marketable securities	$21,636	$21,556
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

The Company does not intend to sell any of these securities prior to maturity and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date. Accordingly, the Company believes that generally the unrealized losses are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no impairment charges or allowance for credit losses have been recognized in the Company’s unaudited condensed consolidated statements of operations for the six months ended June 30, 2026 and 2025. As of June 30, 2026, the Company had 9 securities in an unrealized loss position, none of which were in a continuous unrealized loss position for twelve months or greater. As of December 31, 2025, the Company had no securities in an unrealized loss position, nor any securities in a continuous unrealized loss position for twelve months or greater. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

The Company recognized interest income from its investment portfolio of $0.5 million and $1.0 million for the three months ended June 30, 2026 and 2025, respectively and $1.0 million and $2.1 million for the six months ended June 30, 2026 and 2025, respectively. Accrued interest receivable related to marketable securities is $0.2 million and $0.3 million, as of June 30, 2026 and December 31, 2025, respectively, and is presented within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. The Company does not measure an allowance for credit losses on accrued interest receivable and recognizes interest receivable write offs as a reversal of interest income. No accrued interest was written off during the three and six months ended June 30, 2026 and 2025.
5. Significant Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2026	December 31, 2025
	(In thousands)
Contract assets	$4,155	$5,266
Deferred contract costs	1,818	1,812
Prepaid software	5,302	3,985
Prepaid insurance	477	1,289
Prepaid other	1,926	1,582
Restricted cash	1,935	1,937
Other current assets	981	1,386
Total prepaid expenses and other current assets	$16,594	$17,257
Property and Equipment, Net
Property and equipment, net, consisted of the following:

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	June 30, 2026	December 31, 2025
	(In thousands)
Computer and software	$1,434	$1,367
Capitalized internal-use software	27,770	26,059
Total property and equipment, gross	29,204	27,426
Accumulated depreciation and amortization	(7,268)	(4,429)
Total property and equipment, net	$21,936	$22,997
Depreciation expense was immaterial for the three and six months ended June 30, 2026 and 2025.

Amortization of capitalized internal use software development costs for the three and six months ended June 30, 2026 was $1.4 million and $2.7 million, respectively, and for the three and six months ended June 30, 2025 was $0.6 million and $1.0 million, respectively.

Impairment of capitalized internal use software was $0.1 million and $0.4 million for the three and six months ended June 30, 2026, respectively. Impairment of capitalized internal use software was immaterial for the three and six months ended June 30, 2025.
Other Non-Current Assets
Other non-current assets consisted of the following:

	June 30, 2026	December 31, 2025
	(In thousands)
Investments in non-marketable equity securities	$30,380	$30,380
Equity method investment	8,973	9,692
Other non-current assets	1,225	1,353
Total non-current assets	$40,578	$41,425
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

As of June 30, 2026 and December 31, 2025, the carrying value of this investment was $26.4 million, inclusive of a cumulative upward adjustment of $23.9 million, of which $16.6 million was recognized as a gain in 2025 to reflect observable price changes.

The gain resulting from the adjustment to the carrying value of the non-marketable security is presented within other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive income (loss). There were no impairments for the three and six months ended June 30, 2026 and 2025.

During the year ended December 31, 2025, the Company made a cash investment in exchange for Series A Preferred Units in a privately-held company. The investment in the equity securities without readily determinable fair value is measured at cost, less impairment, if any, plus or minus observable price changes in orderly transactions of an identical or similar instrument of the same issuer. As of June 30, 2026 and December 31, 2025, the carrying value of this investment was $4.0 million. No observable price changes have been identified for this investment to date. There were no impairments for the three and six months ended June 30, 2026 and 2025.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Equity Method Investment
In 2025, the Company’s previously held promissory note plus all accrued interest was converted into 1,846,153 Class A and 9,230,770 Class B units of the privately-held company. During 2025, subsequent to the conversion, all Class A units were sold to a third party for $2.3 million in cash, and the Company recognized a $9.7 million equity method investment based on the fair value of the retained Class B units. As of June 30, 2026 and December 31, 2025, the Company held a fully-diluted equity interest of 19%.

The carrying value of the equity method investment exceeded the Company’s share of the investee’s underlying net assets by approximately $7.0 million and $6.7 million as of June 30, 2026 and December 31, 2025, respectively. This basis difference is primarily related to goodwill and is not amortized.
Other Current Liabilities
Other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
	(In thousands)
Accrued expenses	$4,083	$5,323
Accrued professional fees	2,511	1,734
Accrued connectivity fees	2,797	3,951
Operating lease liabilities, current portion	407	254
Other	1,464	261
Total other current liabilities	$11,262	$11,523
Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
	(In thousands)
Operating lease liabilities, non-current	$1,635	$1,223
Other	448	346
Total other non-current liabilities	$2,083	$1,569
6. Leases
The Company leases its facilities under non-cancelable operating leases with various expiration dates. Leases may contain escalating payments.

The Company’s total operating lease costs were $0.1 million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively. The Company’s total operating lease costs were $0.3 million and $1.2 million for the six months ended June 30, 2026 and 2025, respectively.

The Company did not incur any variable lease costs for the three and six months ended June 30, 2026. The Company’s total operating lease costs included variable costs in the amount of $0.4 million and $0.9 million for the three and six months ended June 30, 2025, respectively. Variable lease costs are primarily comprised of maintenance costs and are determined based on the actual costs incurred during the period. Variable lease payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities. The Company’s total operating lease costs also include short-term lease costs which were immaterial for the three and six months ended June 30, 2026 and 2025.

As of June 30, 2026 and December 31, 2025, the weighted average remaining operating lease term was 3.9 years and 4.3 years, respectively. The weighted average discount rate used to estimate operating lease liabilities for leases that existed as of June 30, 2026 and December 31, 2025 was 10.5% and 10.8%, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was immaterial and $1.1 million for the three months ended June 30, 2026 and 2025, respectively.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Cash paid for amounts included in the measurement of operating lease liabilities was $0.2 million and $2.1 million for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, maturities of operating lease liabilities were as follows:

(In thousands)
2026	$299
2027	610
2028	640
2029	672
2030	266
Thereafter	—
Total lease payments	2,487
Less: imputed interest	(445)
Total operating lease liabilities	$2,042
7. Commitments and Contingencies
Contingencies
From time to time and in the normal course of business, the Company may be subject to various legal matters, such as threatened or pending claims or proceedings. The litigation contingencies, if realized, could have a material negative impact on the Company’s financial condition, results of operations, and cash flows. The Company recognizes a provision for litigation losses when a contingent liability is probable and the amount thereof is estimable. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. Amounts accrued for litigation contingencies are based on the Company’s best estimates, assessments of the likelihood of damages, and the advice of counsel and often result from a series of judgments about future events and uncertainties that rely heavily on estimates and assumptions, therefore the actual settlement amounts could differ from the estimated contingency accrual and result in additional charges or reversals in future periods. There was no provision for litigation contingencies as of June 30, 2026 and December 31, 2025.
Warranties, Indemnifications, and Contingent Obligations
The Company’s platform, products, and services are generally warranted to perform substantially as described in the associated documentation and to satisfy defined levels of uptime reliability. The service-level agreements that provide for defined levels of uptime reliability and performance permit the customers to receive credits or to terminate their agreements in the event that the Company fails to meet those levels. As of June 30, 2026, the Company had accrued liabilities of $0.3 million related to these service-level agreements. There was no accrual related to these service-level agreements as of December 31, 2025.

The Company enters into indemnification provisions under (i) its agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers, and landlords and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2026 or December 31, 2025.

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

As of June 30, 2026, the Series A Preferred Stock has a maximum redemption value of $300.0 million. The carrying value of the Series A Preferred Stock is accreted to its maximum redemption value over the seven year term, using the effective interest method. The increases in the redemption amount are recorded with corresponding adjustments against additional paid-in capital, in the absence of retained earnings. For each reporting period, the entire periodic change in the redemption amount is reflected in the computation of net income (loss) per share under the two-class method as being akin to a dividend, by reducing the income (or increasing the loss) attributable to common stockholders.

In connection with the issuance of the Series A Preferred Stock, the Company issued the Haveli Warrant to Haveli to purchase up to 11,111,112 shares of Class A common stock, at a purchase price of $4.50 per share. The number of shares and exercise price are subject to anti-dilution adjustments for splits, dividends, capital reorganizations, reclassifications and similar transactions. The Haveli Warrant was exercisable for a period of 24 months from issuance, subject to the expiration or early termination of the applicable waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended. The Haveli Warrant was not exercised and expired as of April 29, 2026. The net proceeds were allocated to the Series A Preferred Stock and the Haveli Warrant based on their relative fair values as of the issuance date, in the amount of $130.8 million and $9.1 million, respectively. The proceeds allocated to Haveli Warrant were accounted for as paid-in capital.

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
Preferred Stock
Subject to the protective provisions afforded to the holders of the Series A Preferred Stock, the Company’s board of directors has the authority to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences, and rights of the shares of each series and any of its qualifications, limitations, or restrictions, in each case without further vote or action by the Company’s stockholders. As of June 30, 2026, the Company had 200,000,000 shares authorized and 150,000 shares of preferred stock issued and outstanding.

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

During the three and six months ended June 30, 2026, the Company repurchased and retired 12,177,584 and 22,218,943 shares of the Company’s Class A common stock for $20.2 million and $36.8 million, respectively. The amounts for the three months ended June 30, 2026 were inclusive of 1,192,600 shares repurchased for $2.0 million on March 31, 2026, which settled the following business day. During the three and six months ended June 30, 2025, the Company repurchased and retired 344,666 and 1,267,662 shares of the Company’s Class A common stock for $1.0 million and $4.1 million, respectively. The Company had $13.2 million available to repurchase shares of Class A common stock under its share repurchase program as of June 30, 2026.
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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of the stock option activity is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(In thousands)		(In years)	(In thousands)
Balance as of December 31, 2025	15,170	$4.02	3.99	$14,414
Exercised	(110)	$0.87		$147
Canceled	(566)	$12.88
Balance as of June 30, 2026	14,494	$3.70	3.55	$3,050

Vested and exercisable as of June 30, 2026	14,093	$3.74	3.55	$3,050

No options were granted during the three and six months ended June 30, 2026 and 2025.

The total fair value of options vested during the three months ended June 30, 2026 and 2025 was $0.2 million and $0.4 million, respectively. The total fair value of options vested during the six months ended June 30, 2026 and 2025 was $0.4 million and $1.1 million, respectively.

There were no options exercised for the three months ended June 30, 2026. The aggregate intrinsic value of options exercised was $0.3 million for the three months ended June 30, 2025 and the aggregate intrinsic value of options exercised was immaterial and $0.9 million for the six months ended June 30, 2026 and 2025.

As of June 30, 2026, the total unrecognized stock-based compensation expense for stock options was approximately $0.4 million, which is expected to be recognized over a weighted average period of 0.5 years.
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted average grant date fair value per share
	(In thousands)
Balance as of December 31, 2025	12,739	$2.84
Granted	6,334	$1.74
Vested	(3,879)	$2.34
Forfeited	(826)	$2.58
Balance as of June 30, 2026	14,368	$2.51
As of June 30, 2026, there was $31.7 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.3 years. RSUs granted under the 2021 Plan generally vest quarterly over a period of two to four years from the grant date.

The total fair value of RSUs vested during the three months ended June 30, 2026 and 2025 was $4.6 million each. The total fair value of RSUs vested during the six months ended June 30, 2026 and 2025 was $9.1 million and $8.3 million, respectively.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Performance Stock Units
A summary of the Company’s PSU activity and related information is as follows:

	Number of PSUs	Weighted average grant date fair value per share
	(In thousands)
Balance as of December 31, 2025	7,260	$2.06
Granted	992	$0.45
Canceled and forfeited	(625)	$0.64
Balance as of June 30, 2026	7,627	$1.97
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

The total stock-based compensation expense recognized for PSUs for the three months ended June 30, 2026 and 2025 was $1.5 million and $3.1 million, respectively. The total stock-based compensation expense recognized for PSUs for the six months ended June 30, 2026 and 2025 was $2.9 million and $4.1 million, respectively.

The total unrecognized compensation expense related to outstanding PSUs was $3.1 million as of June 30, 2026, which will be recognized over an estimated weighted average remaining period of 1.4 years.
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

The total stock-based compensation expense recognized for this award for the three months ended June 30, 2026 and 2025 was $0.6 million and $0.9 million, respectively. The total stock-based compensation expense recognized for this award for the six months ended June 30, 2026 and 2025 was $1.1 million and $2.3 million, respectively.

The total unrecognized compensation expense related to the award was $3.7 million as of June 30, 2026, which will be recognized over an estimated weighted average remaining period of 2.2 years.
Stock-Based Compensation Expense
The Company’s stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Cost of revenue	$146	$116	$268	$286
Research and development(1)	1,496	1,272	3,157	2,956
Sales and marketing	794	618	1,076	1,338
General and administrative	4,542	5,576	9,257	9,098
Total	$6,978	$7,582	$13,758	$13,678
____________
(1) Net of $0.1 million and $0.2 million of additions to capitalized internal-use software for the three and six months ended June 30, 2026 and $1.1 million and $2.3 million for the three and six months ended June 30, 2025.
11. Restructuring
Workforce Reduction Plans
In 2025, the Company executed a workforce reduction plan (the “2025 Plan”), resulting in the elimination of 24 positions. The execution of the 2025 Plan was finalized in the fourth quarter of 2025. In February 2026, the Company implemented a new reduction plan (the “2026 Plan”), resulting in the elimination of 12 positions. The execution of the 2026 Plan was completed in the second quarter of 2026.

The Company executed these actions as part of its broader efforts to improve cost efficiency and better align its operating structure with its strategic objectives, focusing on streamlining operations and automation initiatives.

The restructuring charges attributable to the workforce reduction plans were immaterial for the three months ended June 30, 2026 and 2025, and $0.7 million for each of the six months ended June 30, 2026 and 2025, respectively. The restructuring charges for workforce reduction plans consisted primarily of cash expenditures for compensation, severance, and transition payments, employee benefits, payroll taxes and related facilitation costs.

The component classified as discontinued operations incurred no restructuring costs in 2026 and $0.5 million and $1.2 million for the three and six months ended June 30, 2025, respectively.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The reconciliation of the restructuring liability balances is as follows:

(In thousands)
Restructuring liability as of December 31, 2024	$75
2025 Plan charge	871
Settlements	(934)
Restructuring liability as of December 31, 2025	$12
2026 Plan charge	666
Settlements	(678)
Restructuring liability as of June 30, 2026	$—
12. Income Taxes
The provision for income taxes was immaterial for the three and six months ended June 30, 2026 and 2025. The effective tax rate for the three months ended June 30, 2026 and 2025 was (8.7)% and (1.1)%, respectively, and for the six months ended June 30, 2026 and 2025 was (2.8)% and (0.7)%, respectively. The effective tax rates differ from the federal statutory rate primarily due to a valuation allowance on the Company’s deferred tax assets.

The Company reassessed the ability to realize deferred tax assets by considering the available positive and negative evidence. As of June 30, 2026, the Company concluded that its net deferred tax assets are not more-likely-than-not to be realized and maintained a full valuation allowance against such net deferred tax assets.

As of June 30, 2026, the Company filed tax returns in the U.S. federal and various state jurisdictions. Due to the Company’s U.S. net operating loss carryforwards, its income tax returns generally remain subject to examination by federal and most state tax authorities. Beginning in 2022, the Company’s subsidiary in India files income tax returns in India which are subject to examination by local tax authorities. This subsidiary is currently under examination by the tax authorities for the fiscal years ended March 31, 2023 and 2022.
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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,
	2026		2025
	Class A Common	Class B Common	Class A Common	Class B Common
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(1,787)	$(25)	$(3,794)	$(55)
Less: Accretion of Series A Preferred Stock to redemption value	(4,860)	(67)	(4,313)	(63)
Net loss attributable to Blend Labs, Inc. common stockholders from continuing operations	(6,647)	(92)	(8,107)	(118)

Net income (loss) attributable to Blend Labs, Inc. common stockholders from discontinued operations	325	4	(2,955)	(43)

Net loss attributable to Blend Labs, Inc. common stockholders	$(6,322)	$(88)	$(11,062)	$(161)

Denominator:
Weighted average common stock outstanding, basic and diluted	236,653	3,256	255,484	3,727
Net loss per share from continuing operations
Basic and diluted	$(0.03)	$(0.03)	$(0.03)	$(0.03)
Net income (loss) per share from discontinued operations
Basic and diluted	$0.00	$0.00	$(0.01)	$(0.01)
Net loss per share attributable to Blend Labs, Inc.:
Basic and diluted	$(0.03)	$(0.03)	$(0.04)	$(0.04)

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30,
	2026		2025
	Class A Common	Class B Common	Class A Common	Class B Common
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(7,181)	$(96)	$(10,591)	$(154)
Less: Accretion of Series A Preferred Stock to redemption value	(9,531)	(127)	(8,455)	(123)
Net loss attributable to Blend Labs, Inc. common stockholders from continuing operations	(16,712)	(223)	(19,046)	(277)

Net loss from discontinued operations	(2,225)	(30)	(5,718)	(83)
Less: Accretion of RNCI to redemption value from discontinued operations	—	—	(1,236)	(18)
Less: Net loss attributable to noncontrolling interest included in discontinued operations	—	—	179	3
Net loss attributable to Blend Labs, Inc. common stockholders from discontinued operations	(2,225)	(30)	(6,775)	(98)

Net loss attributable to Blend Labs, Inc. common stockholders	$(18,937)	$(253)	$(25,821)	$(375)

Denominator:
Weighted average common stock outstanding, basic and diluted	244,470	3,256	255,287	3,717
Net loss per share from continuing operations
Basic and diluted	$(0.07)	$(0.07)	$(0.07)	$(0.07)
Net loss per share from discontinued operations
Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Net loss per share attributable to Blend Labs, Inc.:
Basic and diluted	$(0.08)	$(0.08)	$(0.10)	$(0.10)

The following potential shares of common stock were excluded from the computation of diluted net earnings per share attributable to the Company for the periods presented because including them would have been antidilutive as the Company has reported net loss for each of the periods:

	As of June 30,
	2026	2025
	(In thousands)
Outstanding stock options	14,494	16,314
Non-plan Co-Founder and Head of Blend options	20,194	20,194
Unvested restricted stock units	14,368	11,456
Unvested performance stock awards(1)	7,627	8,435
Series G Warrant	598	598
Haveli Warrant	—	11,111
Series A redeemable convertible preferred stock	46,154	46,154
Total anti-dilutive securities	103,435	114,262
____________
(1) Performance conditions were not satisfied for the unvested performance stock awards as of June 30, 2026.

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

The CODM also reviews significant segment expenses for the single reportable segment. Significant segment expenses include cost of revenue, research and development expenses, sales and marketing expenses, and general and administrative expenses, all of which are presented in our unaudited condensed consolidated statements of operations and comprehensive income (loss). Other segment items include restructuring expenses, other income (expense), net, equity in losses of equity method investees, net of tax and income tax (expense) benefit, which are also presented in our unaudited condensed consolidated statements of operations and comprehensive income (loss).

The Company does not evaluate performance or allocate resources based on segment assets, and therefore, such information is not presented.

The Company’s reported measure of segment profit or loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Loss from continuing operations	$(1,812)	$(3,849)	$(7,277)	$(10,745)
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

The Company recognized a $2.1 million loss on the sale of title assets during the six months ended June 30, 2026. Cash proceeds of $1.0 million from the sale are included in net cash provided by investing activities - discontinued operations on the unaudited condensed consolidated statement of cash flows, and $0.4 million of remaining consideration is recorded as a receivable as of June 30, 2026, which was received subsequent to June 30, 2026. The total consideration under the agreement also includes variable consideration tied to the performance of the title business over the three year period following the closing date. The Company elected to account for this consideration as a gain contingency, with amounts recognized in earnings within discontinued operations as the contingency is resolved. For the three months ended June 30, 2026, the Company recognized $0.1 million in earnings related to the contingent consideration received based on volumes of transactions processed during the period.

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
Operating results from the disposal group for the three and six months ended June 30, 2026 and 2025 are reported as loss from discontinued operations, on the unaudited condensed consolidated statements of operations and comprehensive income (loss), as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenue	$—	$9,249	$4,465	$17,963
Cost of revenue	—	8,171	3,881	17,072
Operating expenses:
Sales and marketing	—	329	252	666
General and administrative	—	1,414	725	3,098
Impairment of intangible asset	—	2,000	—	2,000
Restructuring	—	483	—	1,155
Loss from operations	—	(3,148)	(393)	(6,028)
Other income (expense), net	—	150	269	227
Gain (loss) on sale of assets	329	—	(2,131)	—
Income (loss) before income taxes	329	(2,998)	(2,255)	(5,801)
Income tax benefit	—	—	—	—
Income (loss) from discontinued operations	$329	$(2,998)	$(2,255)	$(5,801)

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

The following tables present the effect of the revision adjustments on the previously reported unaudited condensed consolidated statement of operations and comprehensive income (loss) and unaudited condensed consolidated statement of cash flows for the three and six months ended June 30, 2025.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended June 30, 2025
	As Reported	Adjustments	As Revised
Revenue
Software platform	$29,391	$74	$29,465
Professional services	2,132	32	2,164
Total revenue	31,523	106	31,629
Cost of revenue
Software platform	6,505	55	6,560
Professional services	1,713	—	1,713
Total cost of revenue	8,218	55	8,273
Gross profit	23,305	51	23,356
Operating expenses:
Research and development	7,332	154	7,486
Sales and marketing	6,950	—	6,950
General and administrative	13,619	99	13,718
Restructuring	28	—	28
Total operating expenses	27,929	253	28,182
Loss from operations	(4,624)	(202)	(4,826)
Other income (expense), net	1,018	—	1,018
Loss before income taxes	(3,606)	(202)	(3,808)
Income tax expense	(41)	—	(41)
Loss from continuing operations	(3,647)	(202)	(3,849)
Loss from discontinued operations (Note 15)	(2,998)	—	(2,998)
Net loss	(6,645)	(202)	(6,847)
Less: Net loss attributable to noncontrolling interest included in discontinued operations	—	—	—
Net loss attributable to Blend Labs, Inc.	(6,645)	(202)	(6,847)
Less: Accretion of redeemable noncontrolling interest to redemption value from discontinued operations	—	—	—
Less: Accretion of Series A redeemable convertible preferred stock to redemption value	(4,376)	—	(4,376)
Net loss attributable to Blend Labs, Inc. common stockholders	$(11,021)	$(202)	$(11,223)

Net loss per share attributable to Blend Labs, Inc. common stockholders - basic and diluted:
Continuing operations	$(0.03)	$—	$(0.03)
Discontinued operations	$(0.01)	$—	$(0.01)
Weighted average shares used in calculating net loss per share:
Basic and diluted	259,211	—	259,211

Comprehensive loss:
Net loss	$(6,645)	$(202)	$(6,847)
Unrealized loss on marketable securities	(44)	—	(44)
Foreign currency translation loss	(7)	—	(7)
Comprehensive loss	(6,696)	(202)	(6,898)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—
Comprehensive loss attributable to Blend Labs, Inc.	$(6,696)	$(202)	$(6,898)

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six months ended June 30, 2025
	As Reported	Adjustments	As Revised
Revenue
Software platform	$53,651	$116	$53,767
Professional services	4,642	65	4,707
Total revenue	58,293	181	58,474
Cost of revenue
Software platform	12,369	88	12,457
Professional services	3,660	—	3,660
Total cost of revenue	16,029	88	16,117
Gross profit	42,264	93	42,357
Operating expenses:
Research and development	14,853	476	15,329
Sales and marketing	14,137	—	14,137
General and administrative	24,844	106	24,950
Restructuring	747	—	747
Total operating expenses	54,581	582	55,163
Loss from operations	(12,317)	(489)	(12,806)
Other income (expense), net	2,132	—	2,132
Loss before income taxes	(10,185)	(489)	(10,674)
Income tax expense	(71)	—	(71)
Loss from continuing operations	(10,256)	(489)	(10,745)
Loss from discontinued operations (Note 15)	(5,801)	—	(5,801)
Net loss	(16,057)	(489)	(16,546)
Less: Net loss attributable to noncontrolling interest included in discontinued operations	182	—	182
Net loss attributable to Blend Labs, Inc.	(15,875)	(489)	(16,364)
Less: Accretion of redeemable noncontrolling interest to redemption value from discontinued operations	(1,254)	—	(1,254)
Less: Accretion of Series A redeemable convertible preferred stock to redemption value	(8,578)	—	(8,578)
Net loss attributable to Blend Labs, Inc. common stockholders	$(25,707)	$(489)	$(26,196)

Net loss per share attributable to Blend Labs, Inc. common stockholders - basic and diluted:
Continuing operations	$(0.07)	$—	$(0.07)
Discontinued operations	$(0.03)	$—	$(0.03)
Weighted average shares used in calculating net income (loss) per share:
Basic and diluted	259,004	—	259,004

Comprehensive loss:
Net loss	$(16,057)	$(489)	$(16,546)
Unrealized loss on marketable securities	(38)	—	(38)
Foreign currency translation loss	(50)	—	(50)
Comprehensive loss	(16,145)	(489)	(16,634)
Less: Comprehensive loss attributable to noncontrolling interest	182	—	182
Comprehensive loss attributable to Blend Labs, Inc.	$(15,963)	$(489)	$(16,452)

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
Recent Developments
Industry Trends
The mortgage market is heavily influenced by government policies and overall economic conditions. The real estate environment, including interest rates and the general economic environment, typically impacts the demand for mortgage and mortgage related products. In the second quarter of 2026, we saw an increase in mortgage transactions on our software platform compared to the first quarter of 2026, which can be attributed primarily to seasonal trends within the purchase market.

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
Components of Results of Operations
Revenue
We generate revenue from fees paid by customers to access our software platform and complete transactions, such as a funded loan, new account opening, closing transaction, or API call. Transaction fees are assessed based on completed transactions and are determined by the number and type of software platform components that are needed to support each product offering. We do not charge for abandoned or rejected applications, even though they cause us to incur costs related to these applications. Arrangements with our customers do not provide the contractual right to take possession of our software at any point in time. Revenue is recognized when access to our platform is provisioned to our customers or as transactions are completed, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. We also generate revenue from providing access to Blend Builder, professional services related to the deployment of our platform, premier support services, and consulting services. We also earn revenue from third-party providers which integrate their marketplaces into our platform for services such as property and casualty insurance. We typically charge third-party providers a combination of fixed and variable license fees.

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

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Revenue
Software platform	$31,404	$29,465	$59,397	$53,767
Professional services	2,433	2,164	5,283	4,707
Total revenue	33,837	31,629	64,680	58,474
Cost of revenue(1)
Software platform	7,152	6,560	12,920	12,457
Professional services	1,800	1,713	3,510	3,660
Total cost of revenue	8,952	8,273	16,430	16,117
Gross profit	24,885	23,356	48,250	42,357
Operating expenses:
Research and development(1)	8,683	7,486	18,096	15,329
Sales and marketing(1)	6,740	6,950	12,938	14,137
General and administrative(1)	11,034	13,718	23,187	24,950
Restructuring	4	28	666	747
Total operating expenses	26,461	28,182	54,887	55,163
Loss from operations	(1,576)	(4,826)	(6,637)	(12,806)
Other income (expense), net	221	1,018	261	2,132
Loss before income taxes	(1,355)	(3,808)	(6,376)	(10,674)
Income tax expense	(119)	(41)	(182)	(71)
Loss before equity in losses of equity method investee	(1,474)	(3,849)	(6,558)	(10,745)
Equity in losses of equity method investees, net of tax	(338)	—	(719)	—
Loss from continuing operations	(1,812)	(3,849)	(7,277)	(10,745)
Income (loss) from discontinued operations	329	(2,998)	(2,255)	(5,801)
Net loss	$(1,483)	$(6,847)	$(9,532)	$(16,546)

(1)Includes stock-based compensation as follows:	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Cost of revenue	$146	$116	$268	$286
Research and development(2)	1,496	1,272	3,157	2,956
Sales and marketing	794	618	1,076	1,338
General and administrative	4,542	5,576	9,257	9,098
Total stock-based compensation	$6,978	$7,582	$13,758	$13,678
____________
(2) Net of $0.1 million and $0.2 million of additions to capitalized internal-use software for the three and six months ended June 30, 2026, and $1.1 million and $2.3 million for the three and six months ended June 30, 2025, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(as a % of revenue)*
Revenue
Software platform	93%	93%	92%	92%
Professional services	7	7	8	8
Total revenue	100	100	100	100
Cost of revenue
Software platform	21	21	20	21
Professional services	5	5	5	6
Total cost of revenue	26	26	25	27
Gross margin	74	74	75	73
Operating expenses:
Research and development	26	24	28	26
Sales and marketing	20	22	20	24
General and administrative	33	43	36	43
Restructuring	—	—	1	1
Total operating expenses	79	89	85	94
Loss from operations	(5)	(15)	(10)	(21)
Other income (expense), net	1	3	—	4
Loss before income taxes	(4)	(12)	(10)	(17)
Income tax expense	—	—	—	—
Loss before equity in losses of equity method investee	(4)	(12)	(10)	(17)
Equity in losses of equity method investees, net of tax	(1)	—	(1)	—
Loss from continuing operations	(5)	(12)	(11)	(17)
Income (loss) from discontinued operations	1	(10)	(3)	(10)
Net loss	(4)%	(22)%	(15)%	(27)%
____________
*Certain percentages may not foot due to rounding.
Comparison of the Three Months Ended June 30, 2026 and 2025
Revenue and Cost of Revenue

	Three Months Ended June 30,
	2026		2025		$ Change	% Change
	(In thousands)
Revenue:
Mortgage Suite	$19,240		$17,987		$1,253	7%
Consumer Banking Suite	12,164		11,478		686	6%
Professional Services	2,433		2,164		269	12%
Total revenue	33,837		31,629		2,208	7%
Cost of revenue:	8,952		8,273		679	8%
Gross profit and gross margin:	$24,885	74%	$23,356	74%	$1,529	7%
Total revenue increased by $2.2 million, or 7%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
•Mortgage Suite revenue increased by $1.3 million, or 7%, primarily due to an increase in overall mortgage market originations year-over-year and new customer deployments; partially offset by customer churn and the transition to a partnership model for verification of income.
•Consumer Banking Suite revenue increased by $0.7 million, or 6%, primarily due to deployments of several large customers, partially offset by customer churn and the transition to a partnership model for verification of income.

•Professional Services revenue increased by $0.3 million, or 12%, primarily due to an increase in consulting services and an increase in professional services associated with the support of our platform.
Cost of revenue increased by $0.7 million, or 8%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to increased costs incurred to support revenue growth.

Gross profit increased by $1.5 million, or 7%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 due to the increase in revenue. Gross margin remained relatively consistent at 74% for the three months ended June 30, 2026 compared to 74% for the three months ended June 30, 2025.
Operating Expenses

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$8,683	$7,486	$1,197	16%
Sales and marketing	6,740	6,950	(210)	(3%)
General and administrative	11,034	13,718	(2,684)	(20%)
Restructuring	4	28	(24)	(86%)
Total operating expenses	$26,461	$28,182	$(1,721)	(6%)
Research and Development
Research and development expenses increased by $1.2 million, or 16%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to a $3.5 million decrease in the capitalization of internal-use software development costs, and a $0.3 million increase in software and hosting costs, offset by a $1.7 million decrease in personnel related expenses and a $0.8 million decrease in stock-based compensation expense attributable to a decrease in headcount, in each case, related to our restructuring actions.
Sales and Marketing
Sales and marketing expenses decreased by $0.2 million, or 3%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily due to a $0.2 million decrease in professional and outside services costs and a $0.2 million decrease in trade shows and conferences costs, offset by a $0.2 million increase in travel and entertainment expenses.
General and Administrative
General and administrative expenses decreased by $2.7 million, or 20%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily due to a $1.0 million decrease in stock-based compensation expense, a $0.7 million decrease in facilities costs, a $0.5 million decrease in personnel related expenses attributable to a decrease in headcount, in each case, related to our restructuring actions, a $0.2 million decrease in new business initiative expenses, and a $0.2 million decrease in professional and outside services costs.
Restructuring
Restructuring expense was immaterial for three months ended June 30, 2026 and 2025.

Other Income (Expense), net

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(In thousands)
Other income (expense), net	$221	$1,018	$(797)	(78%)
Other income (expense), net decreased by $0.8 million, or 78%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily due to a $0.5 million decrease in interest income on our investment portfolio due to a smaller invested cash balance and a $0.2 million increase in commission expenses related to our share repurchases.
Income Tax Expense

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(In thousands)
Income tax expense	$(119)	$(41)	$(78)	190%
The increase in income tax expense for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was immaterial.
Comparison of the Six Months Ended June 30, 2026 and 2025
Revenue and Cost of Revenue

	Six Months Ended June 30,
	2026		2025		$ Change	% Change
	(In thousands)
Revenue:
Mortgage Suite	$36,472		$32,645		$3,827	12%
Consumer Banking Suite	22,925		21,122		1,803	9%
Professional Services	5,283		4,707		576	12%
Total revenue	64,680		58,474		6,206	11%
Cost of revenue:	16,430		16,117		313	2%
Gross profit and gross margin:	$48,250	75%	$42,357	72%	$5,893	14%
Total revenue increased by $6.2 million, or 11%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
•Mortgage Suite revenue increased by $3.8 million, or 12%, primarily due to an increase in overall mortgage market originations year-over-year, new customer deployments; partially offset by customer churn and the transition to a partnership model for verification of income.
•Consumer Banking Suite revenue increased by $1.8 million, or 9%, primarily due to deployments of several large customers, partially offset by customer churn and the transition to a partnership model for verification of income.
•Professional Services revenue increased by $0.6 million, or 12%, primarily due to an increase in services associated with the support of our platform.
Cost of revenue increased by $0.3 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to increased usage costs commensurate with the growth in our revenue, partially offset by savings from our transition to a partnership model for verification of income and a favorable non-recurring benefit recognized in 2026.

Gross profit increased by $5.9 million, or 14%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Gross margin was 75% for the six months ended June 30, 2026 compared to 72% for the six months ended June 30, 2025. The increase in gross margin was primarily due to our transition to a lower-cost partnership model for verification of income services, as well as a one-time benefit recognized in cost of revenue during 2026.

Operating Expenses

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$18,096	$15,329	$2,767	18%
Sales and marketing	12,938	14,137	(1,199)	(8%)
General and administrative	23,187	24,950	(1,763)	(7%)
Restructuring	666	747	(81)	(11%)
Total operating expenses	$54,887	$55,163	$(276)	(1%)
Research and Development
Research and development expenses increased by $2.8 million, or 18%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to a $7.7 million decrease in the capitalization of internal-use software development costs and a $0.9 million increase in software and hosting costs, offset by a $3.5 million decrease in personnel related expenses and a $1.8 million decrease in stock-based compensation expense and a $0.3 million decrease in facilities related expenses, each attributable to a decrease in headcount related to our restructuring actions.
Sales and Marketing
Sales and marketing expenses decreased by $1.2 million, or 8%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily due to $0.5 million decrease in personnel related expenses attributable to a decrease in headcount and a $0.4 million decrease in facilities related expenses, each related to our restructuring actions, and a $0.5 million decrease in professional and outside services costs, offset by a $0.2 million increase in travel and entertainment expenses.
General and Administrative
General and administrative expenses decreased by $1.8 million, or 7%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily due to a $0.7 million decrease in personnel and related expenses attributable to a decrease in headcount related to our restructuring actions, a $0.7 million decrease in facilities related expenses and a $0.5 million decrease in business taxes, both due to an abandoned lease related to our restructuring actions.
Restructuring
Restructuring expenses were materially consistent across the six months ended June 30, 2026 and the six months ended June 30, 2025, as the smaller headcount impact of the 2026 workforce reduction plan was offset by higher severance costs driven by differences in the composition of the impacted workforce. The costs related to each workforce reduction plan included cash expenditures for compensation and severance payments, employee benefits, payroll taxes and related facilitation costs.
Other Income (Expense), net

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(In thousands)
Other income (expense), net	$261	$2,132	$(1,871)	(88%)
Other income (expense), net decreased by $1.9 million, or 88%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily driven by a $1.0 million reduction in interest income on our investment portfolio, reflecting a smaller invested cash balance and a change in investment mix compared to 2025, a $0.3 million unfavorable change in foreign currency remeasurement on intercompany balances with our Indian subsidiary, and a $0.4 million increase in commission expenses related to our share repurchases.

Income Tax Expense

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(In thousands)
Income tax expense	$(182)	$(71)	$(111)	156%
The increase in income tax expense for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 is attributable to an increase in business operations in India.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through proceeds from the issuance of our stock and warrants and cash generated from the sale of our product offerings, as well as debt financing. As of June 30, 2026, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $44.9 million. Cash and cash equivalents are comprised of bank deposits and money market funds. Marketable securities are comprised of U.S. treasury and agency securities. Most of our cash and cash equivalents are held in the United States.

Although we generated positive cash flow from operations for the six months ended June 30, 2026, we have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $1,401.3 million as of June 30, 2026. We may incur operating losses in the future due to the investments that we intend to make in our business and pressures on revenue growth due to the recent macroeconomic environment, and as a result, we may require additional capital resources to grow our business.
Share Repurchase Program
On March 10, 2026, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock, in an aggregate amount up to $50.0 million. Our prior share repurchase program was fully completed during the year ended December 31, 2025. Repurchases may be made at our discretion from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our Class A common stock under this authorization. The share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. During the three and six months ended June 30, 2026, we repurchased and retired 12,177,584 and 22,218,943 shares of our Class A common stock for $20.2 million and $36.8 million, respectively. The Company had $13.2 million available to repurchase shares of Class A common stock under its share repurchase program as of June 30, 2026. Refer to Note 9, Stockholders’ Equity, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Net cash provided by operating activities - continuing operations	$16,200	$14,385
Net cash provided by (used in) investing activities - continuing operations	1,092	(7,075)
Net cash used in financing activities - continuing operations	(39,209)	(8,827)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(24)	—
Net decrease in cash, cash equivalents, and restricted cash - continuing operations	(21,941)	(1,517)
Net increase (decrease) in cash, cash equivalents, and restricted cash - discontinued operations	189	(891)
Net decrease in cash, cash equivalents, and restricted cash	$(21,752)	$(2,408)
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

Net cash provided by operating activities for the six months ended June 30, 2026 and 2025 was $16.2 million and $14.4 million, respectively. The change in cash from operations reflects our net loss adjusted for noncash items, such as stock-based compensation, depreciation and amortization, amortization of deferred contract costs, amortization of operating lease right-of-use assets, equity in losses of equity method investees, as well as changes in operating assets and liabilities. Fluctuations in operating assets and liabilities are affected primarily by changes in trade and other receivables, prepaid expenses and other current assets, deferred contract costs, accrued compensation, deferred revenue, accounts payable and other liabilities.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities during the six months ended June 30, 2026 was $1.1 million, which was primarily due to the maturities of marketable securities of $8.0 million, offset by $5.0 million used in the purchase of marketable securities and $1.9 million in additions to property and equipment, primarily related to capitalized internal-use software development costs.

Net cash used in investing activities during the six months ended June 30, 2025 was $7.1 million, which was primarily due to maturities of marketable securities of $27.7 million and sales of marketable securities of $0.9 million, offset by $23.7 million used in the purchase of marketable securities, $7.9 million in additions to property and equipment related to capitalized internal-use software development costs and $4.0 million investment in non-marketable equity securities.
Cash Used in Financing Activities
Net cash used in financing activities for the six months ended June 30, 2026 was $39.2 million, primarily consisting of $37.2 million related to share repurchases and $2.1 million of taxes paid related to net share settlement of equity awards, offset by $0.1 million proceeds from the exercises of stock options.

Net cash used in financing activities for the six months ended June 30, 2025 was $8.8 million, which was primarily due to $5.5 million of taxes paid related to net share settlement of equity awards and $4.1 million related to share repurchases, offset by $0.8 million proceeds from the exercises of stock options.
Contingent Obligations
As of June 30, 2026, we did not have relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
We had cash and cash equivalents of $23.3 million and marketable securities and other investments of $21.6 million as of June 30, 2026, which consisted of bank deposits, money market funds, and U.S. treasury and agency securities. The cash and cash equivalents are held primarily for working capital purposes. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points change in interest rates during any of the periods presented would not have had a material impact on our investments.
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

Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2026 because of the material weaknesses in our internal control over financial reporting described below.
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
Remediation Plan for Material Weaknesses
With the oversight of the Audit Committee, we have developed a remediation plan to address the material weaknesses described above. The remediation measures we have taken to date include:

•Designing and implementing new manual and automated controls and enhancing existing controls to ensure (i) the accuracy and occurrence of transaction quantity used to record revenue, including the completeness and accuracy of data flows and automated data transformations of the quantity information; (ii) the accuracy of the transaction price used to record revenue; and (iii) the accuracy of customer order information used to record revenue; and

•Designing and implementing new and enhancing existing IT general controls over financially relevant systems used in the collection, transferring and processing of data used in the billing and revenue reporting process.
We believe our remediation plan will be sufficient to remediate the material weaknesses. However, the material weaknesses will not be considered remediated until management has fully completed the design and implementation of the remediation actions and the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are effective. As we test our internal controls over financial reporting, we may determine that additional measures or modifications to the remediation plan are necessary or appropriate.
Changes in Internal Control over Financial Reporting
Except for the ongoing remediation efforts described above in the “Remediation Plan for Material Weaknesses” section, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Increasing interest rates have adversely impacted the spending levels of consumers and their ability and willingness to borrow money. In most cases, higher interest rates have led to higher loan rates charged to consumers, which has adversely affected the ability of our customers to generate volume and in turn, the number of transactions enabled through our platform and thus our ability to generate revenue from such transactions. As a result of high and variable interest rates in recent periods, consumers and financial services firms were less inclined to borrow money for mortgages, and to refinance existing mortgages, which resulted in less engagement with our platform and/or our services. While, more recently, the Federal Reserve has lowered the federal funds rate significantly, any further actions by the Federal Reserve or consumers are speculative and difficult to predict with certainty. Further notwithstanding any improvement in interest rates, we have experienced in the past, and may continue to experience in the future, a reduction in the volume of transactions enabled through our platform. In addition, while we have cut expenses to align our business to the operating environment and as we continue to evaluate our expense base going forward, revenue generated from such transactions may decline faster than our ability to reduce expenses, and such declines have and may continue to adversely affect our business, financial condition, and results of operations.
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
Historically, we have incurred net losses, and we may not be able to achieve or maintain profitability in the future. As of June 30, 2026, we had an accumulated deficit of $1,401.3 million. We expect to incur significant costs and invest significant additional funds towards sustaining and growing our business and operating as a public company. Further, we have expended and expect to continue to expend substantial financial and other resources on product development, including investments in our product, engineering, and design teams and the development of new products and new functionality for our existing products and our platform; our technology infrastructure, including systems architecture, management tools, scalability, availability, performance, and security, as well as disaster recovery measures; our sales, marketing, and customer success organizations; acquisitions or strategic investments; and general administration, including legal and accounting expenses. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. In addition, there can be no assurance that we will be able to achieve our projected cost savings in connection with any of our previously announced workforce reductions. In the past, we have also incurred impairment charges that have adversely impacted our U.S. GAAP financial results. In addition, failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flows on a consistent basis. In light of increasing interest rates and other factors, the volume of transactions enabled through our platform and, as a result, revenue generated from such transactions, may decline faster than our ability to reduce expenses. Additionally, in an inflationary environment, our costs may increase, and we may not be able to increase the pricing of our products accordingly, which could adversely impact our financial performance. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
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
The market in which we operate is intensely competitive, dependent on continued acceleration in digital technology, and characterized by shifting user preferences, fragmentation, and frequent introductions of new services and offerings. The primary competitors for our software platform include point solution vendors, providers of back office software with proprietary digital capabilities, and systems developed internally at financial services firms. Our current and future competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, greater category share in certain markets, market-specific knowledge, established relationships with financial services firms, including those with larger market share than our customers, and larger existing user bases in certain markets, more successful marketing capabilities, and substantially greater financial, technical, and other resources than we have. Greater financial resources and product development capabilities, particularly in a fluctuating macroeconomic environment, may allow these competitors to respond more quickly to new or emerging technologies and changes in financial services firm preferences that may render our platform less attractive or obsolete. Our competitors may also make acquisitions or establish cooperative or other strategic relationships among themselves or with others, introduce new offerings with competitive price and performance characteristics or undertake more aggressive marketing campaigns than ours. Additionally, many of our competitors are well capitalized and offer discounted services, lower pricing, incentives, discounts and promotions, and innovative platforms and offerings, which may be more attractive than those that we offer. Further, our customers may decide to develop their own solutions that compete with ours.

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
In connection with our assessment of the internal control over financial reporting for the year ended December 31, 2025, we identified two material weaknesses in our internal controls over financial reporting related to (i) controls over revenue recognition and (ii) information technology (“IT”) general controls for certain information systems that support our revenue process that are relevant to the preparation of our financial statements and the effectiveness of IT-dependent controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. With the oversight of our audit committee, we have developed a remediation plan to address these material weaknesses. The remediation measures taken to date include: (i) designing and implementing new manual and automated controls and enhancing existing controls to ensure (a) the accuracy and occurrence of transaction quantity used to record revenue, including the completeness and accuracy of data flows and automated data transformations of the quantity information, (b) the accuracy of the transaction price used to record revenue, and (c) the accuracy of customer order information used to record revenue; and (ii) designing and implementing new and enhancing existing IT general controls over financially relevant systems used in the collection, transferring and processing of data used in the billing and revenue reporting process. Although we believe our remediation plan will be sufficient to remediate the material weaknesses, there can be no assurance that the material weaknesses will be remediated on a timely basis or at all, or that additional material weaknesses will not be identified in the future. Furthermore, as we test our internal controls over financial reporting, we may determine that additional measures or modifications to the remediation plan are necessary or appropriate. If we are unable to remediate the material weaknesses, or if we experience additional material weaknesses, our ability to record, process, and report financial information accurately, and to prepare financial statements within the time periods specified by the rules of the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of our Class A common stock.
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
We currently host our platform and support our operations using data centers provided by Amazon Web Services (“AWS”), a third-party provider of cloud infrastructure services. We have a three-year agreement with AWS, expiring on June 30, 2029, that may only be terminated by us or AWS for cause upon a material breach of the agreement, subject to the terminating party providing prior written notice and a 30-day cure period. We do not have control over the operations of the facilities of AWS that we use. AWS’ facilities are vulnerable to damage or interruption from natural disasters, cyberattacks, terrorist attacks, power outages, infrastructure changes, human error, disruptions in telecommunications services, fraud, military or political conflicts, computer viruses, ransomware, malware, and similar events or acts of misconduct. Our platform’s continuing and uninterrupted performance is critical to our success. We have experienced, and expect that in the future we will experience interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. In addition, any changes in AWS’ service levels may adversely affect our ability to meet the requirements of users on our platform. Since our platform’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our platform. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand and the usage of our platform increases. Any negative publicity arising from these disruptions and any of the above circumstances or events may harm our reputation and brand, reduce the availability or usage of our platform, lead to a significant short-term loss of revenue, increase our costs, and impair our ability to attract new users, any of which could adversely affect our business, financial condition, and results of operations.
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

We have registered the term “Blend” in the United States, Canada, the United Kingdom, and the European Union, and as of June 30, 2026, we had pending trademark applications in the United States. Additionally, we have registered domain names that we use in, or are related to, our business, most importantly blend.com. Competitors have and may continue to adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. As of June 30, 2026, we had one issued patent in the United States. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Further, we may not timely or successfully apply for a patent or register our trademarks or otherwise secure our intellectual property. Our efforts to protect, maintain, or enforce our proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could adversely affect our business, financial condition, and results of operations.
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
Our Class A common stock has one vote per share, our Class B common stock has 40 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of June 30, 2026, Nima Ghamsari, Head of Blend, Co-Founder, and Chair of our board of directors, beneficially owns all of the issued and outstanding shares of our Class B common stock. As of June 30, 2026, the shares beneficially owned by Mr. Ghamsari represented approximately 31% of the total voting power of our outstanding capital stock, which voting power may increase over time as Mr. Ghamsari exercises equity awards and exchanges them for our Class B common stock under the Equity Exchange Agreement. If all such equity awards held by Mr. Ghamsari (including the Co-Founder and Head of Blend Long-Term Performance Award) had been exercised for cash as of June 30, 2026, Mr. Ghamsari would hold approximately 82% of the voting power of our outstanding capital stock. As a result, for the foreseeable future, Mr. Ghamsari will be able to significantly influence matters requiring approval by our stockholders, including the election of members of our board of directors, the adoption of amendments to our Amended and Restated

Certificate of Incorporation and amended and restated bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Mr. Ghamsari may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interest. The concentration of control will limit or preclude your ability to influence corporate matters for the foreseeable future and could have the effect of delaying, preventing, or deterring a change in control of our company, could deprive you and other holders of Class A common stock of an opportunity to receive a premium for your Class A common stock as part of a sale of our company and could negatively affect the market price of our Class A common stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

No shares of our Class C common stock, which entitle the holder to zero votes per share (except as otherwise required by law), were issued and outstanding as of June 30, 2026 and we have no current plans to issue shares of Class C common stock. These shares will be available to be used in the future to further strategic initiatives, such as financings or acquisitions, or issue future equity awards to our service providers. Over time the issuance of shares of Class A common stock will result in voting dilution to all of our stockholders and this dilution could eventually result in Mr. Ghamsari and his affiliates holding a lower percentage of our total outstanding voting power. Because the shares of Class C common stock have no voting rights (except as required by law), the issuance of such shares will not result in further voting dilution, which would prolong the significant voting influence of Mr. Ghamsari. Further, the issuance of such shares of Class C common stock to Mr. Ghamsari would also delay the final conversion of all of our outstanding Class B common stock because shares of Class C common stock issued to Mr. Ghamsari would be counted when determining whether the 35% Ownership Threshold has been met. As a result, the issuance of shares of Class C common stock could prolong the duration of Mr. Ghamsari’s significant influence on the election of our directors and outcome of most matters submitted to a vote of our stockholders. In addition, we could issue shares of Class C common stock to Mr. Ghamsari and, in that event, he would be able to sell such shares of Class C common stock and achieve liquidity in his holdings without diminishing his voting control. Sales of significant amounts of stock by Mr. Ghamsari or changes in our capital structure, including as a result of the Final Conversion Date, could result in a change of control or cause volatility in our stock price and uncertainty. Any future issuances of shares of Class C common stock will not be subject to approval by our stockholders except as required by the listing standards of the New York Stock Exchange.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the share repurchase activity for the three months ended June 30, 2026:

Period	Total Number of Shares Purchased (in thousands)(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
April 1-30	5,178	$1.81	5,178	$24.0
May 1-31	4,948	$1.48	4,948	$16.6
June 1-30	2,052	$1.68	2,052	$13.2
Total	12,178	—	12,178	$13.2
(1) On March 10, 2026, our board of directors authorized the repurchase of up to $50.0 million of our Class A common stock. As of June 30, 2026, 22,218,943 shares were repurchased under the program. Refer to Note 9, Stockholders’ Equity, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
Except as described below, during the three months ended June 30, 2026, none of our officers or directors, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or any “non Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

On June 3, 2026, Timothy Mayopoulos, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 3,303,610 shares of our Class A common stock, with the exact number of shares to be sold pursuant to Mr. Mayopoulos’s trading arrangement to be determined based on market prices of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c). The duration of the trading arrangement is until February 26, 2027, or earlier if all transactions under the trading arrangement are completed.

On June 12, 2026, Srinivasan Venkatramani, our Head of Product, Technology and Customer Operations, terminated his Rule 10b5-1 trading arrangement previously entered into on March 18, 2026. The terminated trading arrangement provided for the sale from time to time of an aggregate of up to 477,653 shares of our Class A common stock, with the exact number of shares to be sold pursuant to Mr. Venkatramani’s trading arrangement to (i) be determined based on market prices of our Class A common stock and (ii) be less any shares to be withheld and/or sold to satisfy applicable tax withholdings. Additionally, this trading arrangement included performance stock units (“PSUs”). The actual number of PSUs that would vest, if any, depended on Mr. Venkatramani’s continued service and satisfaction of certain market-based performance targets related to the Company’s stock price hurdles. The market-based performance targets related to the Company’s stock price hurdles had not yet been satisfied. The terminated trading arrangement was intended to satisfy the affirmative defense of Rule 10b5-1(c) and was set to expire on May 19, 2027, or earlier if all transactions under the trading arrangement were completed.

On June 12, 2026, Mr. Venkatramani adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 205,803 shares of our Class A common stock, with the exact number of shares to be sold pursuant to Mr. Venkatramani’s trading arrangement to (i) be determined based on market prices of our Class A common stock and (ii) be less any shares to be withheld and/or sold to satisfy applicable tax withholdings. Additionally, this trading arrangement includes performance stock units (“PSUs”). The actual number of PSUs that vest, if any, depends on Mr. Venkatramani’s continued service and satisfaction of certain market-based performance targets related to the Company’s stock price hurdles. The market-based performance targets related to the Company’s stock price hurdles have not yet been satisfied. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c). The duration of the trading arrangement is until February 24, 2027, or earlier if all transactions under the trading arrangement are completed.

On June 15, 2026, Nima Ghamsari, Head of Blend, entered into a Rule 10b5-1 trading arrangement that provides for the sale from time to time of shares of our Class A common stock, intended to generate an aggregate of approximately a maximum dollar amount of $650,000, with the exact number of shares to be sold pursuant to Mr. Ghamsari’s trading arrangement to be determined based on market prices of our Class A common stock. The trading arrangement will expire on March 31, 2027, subject to early termination for certain specified events as set forth in the plan, and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Redeemable Noncontrolling Interest, Series A Redeemable Interest, Convertible Preferred Stock and Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

BLEND LABS, INC.

Date:	August 6, 2026	By:	/s/ Nima Ghamsari
Nima Ghamsari
Head of Blend and Co-Founder
(Principal Executive Officer)

Date:	August 6, 2026	By:	/s/ Jason Ream
Jason Ream
Head of Finance
(Principal Financial Officer)