Form 10-Q
period 2026-09-30
Blend Labs, Inc.
filed 2026-11-05
CIK 1855747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 30, 2026, there were 235,014,095 shares of the registrant's Class A common stock outstanding, 3,256,385 shares of the registrant's Class B common stock outstanding, and no shares of the registrant's Class C common stock outstanding.

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
4

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blend Labs, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$20,675	$45,061
Marketable securities and other investments	23,483	24,739
Trade and other receivables, net of allowance for credit losses of $89 and $112, respectively	10,566	8,786
Prepaid expenses and other current assets	21,397	17,257
Current assets held for sale from discontinued operations	—	3,958
Total current assets	76,121	99,801
Property and equipment, net	21,312	22,997
Operating lease right-of-use assets	1,828	1,394
Deferred contract costs	4,078	3,425
Other non-current assets	40,475	41,425
Non-current assets held for sale from discontinued operations	—	1,003
Total assets	$143,814	$170,045
Liabilities, redeemable equity and stockholders’ equity
Current liabilities:
Accounts payable	$1,261	$1,858
Deferred revenue	27,131	19,385
Accrued compensation	5,559	4,560
Other current liabilities	10,259	11,523
Current liabilities held for sale from discontinued operations	—	2,128
Total current liabilities	44,210	39,454
Other non-current liabilities	1,896	1,569
Total liabilities	46,106	41,023
Commitments and contingencies (Note 7)
Series A redeemable convertible preferred stock, par value $0.00001 per share: 200,000 shares authorized as of September 30, 2026 and December 31, 2025, 150 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively (Note 8)	174,284	159,495
Stockholders’ equity:
Class A, Class B and Class C Common Stock, par value $0.00001 per share: 3,000,000 (Class A 1,800,000, Class B 600,000, Class C 600,000) shares authorized as of September 30, 2026 and December 31, 2025; 238,270 (Class A 235,014, Class B 3,256, Class C 0) and 256,043 (Class A 252,787, Class B 3,256, Class C 0) shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	1,326,044	1,360,704
Accumulated other comprehensive income	632	597
Accumulated deficit	(1,403,254)	(1,391,776)
Total stockholders’ equity	(76,576)	(30,473)
Total liabilities, redeemable equity and stockholders’ equity	$143,814	$170,045
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Software platform	$30,593	$30,362	$89,990	$84,129
Professional services	2,317	2,333	7,600	7,040
Total revenue	32,910	32,695	97,590	91,169
Cost of revenue
Software platform	7,300	6,637	20,220	19,094
Professional services	1,852	1,780	5,362	5,440
Total cost of revenue	9,152	8,417	25,582	24,534
Gross profit	23,758	24,278	72,008	66,635
Operating expenses:
Research and development	8,423	8,705	26,519	24,034
Sales and marketing	8,196	7,873	21,134	22,010
General and administrative	9,785	12,954	32,972	37,904
Restructuring	—	93	666	840
Total operating expenses	26,404	29,625	81,291	84,788
Loss from operations	(2,646)	(5,347)	(9,283)	(18,153)
Other income (expense), net	319	17,348	580	19,480
Income (loss) before income taxes	(2,327)	12,001	(8,703)	1,327
Income tax expense	(109)	(27)	(291)	(98)
Income (loss) before equity in losses of equity method investees	(2,436)	11,974	(8,994)	1,229
Equity in losses of equity method investees, net of tax	—	—	(719)	—
Income (loss) from continuing operations	(2,436)	11,974	(9,713)	1,229
Income (loss) from discontinued operations (Note 15)	490	122	(1,765)	(5,679)
Net income (loss)	(1,946)	12,096	(11,478)	(4,450)
Less: Net loss attributable to noncontrolling interest included in discontinued operations	—	—	—	182
Net income (loss) attributable to Blend Labs, Inc.	(1,946)	12,096	(11,478)	(4,268)
Less: Accretion of redeemable noncontrolling interest to redemption value from discontinued operations	—	—	—	(1,254)
Less: Accretion of Series A redeemable convertible preferred stock to redemption value	(5,131)	(4,558)	(14,789)	(13,136)
Net income (loss) attributable to Blend Labs, Inc. common stockholders	$(7,077)	$7,538	$(26,267)	$(18,658)

Net income (loss) per share attributable to Blend Labs, Inc. common stockholders:
Basic:
Continuing operations	$(0.03)	$0.02	$(0.10)	$(0.04)
Discontinued operations	$—	$—	$(0.01)	$(0.03)
Net income (loss) per share attributable to Blend Labs, Inc. common stockholders	$(0.03)	$0.02	$(0.11)	$(0.07)
Diluted:
Continuing operations	$(0.03)	$0.02	$(0.10)	$(0.04)
Discontinued operations	$—	$—	$(0.01)	$(0.03)
Net income (loss) per share attributable to Blend Labs, Inc. common stockholders	$(0.03)	$0.02	$(0.11)	$(0.07)
Weighted average shares used in calculating net income (loss) per share:
Basic	237,331	259,631	244,223	259,228
Diluted	237,331	268,719	244,223	259,228
Comprehensive income (loss):
Net income (loss)	$(1,946)	$12,096	$(11,478)	$(4,450)
Unrealized loss on marketable securities	(48)	(62)	(212)	(100)
Foreign currency translation gain	57	103	247	53
Comprehensive income (loss)	(1,937)	12,137	(11,443)	(4,497)
Less: Comprehensive loss attributable to noncontrolling interest included in discontinued operations	—	—	—	182
Comprehensive income (loss) attributable to Blend Labs, Inc.	$(1,937)	$12,137	$(11,443)	$(4,315)
See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Redeemable Noncontrolling Interest, Series A Redeemable Convertible Preferred Stock and Stockholders’ Equity
(In thousands)
(Unaudited)

	Three and Nine Months Ended September 30, 2026
	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
Balances as of December 31, 2025	150	$159,495	256,043	$2	$1,360,704	$597	$(1,391,776)	$(30,473)
Issuance of common stock upon exercise of stock options, net of repurchases	—	—	110	—	96	—	—	96
Vesting of restricted stock units	—	—	1,888	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—	(664)	—	(1,127)	—	—	(1,127)
Stock-based compensation	—	—	—	—	6,928	—	—	6,928
Unrealized loss on investments in marketable securities	—	—	—	—	—	(106)	—	(106)
Foreign currency translation gain	—	—	—	—	—	172	—	172
Accretion of Series A redeemable convertible preferred stock to redemption value	—	4,731	—	—	(4,731)	—	—	(4,731)
Share repurchases	—	—	(10,041)	—	(18,623)	—	—	(18,623)
Net loss	—	—	—	—	—	—	(8,049)	(8,049)
Balances as of March 31, 2026	150	$164,226	247,336	$2	$1,343,247	$663	$(1,399,825)	$(55,913)
Vesting of restricted stock units	—	—	1,991	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—	(636)	—	(937)	—	—	(937)
Stock-based compensation	—	—	—	—	7,100	—	—	7,100
Unrealized loss on investments in marketable securities	—	—	—	—	—	(58)	—	(58)
Foreign currency translation gain	—	—	—	—	—	18	—	18
Accretion of Series A redeemable convertible preferred stock to redemption value	—	4,927	—	—	(4,927)	—	—	(4,927)
Share repurchases	—	—	(12,178)	—	(18,174)	—	—	(18,174)
Net loss	—	—	—	—	—	—	(1,483)	(1,483)
Balances as of June 30, 2026	150	$169,153	236,513	$2	$1,326,309	$623	$(1,401,308)	$(74,374)
Vesting of restricted stock units	—	—	2,603	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—	(846)	—	(1,276)	—	—	(1,276)
Stock-based compensation	—	—	—	—	6,142	—	—	6,142
Unrealized loss on investments in marketable securities	—	—	—	—	—	(48)	—	(48)
Foreign currency translation gain	—	—	—	—	—	57	—	57
Accretion of Series A redeemable convertible preferred stock to redemption value	—	5,131	—	—	(5,131)	—	—	(5,131)
Net loss	—	—	—	—	—	—	(1,946)	(1,946)
Balances as of September 30, 2026	150	$174,284	238,270	$2	$1,326,044	$632	$(1,403,254)	$(76,576)

See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Redeemable Noncontrolling Interest, Series A Redeemable Convertible Preferred Stock and Stockholders’ Equity (Continued)
(In thousands)
(Unaudited)

	Three and Nine Months Ended September 30, 2025
	Redeemable noncontrolling interest - held for sale from discontinued operations	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

		Shares	Amount	Shares	Amount
Balances as of December 31, 2024	$52,375	150	$141,663	258,173	$2	$1,328,015	$602	$(1,384,975)	$(56,356)
Issuance of common stock upon exercise of stock options	—	—	—	256	—	363	—	—	363
Vesting of restricted stock units	—	—	—	2,064	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—	—	(745)	—	(2,971)	—	—	(2,971)
Stock-based compensation	—	—	—	—	—	7,202	—	—	7,202
Unrealized gain on investments in marketable securities	—	—	—	—	—	—	6	—	6
Foreign currency translation loss	—	—	—	—	—	—	(43)	—	(43)
Accretion of redeemable noncontrolling interest to redemption value	1,254	—	—	—	—	(1,254)	—	—	(1,254)
Accretion of Series A redeemable convertible preferred stock to redemption value	—	—	4,202	—	—	(4,202)	—	—	(4,202)
Share repurchases	—	—	—	(923)	—	(3,076)	—	—	(3,076)
Reclassification of noncontrolling interest to equity, net of noncash consideration received	(53,447)	—	—	—	—	52,675	—	—	52,675
Net loss	(182)	—	—	—	—	—	—	(9,517)	(9,517)
Balances as of March 31, 2025	$—	150	$145,865	258,825	$2	$1,376,752	$565	$(1,394,492)	$(17,173)
Issuance of common stock upon exercise of stock options	—	—	—	222	—	430	—	—	430
Vesting of restricted stock units	—	—	—	2,044	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—	—	(695)	—	(2,531)	—	—	(2,531)
Stock-based compensation	—	—	—	—	—	8,536	—	—	8,536
Unrealized loss on investments in marketable securities	—	—	—	—	—	—	(44)	—	(44)
Foreign currency translation loss	—	—	—	—	—	—	(7)	—	(7)
Accretion of Series A redeemable convertible preferred stock to redemption value	—	—	4,376	—	—	(4,376)	—	—	(4,376)
Share repurchases	—	—	—	(345)	—	(1,042)	—	—	(1,042)
Net loss	—	—	—	—	—	—	—	(6,847)	(6,847)
Balances as of June 30, 2025	$—	150	$150,241	260,051	$2	$1,377,769	$514	$(1,401,339)	$(23,054)
Issuance of common stock upon exercise of stock options	—	—	—	601	—	712	—	—	712
Vesting of restricted stock units	—	—	—	1,703	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—	—	(665)	—	(1,886)	—	—	(1,886)
Stock-based compensation	—	—	—	—	—	8,264	—	—	8,264
Unrealized loss on investments in marketable securities	—	—	—	—	—	—	(62)	—	(62)
Foreign currency translation gain	—	—	—	—	—	—	103	—	103
Accretion of Series A redeemable convertible preferred stock to redemption value	—	—	4,558	—	—	(4,558)	—	—	(4,558)
Share repurchases	—	—	—	(1,590)	—	(5,025)	—	—	(5,025)
Net income	—	—	—	—	—	—	—	12,096	12,096
Balances as of September 30, 2025	$—	150	$154,799	260,100	$2	$1,375,276	$555	$(1,389,243)	$(13,410)

See accompanying notes to condensed consolidated financial statements

Blend Labs, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(11,478)	$(4,450)
Less: Net loss from discontinued operations	(1,765)	(5,679)
Net income (loss) from continuing operations	(9,713)	1,229
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	19,791	21,477
Depreciation and amortization	4,417	2,088
Amortization of deferred contract costs	1,019	1,175
Amortization of operating lease right-of-use assets	335	350
Gain on investment in equity securities	—	(16,580)
Equity in losses of equity method investees, net of tax	719	—
Other	676	(355)
Changes in operating assets and liabilities:
Trade and other receivables	(1,752)	2,225
Prepaid expenses and other assets, current and non-current	(4,940)	(4,291)
Deferred contract costs, non-current	(653)	(268)
Accounts payable	(679)	(848)
Deferred revenue	7,746	5,194
Accrued compensation	1,048	966
Operating lease liabilities	(327)	(2,633)
Other liabilities, current and non-current	(710)	1,773
Net cash provided by operating activities - continuing operations	16,977	11,502
Net cash used in operating activities - discontinued operations	(835)	(1,528)
Net cash provided by operating activities	16,142	9,974
Investing activities
Purchases of marketable securities	(6,927)	(30,490)
Sale of available-for-sale securities	—	20,827
Maturities of marketable securities	8,000	44,227
Additions to property, equipment and internal-use software development costs	(2,711)	(10,034)
Investment in non-marketable equity securities	—	(4,000)
Net cash provided by (used in) investing activities - continuing operations	(1,638)	20,530
Net cash provided by (used in) investing activities - discontinued operations	1,624	(182)
Net cash provided by (used in) investing activities	(14)	20,348
Financing activities
Proceeds from exercises of stock options, including early exercises, net of repurchases	96	1,505
Taxes paid related to net share settlement of equity awards	(3,340)	(7,388)
Share repurchases	(37,241)	(9,143)
Net cash used in financing activities - continuing operations	(40,485)	(15,026)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(31)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	(24,388)	15,296
Cash, cash equivalents, and restricted cash at beginning of period	46,998	49,537
Cash, cash equivalents, and restricted cash at end of period	$22,610	$64,833
Less: Cash, cash equivalents and restricted cash included in current assets held for sale from discontinued operations	—	4,789
Cash, cash equivalents and restricted cash, end of period, excluding current assets held for sale from discontinued operations	$22,610	$60,044
Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets:
Cash and cash equivalents	$20,675	$55,021
Restricted cash	1,935	5,023
Total cash, cash equivalents, and restricted cash	$22,610	$60,044

Supplemental disclosure of cash flow information:
Cash paid for income taxes
State and local
Texas	$80	$64
Foreign
India	$217	$136
Total income taxes paid, net	$297	$200
Supplemental disclosure of non-cash operating, investing and financing activities:
Reclassification of redeemable noncontrolling interest related to discontinued operations to equity	$—	$52,675
Operating lease liabilities arising from obtaining new or modified right-of-use assets	$760	$1,584
Stock-based compensation included in capitalized internal-use software development costs	$330	$2,836
Accretion of redeemable noncontrolling interest related to discontinued operations to redemption value	$—	$1,254
Accretion of Series A redeemable convertible preferred stock to redemption value	$14,789	$13,136
Consideration receivable in connection with the sale of title assets	$52	$—
Capitalized internal-use software development costs included in accrued compensation	$105	$253
Additions to property, equipment and internal-use software development costs included in accrued expenses and accounts payable	$82	$—
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
Basis of Presentation and Principles of Consolidation
The unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of Blend Labs, Inc., its subsidiaries in which the Company holds a controlling financial interest, and variable interest entities (“VIE”) in which the Company is the primary beneficiary in accordance with the consolidation accounting guidance. Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The unaudited condensed consolidated balance sheet as of December 31, 2025 was derived from the Company’s audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements.

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
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the notes thereto. Actual results may differ from those estimates. Such estimates include, but are not limited to, estimates of variable consideration, evaluation of contingencies, determination of the incremental borrowing rates used in calculations of lease liabilities, determination of fair value of stock-based compensation, determination of fair value of marketable securities, determination of fair value of each of the Series A Preferred Stock and the warrant issued to Haveli Brooks Aggregator, L.P. (“Haveli”) to purchase up to 11,111,112 shares of Class A common stock, at a purchase price of $4.50 per share of Class A common stock (the “Haveli Warrant”), determination of fair values of assets transferred and performance obligations committed to under the strategic partnership agreement, assessment of expected credit losses on notes receivable, valuation of deferred tax assets, valuation of the redeemable noncontrolling interest, determination of fair value of the disposal group classified in discontinued operations, determination of useful lives of tangible and intangible assets and capitalized internal-use software development costs, assessment of impairment of long-lived assets, and valuation of equity securities without readily determinable fair value.
Risks and Uncertainties

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company has been and may continue to be affected by various macroeconomic factors, including the interest rate environment, housing affordability, U.S. trade and tariff policy, and worldwide political and economic conditions. Financial markets have continued to experience periods of volatility driven by uncertainty around monetary policy, inflation, employment trends, and geopolitical conflict. The real estate environment, including interest rates, home prices, and the general economic environment, typically impacts the demand for mortgage and mortgage related products. While the Federal Reserve previously reduced its benchmark rate during the latter part of 2025, in September 2026, the Federal Reserve raised its benchmark rates, placing renewed upward pressure on 30-year mortgage rates. Consequently, housing affordability remains constrained, and demand for mortgage and mortgage-related products continues to be highly sensitive to these policy shifts and evolving economic conditions, and any material changes in Federal Reserve policy or leadership, interest rates, or housing supply are expected to impact overall origination activity levels during 2026. The ongoing implementation, modification, and litigation of U.S. tariff policy has contributed to market volatility and could influence inflation expectations, the pace and direction of future Federal Reserve actions, consumer confidence, and long-term interest rates, any of which could in turn affect the demand for mortgage and consumer financial products.

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
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2025. Except for a revised policy related to capitalized internal-use software as a result of the adoption of ASU No. 2025-06, Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40), there have been no significant changes to these policies during the nine months ended September 30, 2026.
Restricted Cash
The Company has classified cash that is not available for use in its operations as restricted cash. Restricted cash consists of collateral for surety bonds for licenses held by the Company’s discontinued title operations. As of September 30, 2026 and December 31, 2025, the Company had $1.9 million in restricted cash, which is presented within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.
Trade and Other Receivables and Credit Loss Reserves
The Company reports trade and other receivables net of the allowance for credit losses, in accordance with Accounting Standards Codification (“ASC”) 326, Financial Instruments—Credit Losses. ASC 326 requires an entity to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The Company’s estimate of expected credit losses is determined based on expected lifetime loss rates calculated from historical data and adjusted for the impact of current and future conditions, such as the age of outstanding receivables, historical payment patterns, any known or expected changes to the customers’ ability to fulfill their payment obligations, or assessment of broader economic conditions that may impact the customers’ ability to pay the outstanding balances. As of September 30, 2026 and December 31, 2025, the reserve for expected credit losses was immaterial. The provision for expected credit losses and the uncollectible portion of the receivables written off against reserve for expected credit losses were immaterial for the three and nine months ended September 30, 2026 and 2025.

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
The Company has variable interest in an entity that provides certain back office support services to the Company using a cost-plus pricing model. As of September 30, 2026, the Company’s unaudited condensed consolidated financial statements include total assets of $3.5 million related to the VIE, which primarily consists of cash and cash equivalents of $0.5 million, prepaid expenses and other assets of $0.8 million, fixed assets of $0.4 million, and a right-of-use asset of $1.8 million. As of September 30, 2026, the Company’s unaudited condensed consolidated financial statements include total liabilities of $3.0 million related to the VIE, which primarily consists of a lease liability of $1.9 million, income taxes payable of $0.4 million, and other liabilities of $0.7 million. The right-of-use asset and a corresponding lease liability relate to an office lease held by a VIE.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities, trade accounts receivable, and notes receivable. The Company maintains its cash equivalents primarily in money market funds and highly liquid investments that are issued or guaranteed by the United States government or its agencies. As of September 30, 2026 and December 31, 2025, cash and cash equivalents amounted to

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

$20.7 million and $45.1 million, respectively, and included $1.7 million and $2.0 million, respectively, of cash held in a foreign jurisdiction. Collateral is not required for trade accounts receivable.

The following customers comprised 10% or more of the Company’s revenue for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2026	2025	2026	2025
A	16%	15%	16%	14%
C	6%	10%	7%	9%

The following customers comprised 10% or more of the Company’s trade and unbilled receivables:

Customer	September 30, 2026	December 31, 2025
B	5%	11%
D	11%	0%
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
Recently Issued Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. This update improves the disclosures about a public entity’s expenses, primarily through additional disclosures of specific information about certain costs and expenses in the notes to financial statements. In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to clarify the effective date of ASU 2024-03. ASU 2024-03 and ASU 2025-01 are effective for the Company for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively, with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact these ASUs will have on its condensed consolidated financial statements.

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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

15, 2028, for entities other than public business entities. Early adoption is permitted for all entities. The Company is currently evaluating the impact this ASU will have on its condensed consolidated financial statements.
3. Revenue Recognition and Contract Costs
Disaggregation of Revenue
The following table provides information about disaggregated revenue by service offering:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Blend Platform:
Mortgage Suite	$17,406	$17,761	$53,878	$50,407
Consumer Banking Suite	13,187	12,601	36,112	33,722
Total software platform	30,593	30,362	89,990	84,129
Professional services	2,317	2,333	7,600	7,040
Total revenue	$32,910	$32,695	$97,590	$91,169
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers:

Contract Accounts	Balance Sheet Line Reference	September 30, 2026	December 31, 2025
		(In thousands)
Contract assets—current	Prepaid expenses and other current assets	$6,723	$5,266
Contract liabilities—current	Deferred revenue, current	$(27,131)	$(19,385)
There were no long-term contract assets or deferred revenue as of September 30, 2026 and December 31, 2025.

During the three months ended September 30, 2026 and 2025, the Company recognized $12.8 million and $12.6 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of each respective period. During the nine months ended September 30, 2026 and 2025, the Company recognized $15.4 million and $13.8 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the respective periods.

During the three and nine months ended September 30, 2026, the Company recognized revenue of approximately $0.2 million and $0.8 million, respectively, related to performance obligations satisfied in previous periods. During the three and nine months ended September 30, 2025, the Company recognized revenue of approximately $0.4 million and $0.7 million, respectively, related to performance obligations satisfied in previous periods. The revenue recognized from performance obligations satisfied in the prior periods primarily related to changes in the transaction price, including changes in the estimate of variable consideration.
Remaining Performance Obligations
As of September 30, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligations was $175.1 million. These remaining performance obligations represent commitments in customer contracts for services expected to be provided in the future that have not been recognized as revenue. The expected timing of revenue recognition for these commitments is largely driven by the Company’s ability to deliver in accordance with relevant contract terms and when the Company’s customers utilize services, which could affect the Company’s estimate of when the Company expects to recognize revenue for these remaining performance obligations. The Company expects to recognize slightly more than half of the remaining performance obligations as revenue over the next 12 months, and majority of the remainder within the following 13 to 24 months.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Deferred Contract Costs
As of September 30, 2026 and December 31, 2025, total unamortized deferred contract costs were $6.3 million and $5.2 million, respectively, of which $2.2 million and $1.8 million was recorded within prepaid expenses and other current assets for each period and $4.1 million and $3.4 million was recorded within deferred contract costs, non-current, on the unaudited condensed consolidated balance sheets for each period, respectively.

The amortization of deferred contract costs was $0.2 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively, and $1.0 million and $1.2 million for the nine months ended September 30, 2026 and 2025, respectively, and is included in sales and marketing expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).
4. Investments and Fair Value Measurements
The carrying amount, unrealized gain and loss, and fair value of investments by major security type were as follows:

	September 30, 2026
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$10,085	$—	$—	$10,085	Level 1
U.S. Treasury Securities	1,846	—	—	1,846	Level 2
Total cash equivalents	11,931	—	—	11,931
Marketable securities:
U.S. treasury and agency securities	23,610	1	(128)	23,483	Level 2
Restricted cash, current:
Money market funds	1,935	—	—	1,935	Level 1
Total	$37,476	$1	$(128)	$37,349

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Fair Value	Fair Value Hierarchy
	(In thousands)
Cash equivalents:
Money market funds	$29,639	$—	$29,639	Level 1
Marketable securities:
U.S. treasury and agency securities	24,655	84	24,739	Level 2
Restricted cash, current:
Money market funds	1,937	—	1,937	Level 1
Total	$56,231	$84	$56,315
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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the stated maturities of the Company’s marketable securities:

	September 30, 2026
	(In thousands)
	Amortized Cost	Fair Value
Due within one year	$18,614	$18,550
Due after one year through two years	4,996	4,933
Total marketable securities	$23,610	$23,483
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

The Company does not intend to sell any of these securities prior to maturity and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date. Accordingly, the Company believes that generally the unrealized losses are due to noncredit-related factors, including changes in interest rates and other market conditions, and therefore no impairment charges or allowance for credit losses have been recognized in the Company’s unaudited condensed consolidated statements of operations for the nine months ended September 30, 2026 and 2025. As of September 30, 2026, the Company had 11 securities in an unrealized loss position, none of which were in a continuous unrealized loss position for twelve months or greater. As of December 31, 2025, the Company had no securities in an unrealized loss position, nor any securities in a continuous unrealized loss position for twelve months or greater. The Company determines realized gains or losses on the sale of marketable securities based on a specific identification method.

The Company recognized interest income from its investment portfolio of $0.4 million and $0.9 million for the three months ended September 30, 2026 and 2025, respectively and $1.4 million and $3.0 million for the nine months ended September 30, 2026 and 2025, respectively. Accrued interest receivable related to marketable securities is $0.2 million and $0.3 million, as of September 30, 2026 and December 31, 2025, respectively, and is presented within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. The Company does not measure an allowance for credit losses on accrued interest receivable and recognizes interest receivable write offs as a reversal of interest income. No accrued interest was written off during the three and nine months ended September 30, 2026 and 2025.
5. Significant Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2026	December 31, 2025
	(In thousands)
Contract assets	$6,723	$5,266
Deferred contract costs	2,210	1,812
Prepaid software	6,578	3,985
Prepaid insurance	1,188	1,289
Prepaid other	2,026	1,582
Restricted cash	1,935	1,937
Other current assets	737	1,386
Total prepaid expenses and other current assets	$21,397	$17,257
Property and Equipment, Net
Property and equipment, net, consisted of the following:

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	September 30, 2026	December 31, 2025
	(In thousands)
Computer and software	$1,601	$1,367
Capitalized internal-use software	28,540	26,059
Total property and equipment, gross	30,141	27,426
Accumulated depreciation and amortization	(8,829)	(4,429)
Total property and equipment, net	$21,312	$22,997
Depreciation expense was immaterial for the three and nine months ended September 30, 2026 and 2025.

Amortization of capitalized internal use software development costs for the three and nine months ended September 30, 2026 was $1.5 million and $4.2 million, respectively, and for the three and nine months ended September 30, 2025 was $1.0 million and $2.0 million, respectively.

There was no impairment of capitalized internal use software for the three months ended September 30, 2026. Impairment of capitalized internal use software was $0.4 million for the nine months ended September 30, 2026 and was immaterial for the three and nine months ended September 30, 2025.
Other Non-Current Assets
Other non-current assets consisted of the following:

	September 30, 2026	December 31, 2025
	(In thousands)
Investments in non-marketable equity securities	$30,380	$30,380
Equity method investment	8,973	9,692
Other non-current assets	1,122	1,353
Total other non-current assets	$40,475	$41,425
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

As of September 30, 2026 and December 31, 2025, the carrying value of this investment was $26.4 million, inclusive of a cumulative upward adjustment of $23.9 million, of which $16.6 million was recognized as a gain during the three months ended September 30, 2025 to reflect observable price changes.

The gain resulting from the adjustment to the carrying value of the non-marketable security is presented within other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive income (loss). There were no impairments for the three and nine months ended September 30, 2026 and 2025.

During the year ended December 31, 2025, the Company made a cash investment in exchange for Series A Preferred Units in a privately-held company. The investment in the equity securities without readily determinable fair value is measured at cost, less impairment, if any, plus or minus observable price changes in orderly transactions of an identical or similar instrument of the same issuer. As of September 30, 2026 and December 31, 2025, the carrying value of this investment was $4.0 million. No observable price changes have been identified for this investment to date. There were no impairments for the three and nine months ended September 30, 2026 and 2025.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Equity Method Investment
In 2025, the Company’s previously held promissory note plus all accrued interest was converted into 1,846,153 Class A and 9,230,770 Class B units of the privately-held company. During 2025, subsequent to the conversion, all Class A units were sold to a third party for $2.3 million in cash, and the Company recognized a $9.7 million equity method investment based on the fair value of the retained Class B units. As of September 30, 2026 and December 31, 2025, the Company held a fully-diluted equity interest of 19%.

The carrying value of the equity method investment exceeded the Company’s share of the investee’s underlying net assets by approximately $7.8 million and $6.7 million as of September 30, 2026 and December 31, 2025, respectively. This basis difference is primarily related to goodwill and is not amortized.

In October 2026, the Company sold approximately half of its holding in the privately-held company for a cash consideration of $6.0 million.
Other Current Liabilities
Other current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
	(In thousands)
Accrued expenses	$4,250	$5,323
Accrued professional fees	2,001	1,734
Accrued connectivity fees	2,749	3,951
Operating lease liabilities, current portion	420	254
Other	839	261
Total other current liabilities	$10,259	$11,523
Other Non-Current Liabilities
Other non-current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
	(In thousands)
Operating lease liabilities, non-current	$1,501	$1,223
Other	395	346
Total other non-current liabilities	$1,896	$1,569
6. Leases
The Company leases its facilities under non-cancelable operating leases with various expiration dates. Leases may contain escalating payments.

The Company’s total operating lease costs were $0.3 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively. The Company’s total operating lease costs were $0.6 million and $1.7 million for the nine months ended September 30, 2026 and 2025, respectively.

The Company did not incur any variable lease costs for the three and nine months ended September 30, 2026. The Company’s total operating lease costs included variable costs in the amount of $0.3 million and $1.2 million for the three and nine months ended September 30, 2025, respectively. Variable lease costs are primarily comprised of maintenance costs and are determined based on the actual costs incurred during the period. Variable lease payments are expensed in the period incurred and not included in the measurement of lease assets and liabilities. The Company’s total operating lease costs also include short-term lease costs which were $0.1 million and $0.2 million for the three and nine months ended September 30, 2026, respectively and immaterial for the three and nine months ended September 30, 2025.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2026 and December 31, 2025, the weighted average remaining operating lease term was 3.7 years and 4.3 years, respectively. The weighted average discount rate used to estimate operating lease liabilities for leases that existed as of September 30, 2026 and December 31, 2025 was 10.5% and 10.8%, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $0.1 million and $1.0 million for the three months ended September 30, 2026 and 2025, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $0.3 million and $3.1 million for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, maturities of operating lease liabilities were as follows:

(In thousands)
2026	$150
2027	602
2028	632
2029	663
2030	263
Thereafter	—
Total lease payments	2,310
Less: imputed interest	(389)
Total operating lease liabilities	$1,921
7. Commitments and Contingencies
Contingencies
From time to time and in the normal course of business, the Company may be subject to various legal matters, such as threatened or pending claims or proceedings. The litigation contingencies, if realized, could have a material negative impact on the Company’s financial condition, results of operations, and cash flows. The Company recognizes a provision for litigation losses when a contingent liability is probable and the amount thereof is estimable. Costs associated with the Company's involvement in legal proceedings are expensed as incurred. Amounts accrued for litigation contingencies are based on the Company’s best estimates, assessments of the likelihood of damages, and the advice of counsel and often result from a series of judgments about future events and uncertainties that rely heavily on estimates and assumptions, therefore the actual settlement amounts could differ from the estimated contingency accrual and result in additional charges or reversals in future periods. There was no provision for litigation contingencies as of September 30, 2026 and December 31, 2025.
Warranties, Indemnifications, and Contingent Obligations
The Company’s platform, products, and services are generally warranted to perform substantially as described in the associated documentation and to satisfy defined levels of uptime reliability. The service-level agreements that provide for defined levels of uptime reliability and performance permit the customers to receive credits or to terminate their agreements in the event that the Company fails to meet those levels. As of September 30, 2026, the Company had accrued liabilities of $0.2 million related to these service-level agreements. The accrual related to these service-level agreements was immaterial as of December 31, 2025.

The Company enters into indemnification provisions under (i) its agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers, and landlords and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2026 or December 31, 2025.

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

As of September 30, 2026, the Series A Preferred Stock has a maximum redemption value of $300.0 million. The carrying value of the Series A Preferred Stock is accreted to its maximum redemption value over the seven year term, using the effective interest method. The increases in the redemption amount are recorded with corresponding adjustments against additional paid-in capital, in the absence of retained earnings. For each reporting period, the entire periodic change in the redemption amount is reflected in the computation of net income (loss) per share under the two-class method as being akin to a dividend, by reducing the income (or increasing the loss) attributable to common stockholders.

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
Preferred Stock

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Subject to the protective provisions afforded to the holders of the Series A Preferred Stock, the Company’s board of directors has the authority to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series and to fix the designation, powers, preferences, and rights of the shares of each series and any of its qualifications, limitations, or restrictions, in each case without further vote or action by the Company’s stockholders. As of September 30, 2026, the Company had 200,000,000 shares authorized and 150,000 shares of preferred stock issued and outstanding.
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

During the nine months ended September 30, 2026, the Company repurchased and retired 22,218,943 shares of the Company’s Class A common stock for $36.8 million. There were no stock repurchases during the three months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company repurchased and retired 1,589,809 and 2,857,471 shares of the Company’s Class A common stock for $5.1 million and $9.2 million, respectively. The Company had $13.2 million available to repurchase shares of Class A common stock under its share repurchase program as of September 30, 2026.
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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of the stock option activity is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(In thousands)		(In years)	(In thousands)
Balance as of December 31, 2025	15,170	$4.02	3.99	$14,414
Exercised	(110)	$0.87		$147
Canceled	(642)	$12.34
Balance as of September 30, 2026	14,418	$3.67	3.29	$356

Vested and exercisable as of September 30, 2026	14,188	$3.69	3.29	$356

No options were granted during the three and nine months ended September 30, 2026 and 2025.

The total fair value of options vested during the three months ended September 30, 2026 and 2025 was $0.2 million and $0.2 million, respectively. The total fair value of options vested during the nine months ended September 30, 2026 and 2025 was $0.6 million and $1.3 million, respectively.

There were no options exercised for the three months ended September 30, 2026. The aggregate intrinsic value of options exercised was $1.3 million for the three months ended September 30, 2025 and the aggregate intrinsic value of options exercised was immaterial and $2.2 million for the nine months ended September 30, 2026 and 2025.

As of September 30, 2026, the total unrecognized stock-based compensation expense for stock options was approximately $0.2 million, which is expected to be recognized over a weighted average period of 0.3 years.
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted average grant date fair value per share
	(In thousands)
Balance as of December 31, 2025	12,739	$2.84
Granted	7,068	$1.72
Vested	(6,482)	$2.39
Forfeited	(1,513)	$2.60
Balance as of September 30, 2026	11,812	$2.45
As of September 30, 2026, there was $26.4 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.2 years. RSUs granted under the 2021 Plan generally vest quarterly over a period of two to four years from the grant date.

The total fair value of RSUs vested during the three months ended September 30, 2026 and 2025 was $6.4 million and $3.8 million, respectively. The total fair value of RSUs vested during the nine months ended September 30, 2026 and 2025 was $15.5 million and $12.0 million, respectively.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Performance Stock Units
A summary of the Company’s PSU activity and related information is as follows:

	Number of PSUs	Weighted average grant date fair value per share
	(In thousands)
Balance as of December 31, 2025	7,260	$2.06
Granted	992	$0.45
Canceled and forfeited	(875)	$1.10
Balance as of September 30, 2026	7,377	$1.98
On February 18, 2026, the Company’s board of directors granted a total of 913,836 PSUs to the Co-Founder and Head of Blend and 78,328 PSUs to a senior executive. The PSUs will vest in four tranches upon continued service and satisfaction of certain market-based performance targets related to the Company’s stock price hurdles.

The estimated weighted-average grant date fair value of the PSU awards granted during the first quarter of 2026 was $0.45 per share, which was determined using a Monte Carlo simulation model. The significant assumptions in the Monte Carlo simulation model include the risk-free interest rate, expected volatility of the Company’s stock price, and expected life of the award.

Fair value of common stock	$1.75
Remaining contractual term (years)	3.87
Expected volatility	90%
Risk-free interest rate	3.57%
Expected dividend yield	—

The total stock-based compensation expense recognized for PSUs for the three months ended September 30, 2026 and 2025 was $0.7 million and $3.1 million, respectively. The total stock-based compensation expense recognized for PSUs for the nine months ended September 30, 2026 and 2025 was $3.6 million and $7.2 million, respectively.

The total unrecognized compensation expense related to outstanding PSUs was $2.1 million as of September 30, 2026, which will be recognized over an estimated weighted average remaining period of 1.1 years.
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

The total stock-based compensation expense recognized for this award was $0.5 million for the three months ended September 30, 2026 and 2025. The total stock-based compensation expense recognized for this award for the nine months ended September 30, 2026 and 2025 was $1.6 million and $2.8 million, respectively.

The total unrecognized compensation expense related to the award was $3.1 million as of September 30, 2026, which will be recognized over an estimated weighted average remaining period of 2.0 years.
Stock-Based Compensation Expense
The Company’s stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Cost of revenue	$147	$123	$415	$409
Research and development(1)	1,454	1,663	4,611	4,619
Sales and marketing	991	699	2,067	2,037
General and administrative	3,441	5,314	12,698	14,412
Total	$6,033	$7,799	$19,791	$21,477
____________
(1) Net of $0.1 million and $0.3 million of additions to capitalized internal-use software for the three and nine months ended September 30, 2026 and $0.6 million and $2.8 million for the three and nine months ended September 30, 2025.
11. Restructuring
Workforce Reduction Plans
In 2025, the Company executed a workforce reduction plan (the “2025 Plan”), resulting in the elimination of 24 positions. The execution of the 2025 Plan was finalized in the fourth quarter of 2025. In February 2026, the Company implemented a new reduction plan (the “2026 Plan”), resulting in the elimination of 13 positions. The execution of the 2026 Plan was completed in the second quarter of 2026.

The Company executed these actions as part of its broader efforts to improve cost efficiency and better align its operating structure with its strategic objectives, focusing on streamlining operations and automation initiatives.

The restructuring charges attributable to the workforce reduction plans were immaterial and $0.1 million for the three months ended September 30, 2026 and 2025, and $0.7 million and $0.8 million for the nine months ended September 30, 2026 and 2025, respectively. The restructuring charges for workforce reduction plans consisted primarily of cash expenditures for compensation, severance, and transition payments, employee benefits, payroll taxes and related facilitation costs.

The component classified as discontinued operations incurred no restructuring costs in 2026 and $0.1 million and $1.2 million for the three and nine months ended September 30, 2025, respectively.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The reconciliation of the restructuring liability balances is as follows:

(In thousands)
Restructuring liability as of December 31, 2024	$75
2025 Plan charge	871
Settlements	(934)
Restructuring liability as of December 31, 2025	$12
2026 Plan charge	666
Settlements	(678)
Restructuring liability as of September 30, 2026	$—
12. Income Taxes
The provision for income taxes was immaterial for the three and nine months ended September 30, 2026 and 2025. The effective tax rate for the three months ended September 30, 2026 and 2025 was 4.7% and 0.2%, respectively, and for the nine months ended September 30, 2026 and 2025 was 3.3% and 7.4%, respectively. The effective tax rates differ from the federal statutory rate primarily due to a valuation allowance on the Company’s deferred tax assets.

The Company reassessed the ability to realize deferred tax assets by considering the available positive and negative evidence. As of September 30, 2026, the Company concluded that its net deferred tax assets are not more-likely-than-not to be realized and maintained a full valuation allowance against such net deferred tax assets.

As of September 30, 2026, the Company files tax returns in the U.S. federal and various state jurisdictions. Due to the Company’s U.S. net operating loss carryforwards, its income tax returns generally remain subject to examination by federal and most state tax authorities. Beginning in 2022, the Company’s subsidiary in India files income tax returns in India which are subject to examination by local tax authorities. This subsidiary is currently under examination by the tax authorities for the fiscal year ended March 31, 2024, and has appealed a transfer pricing assessment for the fiscal year ended March 31, 2022.
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

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of stock outstanding during the period, adjusted for options early exercised and subject to repurchase.

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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,
	2026		2025
	Class A Common	Class B Common	Class A Common	Class B Common
	(In thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$(2,403)	$(33)	$11,807	$167
Less: Accretion of Series A Preferred Stock to redemption value	(5,061)	(70)	(4,494)	(64)
Net income (loss) attributable to Blend Labs, Inc. common stockholders from continuing operations	(7,464)	(103)	7,313	103
Undistributed earnings attributable to participating securities	—	—	(1,104)	(15)
Net income (loss) attributable to Blend Labs, Inc. common stockholders from continuing operations	(7,464)	(103)	6,209	88

Net income attributable to Blend Labs, Inc. from discontinued operations	483	7	120	2
Undistributed earnings attributable to participating securities	—	—	(18)	—
Net income attributable to Blend Labs, Inc. common stockholders from discontinued operations	483	7	102	2

Net income (loss) attributable to Blend Labs, Inc. common stockholders	$(6,981)	$(96)	$6,311	$90

Denominator:
Weighted average common stock outstanding, basic	234,075	3,256	256,004	3,627
Effect of dilutive securities	—	—	8,961	127
Weighted average diluted securities	234,075	3,256	264,965	3,754

Net income (loss) per share from continuing operations
Basic	$(0.03)	$(0.03)	$0.02	$0.02
Diluted	$(0.03)	$(0.03)	$0.02	$0.02
Net income (loss) per share from discontinued operations
Basic and diluted	$0.00	$0.00	$0.00	$0.00
Net income (loss) per share attributable to Blend Labs, Inc.:
Basic	$(0.03)	$(0.03)	$0.02	$0.02
Diluted	$(0.03)	$(0.03)	$0.02	$0.02

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
	2026		2025
	Class A Common	Class B Common	Class A Common	Class B Common
	(In thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$(9,584)	$(129)	$1,211	$18
Less: Accretion of Series A Preferred Stock to redemption value	(14,592)	(197)	(12,949)	(187)
Net loss attributable to Blend Labs, Inc. common stockholders from continuing operations	(24,176)	(326)	(11,738)	(169)

Net loss from discontinued operations	(1,741)	(24)	(5,598)	(81)
Less: Accretion of RNCI to redemption value from discontinued operations	—	—	(1,236)	(18)
Less: Net loss attributable to noncontrolling interest included in discontinued operations	—	—	179	3
Net loss attributable to Blend Labs, Inc. common stockholders from discontinued operations	(1,741)	(24)	(6,655)	(96)

Net loss attributable to Blend Labs, Inc. common stockholders	$(25,917)	$(350)	$(18,393)	$(265)

Denominator:
Weighted average common stock outstanding, basic and diluted	240,967	3,256	255,528	3,700
Net loss per share from continuing operations
Basic and diluted	$(0.10)	$(0.10)	$(0.04)	$(0.04)
Net loss per share from discontinued operations
Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Net loss per share attributable to Blend Labs, Inc.:
Basic and diluted	$(0.11)	$(0.11)	$(0.07)	$(0.07)

The dilutive effect of outstanding RSUs and stock options totaling 9,088 potential shares of common stock is reflected in diluted earnings per share by application of the treasury stock method for the three months ended September 30, 2025. The other categories of potential shares of common stock were excluded from the computation of diluted net earnings per share for the three months ended September 30, 2025 because their inclusion would have been anti-dilutive.

The following potential shares of common stock were excluded from the computation of diluted net earnings per share for the three and nine months ended September 30, 2026 and the nine months ended September 30, 2025 because including them would have been anti-dilutive as the Company has reported net loss for each of the periods:

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	As of September 30,
	2026	2025
	(In thousands)
Outstanding stock options	14,418	15,403
Non-plan Co-Founder and Head of Blend options	20,194	20,194
Unvested restricted stock units	11,812	11,543
Unvested performance stock awards(1)	7,377	8,235
Series G Warrant	598	598
Haveli Warrant	—	11,111
Series A redeemable convertible preferred stock	46,154	46,154
Total anti-dilutive securities	100,553	113,238
____________
(1) Performance conditions for awards with market vesting conditions were not satisfied for the unvested performance stock awards as of September 30, 2026.
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

The Company does not evaluate performance or allocate resources based on segment assets, and therefore, such information is not presented.

The Company’s reported measure of segment profit or loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Income (loss) from continuing operations	$(2,436)	$11,974	$(9,713)	$1,229
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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The Company recognized a $1.6 million loss on the sale of title assets during the nine months ended September 30, 2026. Cash proceeds of $1.4 million from the sale are included in net cash provided by investing activities - discontinued operations on the unaudited condensed consolidated statement of cash flows, including $0.4 million of remaining consideration that was recorded as a receivable as of June 30, 2026 and collected during the three months ended September 30, 2026. The total consideration under the agreement also includes variable consideration tied to the performance of the title business over the three year period following the closing date. The Company elected to account for this consideration as a gain contingency, with amounts recognized in earnings within discontinued operations as the contingency is resolved. For the three and nine months ended September 30, 2026, the Company recognized $0.2 million and $0.3 million, respectively, in earnings related to the contingent consideration received based on volumes of transactions processed during the period, of which $0.1 million was received subsequent to September 30, 2026.

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

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Operating results from the disposal group for the three and nine months ended September 30, 2026 and 2025 are reported as loss from discontinued operations, on the unaudited condensed consolidated statements of operations and comprehensive income (loss), as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue	$—	$8,188	$4,465	$26,151
Cost of revenue	—	6,628	3,881	23,700
Operating expenses:
Sales and marketing	—	347	252	1,013
General and administrative	—	1,133	725	4,231
Impairment of intangible asset	—	—	—	2,000
Restructuring	—	50	—	1,205
Income (loss) from operations	—	30	(393)	(5,998)
Other income (expense), net	—	92	269	319
Gain (loss) on sale of assets	490	—	(1,641)	—
Income (loss) before income taxes	490	122	(1,765)	(5,679)
Income tax benefit	—	—	—	—
Income (loss) from discontinued operations	$490	$122	$(1,765)	$(5,679)

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

16. Revision of Previously Issued Quarterly Information (in thousands, except per share data)
Refer to Note 17, Revision of Previously Issued Quarterly Information, of the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2025 for detailed information relating to the revisions made to our prior period information.

The following tables present the effect of the revision adjustments on the previously reported unaudited condensed consolidated statement of operations and comprehensive income (loss) and unaudited condensed consolidated statement of cash flows for the three and nine months ended September 30, 2025.

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended September 30, 2025
	As Reported	Adjustments	As Revised
Revenue
Software platform	$30,459	$(97)	$30,362
Professional services	2,401	(68)	2,333
Total revenue	32,860	(165)	32,695
Cost of revenue
Software platform	6,624	13	6,637
Professional services	1,780	—	1,780
Total cost of revenue	8,404	13	8,417
Gross profit	24,456	(178)	24,278
Operating expenses:
Research and development	8,522	183	8,705
Sales and marketing	7,873	—	7,873
General and administrative	12,879	75	12,954
Restructuring	93	—	93
Total operating expenses	29,367	258	29,625
Loss from operations	(4,911)	(436)	(5,347)
Other income (expense), net	17,348	—	17,348
Income before income taxes	12,437	(436)	12,001
Income tax expense	(27)	—	(27)
Income from continuing operations	12,410	(436)	11,974
Income from discontinued operations (Note 15)	122	—	122
Net income	12,532	(436)	12,096
Less: Net income attributable to noncontrolling interest included in discontinued operations	—	—	—
Net income attributable to Blend Labs, Inc.	12,532	(436)	12,096
Less: Accretion of redeemable noncontrolling interest to redemption value from discontinued operations	—	—	—
Less: Accretion of Series A redeemable convertible preferred stock to redemption value	(4,558)	—	(4,558)
Net income attributable to Blend Labs, Inc. common stockholders	$7,974	$(436)	$7,538

Net income per share attributable to Blend Labs, Inc. common stockholders - basic and diluted:
Basic
Continuing operations	$0.03	$(0.01)	$0.02
Discontinued operations	$—	$—	$—
Net income per share attributable to Blend Labs, Inc. common stockholders	$0.03	$(0.01)	$0.02
Diluted
Continuing operations	$0.02	$—	$0.02
Discontinued operations	$—	$—	$—
Net income per share attributable to Blend Labs, Inc. common stockholders	$0.02	$—	$0.02
Weighted average shares used in calculating net income per share:
Basic	259,631	—	259,631
Diluted	268,719	—	268,719
Comprehensive income:
Net income	$12,532	$(436)	$12,096
Unrealized loss on marketable securities	(62)	—	(62)
Foreign currency translation gain	103	—	103
Comprehensive income	12,573	(436)	12,137
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—
Comprehensive income attributable to Blend Labs, Inc.	$12,573	$(436)	$12,137

Blend Labs, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine months ended September 30, 2025
	As Reported	Adjustments	As Revised
Revenue
Software platform	$84,110	$19	$84,129
Professional services	7,043	(3)	7,040
Total revenue	91,153	16	91,169
Cost of revenue
Software platform	18,993	101	19,094
Professional services	5,440	—	5,440
Total cost of revenue	24,433	101	24,534
Gross profit	66,720	(85)	66,635
Operating expenses:
Research and development	23,375	659	24,034
Sales and marketing	22,010	—	22,010
General and administrative	37,723	181	37,904
Restructuring	840	—	840
Total operating expenses	83,948	840	84,788
Loss from operations	(17,228)	(925)	(18,153)
Other income (expense), net	19,480	—	19,480
Income before income taxes	2,252	(925)	1,327
Income tax expense	(98)	—	(98)
Income from continuing operations	2,154	(925)	1,229
Loss from discontinued operations (Note 15)	(5,679)	—	(5,679)
Net loss	(3,525)	(925)	(4,450)
Less: Net loss attributable to noncontrolling interest included in discontinued operations	182	—	182
Net loss attributable to Blend Labs, Inc.	(3,343)	(925)	(4,268)
Less: Accretion of redeemable noncontrolling interest to redemption value from discontinued operations	(1,254)	—	(1,254)
Less: Accretion of Series A redeemable convertible preferred stock to redemption value	(13,136)	—	(13,136)
Net loss attributable to Blend Labs, Inc. common stockholders	$(17,733)	$(925)	$(18,658)

Net loss per share attributable to Blend Labs, Inc. common stockholders - basic and diluted:
Basic:
Continuing operations	$(0.04)	$—	$(0.04)
Discontinued operations	$(0.03)	$—	$(0.03)
Weighted average shares used in calculating net loss per share:
Basic and diluted	259,228	—	259,228

Comprehensive loss:
Net loss	$(3,525)	$(925)	$(4,450)
Unrealized loss on marketable securities	(100)	—	(100)
Foreign currency translation gain	53	—	53
Comprehensive loss	(3,572)	(925)	(4,497)
Less: Comprehensive loss attributable to noncontrolling interest	182	—	182
Comprehensive loss attributable to Blend Labs, Inc.	$(3,390)	$(925)	$(4,315)

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
Recent Developments
Industry Trends
The mortgage market is heavily influenced by government policies and overall economic conditions. The real estate environment, including interest rates and the general economic environment, typically impacts the demand for mortgage and mortgage related products. In the second quarter of 2026, we saw an increase in mortgage transactions on our software platform compared to the first quarter of 2026, which can be attributed primarily to seasonal trends within the purchase market. In the third quarter of 2026, we saw a reduction in mortgage transactions on our software platform compared to the second quarter of 2026 primarily driven by a more challenging macroeconomic environment.

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

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Revenue
Software platform	$30,593	$30,362	$89,990	$84,129
Professional services	2,317	2,333	7,600	7,040
Total revenue	32,910	32,695	97,590	91,169
Cost of revenue(1)
Software platform	7,300	6,637	20,220	19,094
Professional services	1,852	1,780	5,362	5,440
Total cost of revenue	9,152	8,417	25,582	24,534
Gross profit	23,758	24,278	72,008	66,635
Operating expenses:
Research and development(1)	8,423	8,705	26,519	24,034
Sales and marketing(1)	8,196	7,873	21,134	22,010
General and administrative(1)	9,785	12,954	32,972	37,904
Restructuring	—	93	666	840
Total operating expenses	26,404	29,625	81,291	84,788
Loss from operations	(2,646)	(5,347)	(9,283)	(18,153)
Other income (expense), net	319	17,348	580	19,480
Income (loss) before income taxes	(2,327)	12,001	(8,703)	1,327
Income tax expense	(109)	(27)	(291)	(98)
Loss before equity in losses of equity method investee	(2,436)	11,974	(8,994)	1,229
Equity in losses of equity method investees, net of tax	—	—	(719)	—
Loss from continuing operations	(2,436)	11,974	(9,713)	1,229
Income (loss) from discontinued operations	490	122	(1,765)	(5,679)
Net loss	$(1,946)	$12,096	$(11,478)	$(4,450)

(1)Includes stock-based compensation as follows:	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Cost of revenue	$147	$123	$415	$409
Research and development(2)	1,454	1,663	4,611	4,619
Sales and marketing	991	699	2,067	2,037
General and administrative	3,441	5,314	12,698	14,412
Total stock-based compensation	$6,033	$7,799	$19,791	$21,477
____________
(2) Net of $0.1 million and $0.3 million of additions to capitalized internal-use software for the three and nine months ended September 30, 2026, and $0.6 million and $2.8 million for the three and nine months ended September 30, 2025, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(as a % of revenue)*
Revenue
Software platform	93%	93%	92%	92%
Professional services	7	7	8	8
Total revenue	100	100	100	100
Cost of revenue
Software platform	22	20	21	21
Professional services	6	5	5	6
Total cost of revenue	28	25	26	27
Gross margin	72	75	74	73
Operating expenses:
Research and development	26	27	27	26
Sales and marketing	25	24	22	24
General and administrative	30	40	34	42
Restructuring	—	—	1	1
Total operating expenses	81	91	84	93
Loss from operations	(9)	(16)	(10)	(20)
Other income (expense), net	1	53	1	21
Income (loss) before income taxes	(8)	37	(9)	1
Income tax expense	—	—	—	—
Income (loss) before equity in losses of equity method investee	(8)	37	(9)	1
Equity in losses of equity method investees, net of tax	—	—	(1)	—
Income (loss) from continuing operations	(8)	37	(10)	1
Income (loss) from discontinued operations	1	(1)	(2)	(6)
Net income (loss)	(7)%	36%	(12)%	(5)%
____________
*Certain percentages may not foot due to rounding.
Comparison of the Three Months Ended September 30, 2026 and 2025
Revenue and Cost of Revenue

	Three Months Ended September 30,
	2026		2025		$ Change	% Change
	(In thousands)
Revenue:
Mortgage Suite	$17,406		$17,761		$(355)	(2%)
Consumer Banking Suite	13,187		12,601		586	5%
Professional Services	2,317		2,333		(16)	(1%)
Total revenue	32,910		32,695		215	1%
Cost of revenue:	9,152		8,417		735	9%
Gross profit and gross margin:	$23,758	72%	$24,278	74%	$(520)	(2%)
Total revenue increased by $0.2 million, or 1%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
•Mortgage Suite revenue decreased by $0.4 million, or 2%, primarily due to churn, partially offset by new customer revenue. Mortgage market originations were estimated to be relatively flat year-over-year.
•Consumer Banking Suite revenue increased by $0.6 million, or 5%, primarily due to deployments of several large customers, partially offset by customer churn.

•Professional Services revenue remained relatively flat for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
Cost of revenue increased by $0.7 million, or 9%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to increased costs incurred to support revenue growth.

Gross profit decreased by $0.5 million, or 2%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to cost of revenue growth outpacing revenue growth. Gross margin decreased to 72% for the three months ended September 30, 2026 from 74% for the three months ended September 30, 2025.
Operating Expenses

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$8,423	$8,705	$(282)	(3%)
Sales and marketing	8,196	7,873	323	4%
General and administrative	9,785	12,954	(3,169)	(24%)
Restructuring	—	93	(93)	(100%)
Total operating expenses	$26,404	$29,625	$(3,221)	(11%)
Research and Development
Research and development expenses decreased by $0.3 million, or 3%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily due to a $1.7 million decrease in personnel and related expenses, a $0.7 million decrease in stock-based compensation expense, primarily attributable to a shift in the geographic mix of our workforce, a $0.2 million decrease in facilities and related expenses, primarily due to costs associated with an abandoned lease in the prior period, partially offset by a $1.8 million decrease in the capitalization of internal-use software development costs, and a $0.5 million increase in software and hosting costs.
Sales and Marketing
Sales and marketing expenses increased by $0.3 million, or 4%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily due to a $0.6 million increase in trade shows and conference costs and a $0.3 million increase in stock-based compensation, partially offset by a $0.6 million decrease in advertising costs.
General and Administrative
General and administrative expenses decreased by $3.2 million, or 24%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily due to a $1.9 million decrease in stock-based compensation expense, a $1.0 million decrease in personnel related expenses attributable to a decrease in headcount primarily related to our restructuring actions, a $0.3 million decrease in facilities costs, and a $0.3 million decrease in professional and outside services costs, partially offset by a $0.2 million increase in software and hosting expenses and a $0.2 million increase in insurance costs.
Restructuring
Restructuring expense was immaterial for the three months ended September 30, 2026 and 2025.

Other Income (Expense), net

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(In thousands)
Other income (expense), net	$319	$17,348	$(17,029)	(98%)
Other income (expense), net decreased by $17.0 million, or 98%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily due to a non-recurring $16.6 million gain on our investment in non-marketable equity securities due to an observable price change recognized during the three months ended September 30, 2025, and a $0.5 million decrease in interest income on our investment portfolio due to a smaller invested cash balance.
Income Tax Expense

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(In thousands)
Income tax expense	$(109)	$(27)	$(82)	304%
The increase in income tax expense for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was immaterial.
Comparison of the Nine Months Ended September 30, 2026 and 2025
Revenue and Cost of Revenue

	Nine Months Ended September 30,
	2026		2025		$ Change	% Change
	(In thousands)
Revenue:
Mortgage Suite	$53,878		$50,407		$3,471	7%
Consumer Banking Suite	36,112		33,722		2,390	7%
Professional Services	7,600		7,040		560	8%
Total revenue	97,590		91,169		6,421	7%
Cost of revenue:	25,582		24,534		1,048	4%
Gross profit and gross margin:	$72,008	74%	$66,635	73%	$5,373	8%
Total revenue increased by $6.4 million, or 7%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
•Mortgage Suite revenue increased by $3.5 million, or 7%, primarily due to an increase in overall mortgage market originations year-over-year, new customer deployments, partially offset by customer churn and the transition to a partnership model for verification of income.
•Consumer Banking Suite revenue increased by $2.4 million, or 7%, primarily due to deployments of several large customers, partially offset by customer churn and the transition to a partnership model for verification of income.
•Professional Services revenue increased by $0.6 million, or 8%, primarily due to an increase in services associated with the support of our platform.
Cost of revenue increased by $1.0 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to increased usage costs commensurate with the growth in our revenue, partially offset by savings from our transition to a partnership model for verification of income and a favorable non-recurring benefit recognized in 2026.

Gross profit increased by $5.4 million, or 8%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Gross margin was 74% for the nine months ended September 30, 2026 compared to 73% for the nine months ended September 30, 2025. The increase in gross margin was primarily due to our transition to a lower-cost partnership model for verification of income services, as well as a one-time benefit recognized in cost of revenue during 2026.
Operating Expenses

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(In thousands)
Operating expenses:
Research and development	$26,519	$24,034	$2,485	10%
Sales and marketing	21,134	22,010	(876)	(4%)
General and administrative	32,972	37,904	(4,932)	(13%)
Restructuring	666	840	(174)	(21%)
Total operating expenses	$81,291	$84,788	$(3,497)	(4%)
Research and Development
Research and development expenses increased by $2.5 million, or 10%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily due to a $9.5 million decrease in the capitalization of internal-use software development costs and a $1.3 million increase in software and hosting costs, partially offset by a $5.1 million decrease in personnel related expenses, a $2.5 million decrease in stock-based compensation expense, primarily attributable to a shift in the geographic mix of our workforce and a $0.5 million decrease in facilities related expenses as a result of abandoned lease related to our restructuring actions.
Sales and Marketing
Sales and marketing expenses decreased by $0.9 million, or 4%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily due to a $0.6 million decrease in professional and outside services costs, a $0.6 million decrease in facilities related expenses and a $0.4 million decrease in personnel related expenses primarily attributable to a shift in the geographic mix of our workforce, partially offset by a $0.4 million increase in trade show and conference costs and a $0.3 million increase in travel and entertainment expenses.
General and Administrative
General and administrative expenses decreased by $4.9 million, or 13%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily due to a $1.7 million decrease in personnel and related expenses, a $1.7 million decrease in stock-based compensation, primarily attributable to a decrease in headcount related to our restructuring actions, a $0.7 million decrease in facilities related expenses as a result of abandoned lease related to our restructuring actions, and a $0.6 million decrease in business taxes, partially offset by a $0.3 million increase in software and hosting costs.
Restructuring
Restructuring expenses were materially consistent across the nine months ended September 30, 2026 and the nine months ended September 30, 2025, as the smaller headcount impact of the 2026 workforce reduction plan was offset by higher severance costs driven by differences in the composition of the impacted workforce. The costs related to each workforce reduction plan included cash expenditures for compensation and severance payments, employee benefits, payroll taxes and related facilitation costs.

Other Income (Expense), net

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(In thousands)
Other income (expense), net	$580	$19,480	$(18,900)	(97%)
Other income (expense), net decreased by $18.9 million, or 97%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily driven by a non-recurring $16.6 million gain on our investment in non-marketable equity securities due to an observable price change recognized in the nine months ended September 30, 2025, a $1.4 million reduction in interest income on our investment portfolio, reflecting a smaller invested cash balance and a change in investment mix compared to 2025, a $0.4 million increase in commission expenses related to our share repurchases and a $0.2 million unfavorable change in foreign currency remeasurement on intercompany balances with our Indian subsidiary.
Income Tax Expense

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(In thousands)
Income tax expense	$(291)	$(98)	$(193)	197%
The increase in income tax expense for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is attributable to an increase in business operations in India.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through proceeds from the issuance of our stock and warrants and cash generated from the sale of our product offerings, as well as debt financing. As of September 30, 2026, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $44.2 million. Cash and cash equivalents are comprised of bank deposits, U.S. treasury securities and money market funds. Marketable securities are comprised of U.S. treasury and agency securities. Most of our cash and cash equivalents are held in the United States.

Although we generated positive cash flow from operations for the nine months ended September 30, 2026, we have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $1,403.3 million as of September 30, 2026. We may incur operating losses in the future due to the investments that we intend to make in our business and pressures on revenue growth due to the recent macroeconomic environment, and as a result, we may require additional capital resources to grow our business.

Share Repurchase Program
On March 10, 2026, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock, in an aggregate amount up to $50.0 million. Our prior share repurchase program was fully completed during the year ended December 31, 2025. Repurchases may be made at our discretion from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our Class A common stock under this authorization. The share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. During the nine months ended September 30, 2026, the Company repurchased and retired 22,218,943 shares of the Company’s Class A common stock for $36.8 million. There were no stock repurchases during the three months ended September 30, 2026. The Company had $13.2 million available to repurchase shares of Class A common stock under its share repurchase program as of September 30, 2026. Refer to Note 9, Stockholders’ Equity, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Net cash provided by operating activities - continuing operations	$16,977	$11,502
Net cash provided by (used in) investing activities - continuing operations	(1,638)	20,530
Net cash used in financing activities - continuing operations	(40,485)	(15,026)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(31)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash - continuing operations	(25,177)	17,006
Net increase (decrease) in cash, cash equivalents, and restricted cash - discontinued operations	789	(1,710)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(24,388)	$15,296
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

Net cash provided by operating activities for the nine months ended September 30, 2026 and 2025 was $17.0 million and $11.5 million, respectively. The change in cash from operations reflects our net loss adjusted for noncash items, such as stock-based compensation, depreciation and amortization, amortization of deferred contract costs, amortization of operating lease right-of-use assets, equity in losses of equity method investees, as well as changes in operating assets and liabilities. Fluctuations in operating assets and liabilities are affected primarily by changes in trade and other receivables, prepaid expenses and other current assets, deferred contract costs, accrued compensation, deferred revenue, accounts payable and other liabilities.
Cash Provided by (Used in) Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2026 was $1.6 million. This was primarily driven by $6.9 million used for the purchase of marketable securities and $2.7 million in additions to property and equipment, primarily related to capitalized internal-use software development costs, partially offset by $8.0 million of proceeds from maturities of marketable securities.

Net cash provided by investing activities during the nine months ended September 30, 2025 was $20.5 million, which was primarily due to maturities of marketable securities of $44.2 million and sales of marketable securities of $20.8 million, offset by $30.5 million used in the purchase of marketable securities, $10.0 million in additions to property and equipment related to capitalized internal-use software development costs and $4.0 million investment in non-marketable equity securities.
Cash Used in Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2026 was $40.5 million, primarily consisting of $37.2 million related to share repurchases and $3.3 million of taxes paid related to net share settlement of equity awards, offset by $0.1 million proceeds from the exercises of stock options.

Net cash used in financing activities for the nine months ended September 30, 2025 was $15.0 million, which was primarily due to $9.1 million related to share repurchases and $7.4 million of taxes paid related to net share settlement of equity awards, offset by $1.5 million proceeds from the exercises of stock options.
Contingent Obligations
As of September 30, 2026, we did not have relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:

Interest Rate Risk
We had cash and cash equivalents of $20.7 million and marketable securities and other investments of $23.5 million as of September 30, 2026, which consisted of bank deposits, money market funds, and U.S. treasury and agency securities. The cash and cash equivalents are held primarily for working capital purposes. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points change in interest rates during any of the periods presented would not have had a material impact on our investments.
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

Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2026 because of the material weaknesses in our internal control over financial reporting described below.
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

Remediation Plan for Material Weaknesses
With the oversight of the Audit Committee, we have developed a remediation plan to address the material weaknesses described above. The remediation measures we have taken to date include:

•Designing and implementing new manual and automated controls and enhancing existing controls to ensure the accuracy and occurrence of transaction quantity used to record revenue, including the completeness and accuracy of data flows and automated data transformations of the quantity information;

•Designing and implementing new and enhancing existing IT general controls over financially relevant systems used in the collection, transferring and processing of data used in the billing and revenue reporting process, of which we completed the design and implementation of IT general controls over certain systems during the quarter ended September 30, 2026; and

•During the quarter ended September 30, 2026, we have designed and implemented new controls and enhanced existing controls to ensure (i) the accuracy of the transaction price used to record revenue; and (ii) the accuracy of customer order information used to record revenue.

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
Changes in Internal Control over Financial Reporting
As described above in the “Remediation Plan for Material Weaknesses” section, there were changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Unfavorable conditions in our industry or the global economy or reductions in technology spending could limit our ability to grow our business and adversely affect our financial condition and results of operations;
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
•The trading price of our Class A common stock has been and may continue to be volatile, and you could lose all or part of your investment;
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
Increasing interest rates have adversely impacted the spending levels of consumers and their ability and willingness to borrow money. In most cases, higher interest rates have led to higher loan rates charged to consumers, which has adversely affected the ability of our customers to generate volume and in turn, the number of transactions enabled through our platform and thus our ability to generate revenue from such transactions. As a result of high and variable interest rates in recent periods, consumers and financial services firms were less inclined to borrow money for mortgages, and to refinance existing mortgages, which resulted in less engagement with our platform and/or our services. While the Federal Reserve previously reduced its benchmark rate during the latter part of 2025, in September 2026, the Federal Reserve raised its benchmark rates, placing renewed upward pressure on 30-year mortgage rates. Consequently, housing affordability remains constrained, and demand for mortgage and mortgage-related products continues to be highly sensitive to these policy shifts and evolving economic conditions. Further notwithstanding any potential improvement in interest rates, we have experienced in the past, and may continue to experience in the future, a reduction in the volume of transactions enabled through our platform. In addition, while we have cut expenses to align our business to the operating environment and as we continue to evaluate our expense base going forward, revenue generated from such transactions may decline faster than our ability to reduce expenses, and such declines have and may continue to adversely affect our business, financial condition, and results of operations.
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
Historically, we have incurred net losses, and we may not be able to achieve or maintain profitability in the future. As of September 30, 2026, we had an accumulated deficit of $1,403.3 million. We expect to incur significant costs and invest significant additional funds towards sustaining and growing our business and operating as a public company. Further, we have expended and expect to continue to expend substantial financial and other resources on product development, including investments in our product, engineering, and design teams and the development of new products and new functionality for our existing products and our platform; our technology infrastructure, including systems architecture, management tools, scalability, availability, performance, and security, as well as disaster recovery measures; our sales, marketing, and customer success organizations; acquisitions or strategic investments; and general administration, including legal and accounting expenses. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. In addition, there can be no assurance that we will be able to achieve our projected cost savings in connection with any of our previously announced workforce reductions. In the past, we have also incurred impairment charges that have adversely impacted our U.S. GAAP financial results. In addition, failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flows on a consistent basis. In light of increasing interest rates and other factors, the volume of transactions enabled through our platform and, as a result, revenue generated from such transactions, may decline faster than our ability to reduce expenses. Additionally, in an inflationary environment, our costs may increase, and we may not be able to increase the pricing of our products accordingly, which could adversely impact our financial performance. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
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
We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, receive, use, transmit, store, and otherwise process large amounts of sensitive information, including personal information, credit information, and other sensitive and confidential information of consumers. It is critical that we do so in a manner designed to maintain the confidentiality, integrity, and availability of such sensitive information. Additionally, in the ordinary course of our business, we collect, store, transmit, and otherwise process large amounts of confidential business information, including intellectual property, proprietary corporate and business information, and other confidential information. We also have arrangements in place with certain of our partners, vendors, and other service providers that require us to share certain information we maintain and otherwise process, including consumer information, with them. Certain elements of our operations (including elements of our information technology infrastructure) rely on third parties, and as a result, we use numerous third-party service providers that may have access to our computer networks and sensitive or confidential information. In addition, many of those third parties may subcontract or outsource some of their responsibilities to other third parties. Our information technology systems, including the functions of third parties that are involved with or have access to those systems, are large and complex, with many points of entry and access. Our systems and those of our third-party service providers are vulnerable to and have been, and may be subject to unintentional, inadvertent, or malicious, internal and external cyberattacks and other means of compromising the security, integrity, or availability of systems and data, including hacking, intrusions, malware, ransomware and other malicious code, social engineering attacks, phishing and spearphishing attempts, fraudulent inducement, electronic fraud (including attempts to misrepresent personal or financial information to obtain loans or other financial products), wire fraud, attempts to overload our servers with distributed denial-of-service attacks, employee theft, error, or malfeasance, unauthorized access by third parties (including foreign governments or state actors with significant financial and technological resources) or internal actors, or other attacks, and other types of disruptions, exposure, and security breaches and incidents. Any vulnerabilities can be exploited from inadvertent or intentional actions of our employees, partners, vendors, service providers, customers, or by malicious third parties. While we take steps to ensure any such vulnerabilities are patched in our systems, but we cannot guarantee that all vulnerabilities have been patched in every system upon which we are dependent or that additional vulnerabilities of other software upon which we rely will not be discovered. Additionally, to the extent manual processes are involved in the handling of sensitive information, such sensitive information could be inadvertently misdirected despite our training and quality assurance precautions. While we have taken steps to protect the sensitive and confidential information that we have access to and have implemented multiple overlapping controls to reduce risk of a single control failure, our security measures or those of our partners, vendors, or other service providers could be breached or we could suffer data loss, unavailability, corruption, or unauthorized use or other processing, or unauthorized access to or other compromises of our platform or the systems or networks used in our business.
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
Although macroeconomic factors, including an unfavorable interest rate environment, decreased housing affordability, and uncertain worldwide political and economic conditions, including concerns about a potential recessionary environment, adverse impacts from trade regulation and consumer confidence, have made, and may continue to make, seasonal fluctuations difficult to detect, our business is highly dependent on consumer borrowing patterns that have an impact on our results of operations. We generally experience changes in consumer activity over the course of the calendar year. Historically, demand for mortgages and other loans has increased during the summer months, which boosts overall mortgage origination activity in the second and third quarters of our fiscal year. Seasonality has and will likely continue to cause fluctuations in our financial results on a quarterly basis. While our growth has obscured this seasonality in our overall financial results, we expect our results of operations to continue to be affected by such seasonality in the future. In addition, other seasonal trends may develop and the existing seasonal trends that we experience may become more pronounced and contribute to fluctuations in our results of operations as we continue to scale and our growth slows. As such, we may not accurately forecast our results of operations. However, we base our spending and investment plans on forecasts and estimates, and we may not be able to adjust our spending quickly enough if our revenue is less than expected, causing our results of operations to fail to meet our expectations or the expectations of investors.

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
Certain of the metrics that we present are calculated using internal company data that has not been independently verified, data from third-party attribution partners, or unaudited financial information of companies that we have acquired or partnered with. While these metrics and figures are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring these metrics and figures across our client base and user base. Additionally, certain figures relating to our strategic acquisitions and partnerships are based on unaudited financial information that has been prepared by the management of such companies and has not been independently reviewed or audited. We cannot assure you that such financial information would not be materially different if such information was independently reviewed or audited. We regularly review and have in the past, and may in the future, adjust our processes for calculating our metrics and other figures to improve their accuracy, but these efforts may not prove successful and we may discover material inaccuracies. In addition, our methodology for calculating these metrics may differ from the methodology used by other companies to calculate similar metrics and figures. We may also discover unexpected errors in the data that we are using that resulted from technical or other errors, or we may determine that third party data we relied upon is not accurate or does not accurately reflect our business. If we determine that any of our metrics or figures are not accurate, we may be required to revise or cease reporting such metrics or figures. Any real or perceived inaccuracies in our metrics and other figures could adversely affect our reputation and our business.

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
In connection with our assessment of the internal control over financial reporting for the year ended December 31, 2025, we identified two material weaknesses in our internal controls over financial reporting related to (i) controls over revenue recognition and (ii) information technology (“IT”) general controls for certain information systems that support our revenue process that are relevant to the preparation of our financial statements and the effectiveness of IT-dependent controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. With the oversight of our audit committee, we have developed a remediation plan to address these material weaknesses. The remediation measures taken to date include: (i) designing and implementing new manual and automated controls and enhancing existing controls to ensure the accuracy and occurrence of transaction quantity used to record revenue, including the completeness and accuracy of data flows and automated data transformations of the quantity information; (ii) designing and implementing new and enhancing existing IT general controls over financially relevant systems used in the collection, transferring and processing of data used in the billing and revenue reporting process, of which we completed the design and implementation of IT general controls over certain systems during the quarter ended
September 30, 2026; and (iii) during the quarter ended September 30, 2026, designing and implementing new controls and enhanced existing controls to ensure (a) the accuracy of the transaction price used to record revenue, and (b) the accuracy of customer order information used to record revenue. Although we believe our remediation plan will be sufficient to remediate the material weaknesses, there can be no assurance that the material weaknesses will be remediated on a timely basis or at all, or that additional material weaknesses will not be identified in the future. Furthermore, as we test our internal controls over financial reporting, we may determine that additional measures or modifications to the remediation plan are necessary or appropriate. If we are unable to remediate the material weaknesses, or if we experience additional material weaknesses, our ability to record, process, and report financial information accurately, and to prepare financial statements within the time periods specified by the rules of the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of our Class A common stock.
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
We deposit substantial funds in financial institutions and may, from time to time, maintain cash balances at such financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit. These funds include amounts in our operating accounts, which are held primarily at three financial institutions and used for our day-to-day business operations. We also hold investments and settled funds in accounts held at financial institutions acting as brokers or custodians. Our investment portfolio generally consists of money market funds, U.S. treasury and agency securities, commercial paper, and corporate debt securities. The investments in our portfolio are subject to our investment policy, which focuses on the preservation of capital, fulfillment of our liquidity needs, and maximization of investment performance within the parameters set forth in our investment policy and subject to market conditions. Our investment policy sets forth credit rating minimums, permissible allocations, and limits our exposure to specific investment types. However, our investments are subject to general credit, liquidity, market, and interest rate risks and in particular, volatility in the global financial markets, including in specific segments of such markets, which can negatively impact the value of our investments and adversely affect our financial condition, cash flows and results of operations. In addition, we deposit certain funds owned by third parties, such as escrow deposits, in financial institutions. Should one or more of the financial institutions at which deposits are maintained fail, there is no guarantee as to the extent that we would recover the funds deposited, whether through FDIC coverage or otherwise, or the timing of any recovery. In the event of any such failure, we also could be held liable for the funds owned by third parties. Further, certain of our investments and settled funds are held at financial institutions. Should one or more of the financial institutions acting as brokers or custodians for our investments and settled funds fail, there may be a delay or some uncertainty in our ability to take possession of, or fully recover, all of our investments or settled funds.
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

Moreover, the application of laws and regulations to online platforms is constantly evolving. Existing and future laws and regulations, or changes thereto, may impede the growth and availability of the Internet and online offerings, require us to change our business practices, or raise compliance costs or other costs of doing business. These laws and regulations, which continue to evolve, cover consumer protection, advertising practices and provision of disclosures, among other things. Any failure, or perceived failure, by us, or our software platform, as applicable, to comply with any of these laws or regulations could result in damage to our reputation and brand, a loss in business and proceedings or actions against us by governmental entities or others, which could adversely affect our business, financial condition, and results of operations.
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

We have registered the term “Blend” in the United States, Canada, the United Kingdom, and the European Union, and as of September 30, 2026, we had pending trademark applications in the United States. Additionally, we have registered domain names that we use in, or are related to, our business, most importantly blend.com. Competitors have and may continue to adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. As of September 30, 2026, we had one issued patent in the United States. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Further, we may not timely or successfully apply for a patent or register our trademarks or otherwise secure our intellectual property. Our efforts to protect, maintain, or enforce our proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could adversely affect our business, financial condition, and results of operations.
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
Our Class A common stock has one vote per share, our Class B common stock has 40 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of September 30, 2026, Nima Ghamsari, Head of Blend, Co-Founder, and Chair of our board of directors, beneficially owns all of the issued and outstanding shares of our Class B common stock. As of September 30, 2026, the shares beneficially owned by Mr. Ghamsari represented approximately 32% of the total voting power of our outstanding capital stock, which voting power may increase over time as Mr. Ghamsari exercises equity awards and exchanges them for our Class B common stock under the Equity Exchange Agreement. If all such equity awards held by Mr. Ghamsari (including the Co-Founder and Head of Blend Long-Term Performance Award) had been exercised for cash as of September 30, 2026, Mr. Ghamsari would hold approximately 83% of the voting power of our outstanding capital stock. As a result, for the foreseeable future, Mr. Ghamsari will be able to significantly influence matters requiring approval by our stockholders, including the election of members of our board of directors, the adoption of amendments to our Amended and Restated Certificate of Incorporation and amended and restated bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Mr. Ghamsari may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interest. The concentration of control will limit or preclude your ability to influence corporate matters for the foreseeable future and could have the effect of delaying, preventing, or deterring a change in control of our company, could deprive you and other holders of Class A common stock of an opportunity to receive a premium for your Class A common stock as part of a sale of our company and could negatively affect the market price of our Class A common stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

No shares of our Class C common stock, which entitle the holder to zero votes per share (except as otherwise required by law), were issued and outstanding as of September 30, 2026 and we have no current plans to issue shares of Class C common stock. These shares will be available to be used in the future to further strategic initiatives, such as financings or acquisitions, or issue future equity awards to our service providers. Over time the issuance of shares of Class A common stock will result in voting dilution to all of our stockholders and this dilution could eventually result in Mr. Ghamsari and his affiliates holding a lower percentage of our total outstanding voting power. Because the shares of Class C common stock have no voting rights (except as required by law), the issuance of such shares will not result in further voting dilution, which would prolong the significant voting influence of Mr. Ghamsari. Further, the issuance of such shares of Class C common stock to Mr. Ghamsari would also delay the final conversion of all of our outstanding Class B common stock because shares of Class C common stock issued to Mr. Ghamsari would be counted when determining whether the 35% Ownership Threshold has been met. As a result, the issuance of shares of Class C common stock could prolong the duration of Mr. Ghamsari’s significant influence on the election of our directors and outcome of most matters submitted to a vote of our stockholders. In addition, we could issue shares of Class C common stock to Mr. Ghamsari and, in that event, he would be able to sell such shares of Class C common stock and achieve liquidity in his holdings without diminishing his voting control. Sales of significant amounts of stock by Mr. Ghamsari or changes in our capital structure, including as a result of the Final Conversion Date, could result in a change of control or cause volatility in our stock price and uncertainty. Any future issuances of shares of Class C common stock will not be subject to approval by our stockholders except as required by the listing standards of the New York Stock Exchange.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
Except as described below, during the three months ended September 30, 2026, none of our officers or directors, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or any “non Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

On September 14, 2026, Winnie Ling, our Head of Legal and People, entered into a Rule 10b5-1 trading arrangement that provides for the sale from time to time of an aggregate of up to 160,000 shares of our Class A common stock, with the exact number of shares to be sold pursuant to Ms. Ling’s trading arrangement to be determined based on market prices of our Class A common stock. The trading arrangement will expire on June 11, 2027, subject to early termination for certain specified events as set forth in the plan, and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Redeemable Noncontrolling Interest, Series A Redeemable Interest, Convertible Preferred Stock and Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

BLEND LABS, INC.

Date:	November 5, 2026	By:	/s/ Nima Ghamsari
Nima Ghamsari
Head of Blend and Co-Founder
(Principal Executive Officer)

Date:	November 5, 2026	By:	/s/ Jason Ream
Jason Ream
Head of Finance
(Principal Financial Officer)